Form 10-Q
period 1995-03-31
GTS DURATEK INC
filed 1995-05-11
CIK 785186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                    FORM 10-Q
 ___
/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 --  Act of 1934
     For the Quarter Ended March 31, 1995

                                       OR

/__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from _____________ to _____________


                         Commission File Number 0-14292

                               GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2427618
- --------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8955 Guilford Road, Suite 200, Columbia, Maryland                       21046
- -------------------------------------------------                   ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:      (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                         ---------       ---------


Number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1995:


     Common Stock, par value $0.01 per share                8,718,417 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                -----------------


                                                                           PAGE
                                                                           ----
Part I      FINANCIAL INFORMATION
- ------


Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets
                  March 31, 1995 and December 31, 1994  . . . . . . . . . .   1

            Consolidated Condensed Statements of Operations
                  Three Months Ended March 31, 1995 and 1994  . . . . . . .   2

            Consolidated Condensed Statement of Changes in
                  Stockholders' Equity Three Months Ended March 31, 1995  .   3

            Consolidated Condensed Statements of Cash Flows
                  Three Months Ended March 31, 1995 and 1994  . . . . . . .   4

            Notes to Consolidated Financial Statements  . . . . . . . . . .   5

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations . . . . . . . . . . . . . . . .   6

            Qualification Relating to Financial Information. . .  . . . . .   8


Part II     OTHER INFORMATION
- -------

Item 6.     Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   9

            Signatures . . . . . . . . . . . . . . . . . . . . .  . . . . .  10

Part I   Financial Information
- ------
Item 1.  Financial Statements


                                                   GTS DURATEK, INC. AND SUBSIDIARIES

                                                 CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                                 March 31,       December 31,
                                                                                                   1995              1994
                                                                                                ----------        ----------
                                 ASSETS                                                         (unaudited)           *
Current assets:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,443,423     $
  Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       8,190,414        8,090,614
  Costs and estimated earnings in excess of
    billings on uncompleted contracts . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,731,926        3,119,443
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         342,777          334,998
  Prepaid expenses and other current assets . . . . . . . . . . . . . . . . . . . . . . . .         269,922          141,510
                                                                                                -----------      -----------

     Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      17,978,462       11,686,565
                                                                                                -----------      -----------

Costs and estimated earnings in excess of billings,
  noncurrent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,307,728
Property, plant and equipment, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,125,108        2,137,247
Intangibles, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         609,716          637,553
Investments in and advances to joint venture, net . . . . . . . . . . . . . . . . . . . . .       2,788,376        2,417,771
Deferred charges and other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         993,797        1,013,220
                                                                                                -----------      -----------

                                                                                               $ 24,495,459     $ 19,200,084
                                                                                                -----------      -----------
                                                                                                -----------      -----------
                                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $                $  7,630,512
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . .         707,094          707,094
  Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . .       1,765,834        3,427,236
                                                                                                -----------      -----------

     Total current liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,472,928       11,764,842
                                                                                                -----------      -----------

Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         327,074          502,417
                                                                                                -----------      -----------

Redeemable preferred stock
  (Liquidation value $16,235,200) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      14,461,149
                                                                                                -----------      -----------

Stockholders' equity:
  Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          87,598           87,598
  Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      16,936,009       16,656,009
  Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,617,522)      (9,639,005)
  Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (171,777)        (171,777)
                                                                                                -----------      -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,234,308        6,932,825
                                                                                                -----------      -----------

                                                                                               $ 24,495,459     $ 19,200,084
                                                                                                -----------      -----------
                                                                                                -----------      -----------


*  The Consolidated Condensed Balance Sheet as of December 31, 1994 has been derived from the Company's audited Balance Sheet as of that date.



                                                 GTS DURATEK, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                             (UNAUDITED)


                                                                                                 THREE MONTHS ENDED MARCH 31,
                                                                                                -----------------------------
                                                                                                    1995             1994
                                                                                                -----------      ------------
Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 9,535,752      $ 7,982,094
Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7,779,011        6,159,300
                                                                                                 ----------       ----------

Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,756,741        1,822,794
                                                                                                 ----------       ----------

Expenses:
  Selling, general and administrative . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,302,539        1,541,360
  Royalties paid to related parties . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,000           25,000
                                                                                                 ----------       ----------
                                                                                                  1,327,539        1,566,360
                                                                                                 ----------       ----------

Income from operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         429,202          256,434

Interest expense, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,715          101,216
                                                                                                 ----------       ----------

Income before income taxes and
  proportionate share of loss of joint venture  . . . . . . . . . . . . . . . . . . . . . .         412,487          155,218

Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          41,249            1,395
                                                                                                 ----------       ----------

Income before proportionate share of
  loss of joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         371,238          153,823

Proportionate share of loss of joint venture  . . . . . . . . . . . . . . . . . . . . . . .         (78,932)         (71,771)
                                                                                                 ----------       ----------

Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   292,306      $    82,052
                                                                                                 ----------       ----------
                                                                                                 ----------       ----------

Net income per share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $       .00      $       .01
                                                                                                 ----------       ----------
                                                                                                 ----------       ----------

Weighted average number of shares outstanding . . . . . . . . . . . . . . . . . . . . . . .       9,308,747        9,102,857
                                                                                                 ----------       ----------
                                                                                                 ----------       ----------



                                                 GTS DURATEK, INC. AND SUBSIDIARIES

                                CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                  THREE MONTHS ENDED MARCH 31, 1995

                                                             (UNAUDITED)


                                        Common Stock         Capital in                                  Total
                                        ------------         Excess of                  Treasury     Stockholders'
                                   Shares          Amount    Par Value      Deficit        Stock         Equity
                                   ------          ------    ----------     -------      --------    -------------
Balance, December 31, 1994            8,759,755  $   87,598  $16,656,009  $ (9,639,005) $(171,777)  $    6,932,825

Net Income                                                                     292,306                     292,306

Preferred dividends                                                           (235,200)                   (235,200)

Issuance of stock options                                        280,000                                   280,000

Accretion of redeemable
preferred stock                                                                (35,623)                    (35,623)
                                  -------------  ----------  -----------  ------------  ----------   -------------
Balance, March 31, 1995               8,759,775  $   87,598  $16,936,009  $ (9,617,522) $(171,777)  $    7,234,308
                                  -------------  ----------  -----------  ------------  ----------   -------------
                                  -------------  ----------  -----------  ------------  ----------   -------------



                                                 GTS DURATEK, INC. AND SUBSIDIARIES

                                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                             (UNAUDITED)

                                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                                ----------------------------
                                                                                                   1995              1994
                                                                                                ----------        ----------
Cash flows from operations:
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $    292,306      $    82,052
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         153,751          153,762
  Proportionate share of loss of joint venture  . . . . . . . . . . . . . . . . . . . . . .          78,932           71,771
  Changes in operating items:
    Receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (99,800)      (1,153,017)
    Cost in excess of billings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,695,245         (723,808)
    Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (7,779)         (30,706)
    Accounts payables and accrued expenses  . . . . . . . . . . . . . . . . . . . . . . . .      (1,896,602)        (399,146)
    Other operating items . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (128,412)        (206,043)
                                                                                                -----------      -----------
      Net cash provided (used) by operations  . . . . . . . . . . . . . . . . . . . . . . .          87,641       (2,205,135)
                                                                                                -----------      -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .         (90,973)        (177,928)
  Advances to joint venture . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (449,537)        (143,542)
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,379)           1,457
                                                                                                -----------      -----------
      Net cash used by investing activities . . . . . . . . . . . . . . . . . . . . . . . .        (543,889)        (320,013)
                                                                                                -----------      -----------

Cash flows from financing activities:
  Net proceeds from (repayment of) short-term borrowings  . . . . . . . . . . . . . . . . .      (7,630,512)       2,566,068
  Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (175,343)         (51,419)
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . .                           10,499
  Proceeds from issuance of redeemable preferred stock  . . . . . . . . . . . . . . . . . .      14,425,526
  Proceeds from issuance of stock option  . . . . . . . . . . . . . . . . . . . . . . . . .         280,000
                                                                                                -----------      -----------
    Net cash provided by financing activities . . . . . . . . . . . . . . . . . . . . . . .       6,899,671        2,525,148
                                                                                                -----------      -----------

Net change in cash
  Cash at beginning of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
                                                                                                -----------      -----------
  Cash at end of period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  6,443,423      $
                                                                                                -----------      -----------

Cash paid for:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     98,923      $   101,216
                                                                                                -----------      -----------
                                                                                                -----------      -----------
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $                 $     1,395
                                                                                                -----------      -----------
                                                                                                -----------      -----------


                       GTS DURATEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      On January 24, 1995, the Company consummated a financing transaction (the "Financing Transaction") whereby it issued for $16 million 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Company Option") to purchase up to an additional 1.25 million shares of the Company's newly issued common stock, par value at $.01 per share (the "Common Stock") at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by the Carlyle Group, a Washington, D.C. based private merchant bank ("Carlyle"). The Convertible Preferred Stock is initially convertible into the Company's Common Stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on December 31, 2001 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000. In addition, as part of the Financing Transaction, Carlyle acquired 1,666,667 shares of Common Stock of the Company owned by National Patent for $3 per share and has the option (the "NPD Option") to purchase up to an additional 500,000 shares of the Company's Common Stock from National Patent at any time prior to January 24, 1996 at an exercise price of $3.75 per share. The Company intends to use proceeds from the Financing Transaction to (i) finance the Company's obligations under the DuraChem joint venture with Chem-Nuclear Systems, Inc., estimated at $5 million, (ii) provide $5 million of working capital required in connection with the contract with Westinghouse Savannah River Company to construct a DuraMelter-TM- vitrification melter to remediate and stabilize low-level radioactive waste at the Department of Energy's Savannah River Site in South Carolina, and (iii) provide working capital for the Company's Technology Group.

      Assuming the conversion of all of the Convertible Preferred Stock into Common Stock, Carlyle would own 49.9% of the Common Stock of the Company, excluding the effects of the exercise of the Company and the NPD Options and all other outstanding warrants and employee stock options. Assuming the conversion of all of the Convertible Preferred Stock into Common Stock and assuming Carlyle's exercise in full of the Company and NPD Options (but not the exercise of outstanding warrants and employee stock options), Carlyle would own 57.3% of the Company s Common Stock.

2.    INVENTORIES

      Inventories, consisting of material, labor and overhead, are classified as follows:


                                             March 31,   December 31,
                                                1995         1994
                                            ----------  ------------
Raw materials . . . . . . . . . . . . . .     $ 55,452     $ 55,452
Finished goods  . . . . . . . . . . . . .      287,325      279,546
                                              -------      -------
                                              $342,777     $334,998
                                              -------      -------
                                              -------      -------


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                       GTS DURATEK, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

OVERVIEW

     The Company had net income of $292,000 for the quarter ended March 31, 1995 as compared to $82,000 for the three months ended March 31, 1994. The increase in net income was due to increased revenues in the Services Group combined with lower selling, general and administrative expenses and a reduction in net interest expense.

     The Company's results of operations are significantly affected by the timing of the award of contracts and the timing and performance on contracts. These factors directly affect the Company's pre-tax income and net income. The quarter-to-quarter results continue to be affected by the Company's electric utility customers scheduling of nuclear power plant outages causing the demand for these services to often shift between quarters. Accordingly, results of operations for the quarter and quarter-to-quarter comparisons may not be as meaningful as comparisons over longer periods.

REVENUES

     Revenues were $9,536,000 during the first quarter of 1995 as compared to $7,982,000 for the first quarter of 1994. The increase in consolidated revenues of $1,554,000 or 19.5% is attributable to an increase in the Services Group revenues of $1,973,000 and a decrease in the Technology Group revenues of $419,000. The increase in Services Group revenues was primarily due to work performed on power plant outage contracts with Duke Power Company and Vermont Yankee Nuclear Power Corporation. The decrease in Technology Group revenues was primarily due to the completion of contracts the Department of Energy (DOE) funded MINIMUM ADDITIVE WASTE STABILIZATION (MAWS) demonstration project in which the Company successfully vitrified 7,000 gallons of low-level radioactive waste using its DuraMelter-TM- 300 located on the DOE's Fernald site.

GROSS PROFIT

     Gross profit was $1,757,000 or 18% during the first quarter of 1995 as compared to $1,823,000 or 23% for the same period in 1994. The decrease in gross profit was due to changes in the mix of revenues with a higher proportion of the total from the Services Group which generates a lower gross profit than the Technology Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,328,000 for the first quarter of 1995 as compared to $1,566,000 for the first quarter of 1994. The decrease of 238,000 was due to cost saving measures taken in the second half of 1994 in the Services Group from personnel reductions, consolidation of offices and continued efforts to control costs.

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES


INTEREST EXPENSE

     The decrease in interest expense, net for the first quarter of 1995 as compared to the same period in 1994 reflects the repayment of short-term borrowings and investment income with the proceeds of the Financing Transaction (see Note 1).

OTHER INCOME AND EXPENSE

     The Company's proportionate share of loss of the joint venture of $79,000 relates to the start-up expenses and operation of a 50% joint venture formed to pursue vitrification of non-radioactive waste materials.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations with short-term borrowings and has a revolving line of credit with a commercial bank. As a result of the Financing Transaction, the Company has available borrowings of $7,000,000 as of March 31, 1995 under the line of credit arrangement.

     The Company believes that cash flow from operations, proceeds from the Financing Transaction and borrowings availability under the line of credit will be sufficient to meet its operating needs and preferred dividend requirements.

Item 2.  Qualification Relating to Financial Information


                       GTS DURATEK, INC. AND SUBSIDIARIES


     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1995 interim period are not necessarily indicative of results to be expected for the entire year.

PART II   OTHER INFORMATION
- -------
                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               --------

               GTS Duratek, Inc., and Subsidiaries, Computation of Earnings Per Share for the three months ended March 31, 1995 and 1994.

          b.   Reports
               -------

               A report on Form 8-K was filed on February 1, 1995, which disclosed the Financing Transaction with The Carlyle Group.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 MARCH 31, 1995

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.


Dated:    May 9, 1995              BY: /s/ Robert F. Shawver
                                       ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer


Dated:    May 9, 1995              BY: /s/ Craig T. Bartlett
                                       -----------------------------
                                  Craig T. Bartlett
                                  Controller and Principal
                                  Accounting Officer