Form 10-Q/A
period 1995-03-31
GTS DURATEK INC
filed 1995-06-27
CIK 785186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                               FORM 10-Q / A No. 1

/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the Quarter Ended March 31, 1995

                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
     _____________


                         Commission File Number 0-14292

                               GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2427618
- - --------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8955 Guilford Road, Suite 200, Columbia, Maryland                          21046
- - -------------------------------------------------                   ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:      (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                         ---------       ---------

Number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1995:


     Common Stock, par value $0.01 per share                8,718,417 shares