Form 10-Q
period 1995-06-30
GTS DURATEK INC
filed 1995-08-14
CIK 785186

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                --------------------
                                     FORM 10-Q


/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the Quarter Ended June 30, 1995

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from               to
                                    -------------    ----------------

                            Commission File Number 0-14292


                                    GTS DURATEK, INC.
                (Exact name of Registrant as specified in its charter)


                  Delaware                                      22-2476180
       ------------------------------                        ------------------
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                       Identification No.)


8955 Guilford Road, Suite 200, Columbia, Maryland                   21046
-------------------------------------------------                 ----------
    (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code: (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---     ---


Number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1995:


     Common Stock, par value $0.01 per share           8,773,317 shares

                           GTS DURATEK, INC. AND SUBSIDIARIES


                                    TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
            as of June 30, 1995 and December 31, 1994.....................     1

          Consolidated Condensed Statements of Operations for the Three
            and Six Months Ended June 30, 1995 and 1994...................     2

          Consolidated Condensed Statement of Changes in Stockholders
            Equity for the Six Months Ended June 30, 1995.................     3

          Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended June 30, 1995 and 1994...............     4

          Notes to Consolidated Financial Statements......................     5

Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................     6

          Qualification Relating to Financial Information.................     8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................     9

          Signatures......................................................    10

Part I   Financial Information
Item 1.  Financial Statements

                           GTS DURATEK, INC. AND SUBSIDIARIES

                         CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        June 30,          December 31,
                                                                          1995                1994
                                                                        --------          ------------
                                                                       (unaudited)              *
                                       ASSETS
Current assets:
   Cash and cash equivalents........................................  $  5,237,514         $
   Receivables, net.................................................     8,109,410           8,090,614
   Costs and estimated earnings in excess of billings on
    uncompleted contracts..........................................      4,588,289           3,119,443
   Inventories......................................................       297,997             334,998
   Prepaid expenses and other current assets........................       220,786             141,510
                                                                       -----------         -----------
       Total current assets.........................................    18,453,996          11,686,565
                                                                       -----------         -----------

Costs and estimated earnings in excess of billings,
  noncurrent........................................................                         1,307,728
Property, plant and equipment, net..................................     2,110,387           2,137,247
Intangibles, net....................................................       592,898             637,553
Investments in and advances to joint venture, net...................     3,243,416           2,417,771
Deferred charges and other assets...................................       979,181           1,013,220
                                                                       -----------         -----------
                                                                       $25,379,878         $19,200,084
                                                                       -----------         -----------
                                                                       -----------         -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings...........................................    $                   $ 7,630,512
   Current maturities of long-term debt............................        707,094             707,094
   Accounts payable and accrued expenses...........................      2,648,784           3,427,236
                                                                       -----------         -----------
       Total current liabilities...................................      3,355,878          11,764,842
                                                                       -----------         -----------
Long-term debt.....................................................        151,731             502,417
                                                                       -----------         -----------
Redeemable convertible preferred stock
  (Liquidation value $16,320,000)..................................     14,500,083
                                                                       -----------         -----------
Stockholders' equity:
   Common stock....................................................         88,200              87,598
   Capital in excess of par value..................................     17,059,647          16,656,009
   Deficit.........................................................     (9,603,884)         (9,639,005)
   Treasury stock, at cost.........................................       (171,777)           (171,777)
                                                                       -----------         -----------
       Total stockholders' equity..................................      7,372,186           6,932,825
                                                                       -----------         -----------
                                                                       $25,379,878         $19,200,084
                                                                       -----------         -----------
                                                                       -----------         -----------

*The Consolidated Condensed Balance Sheet as of December 31, 1994 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                          GTS DURATEK, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)

                                                                        Three Months                       Six Months
                                                                       Ended June 30,                    Ended June 30,
                                                                    --------------------            -----------------------
                                                                     1995           1994             1995             1994
                                                                    ------         ------           ------           ------

Revenues....................................................      $9,985,641     $8,989,871      $19,521,393      $16,971,965
Cost of revenues............................................       8,139,966      7,030,239       15,918,977       13,189,539
                                                                  ----------     ----------      -----------      -----------
Gross profit................................................       1,845,675      1,959,632        3,602,416        3,782,426
                                                                  ----------     ----------      -----------      -----------
Expenses:
   Selling, general and administrative......................       1,372,890      1,605,722        2,675,429        3,147,082
   Royalties paid to related parties........................          25,000         25,000           50,000           50,000
                                                                  ----------     ----------      -----------      -----------
                                                                   1,397,890      1,630,722        2,725,429        3,197,082
                                                                  ----------     ----------      -----------      -----------
Income from operations......................................         447,785        328,910          876,987          585,344
Interest (income) expense, net..............................         (42,630)       102,521          (25,915)         203,737
                                                                  ----------     ----------      -----------      -----------
Income before income taxes and proportionate share of loss
  of joint venture..........................................         490,415        226,389          902,902          381,607
Income taxes................................................          48,966                          90,215            1,395
                                                                  ----------     ----------      -----------      -----------
Income before proportionate share of loss of joint
  venture...................................................         441,449        226,389          812,687          380,212
Proportionate share of loss of joint venture................         (53,378)      (137,229)        (132,310)        (209,000)
                                                                  ----------     ----------      -----------      -----------
Net income..................................................      $  388,071     $   89,160      $   680,377      $   171,212
                                                                  ----------     ----------      -----------      -----------
                                                                  ----------     ----------      -----------      -----------
Net income per share........................................      $      .00     $      .01      $       .00      $       .02
                                                                  ----------     ----------      -----------      -----------
                                                                  ----------     ----------      -----------      -----------
Weighted average number of shares outstanding...............       8,720,797      8,686,433        8,705,144        8,682,986
                                                                  ----------     ----------      -----------      -----------
                                                                  ----------     ----------      -----------      -----------

                          GTS DURATEK, INC. AND SUBSIDIARIES

        CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                            SIX MONTHS ENDED JUNE 30, 1995

                                      (Unaudited)



                                        Common Stock           Capital in                                         Total
                                    -------------------         Excess of                       Treasury       Stockholders'
                                    Shares      Amount          Par Value         Deficit        Stock            Equity
                                    ------      -------        -----------        -------       --------      --------------
Balance, December 31, 1994 .....  8,759,775     $87,598        $16,656,009      $(9,639,005)   $(171,777)        $6,932,825
Net Income                                                                          680,377                         680,377
Preferred dividends ............                                                   (555,200)                       (555,200)
Issuance of stock options ......                                   280,000                                          280,000
Exercise of stock options ......     60,200         602            123,638                                          124,240
Accretion of redeemable
  preferred stock ..............                                                    (90,056)                        (90,056)
                                 ----------     -------        -----------      -----------    ---------         ----------
Balance, June 30, 1995 .........  8,819,975     $88,200        $17,059,647      $(9,603,884)   $(171,777)       $7,372,186
                                  ---------     -------        -----------      -----------    ---------         ----------
                                  ---------     -------        -----------      -----------    ---------         ----------

                          GTS DURATEK, INC. AND SUBSIDIARIES

                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)

                                                               Six Months Ended June 30,
                                                                  1995            1994
                                                               ----------      ---------
Cash flows from operations:
Net income..................................................  $   680,377    $   171,212
Adjustments to reconcile net income to
  net cash used by operating activities:
   Depreciation and amortization.............................     302,692        265,638
   Proportionate share of loss of joint venture..............     132,310        209,000
   Changes in operating items:
     Receivables.............................................     (18,796)      (810,066)
     Cost in excess of billings..............................    (161,118)    (1,450,778)
     Inventories.............................................      37,001        (32,288)
     Accounts payables and accrued expenses..................  (1,098,452)      (397,632)
     Other operating items...................................     (79,276)      (234,385)
                                                              -----------    -----------
        Net cash used by operations..........................    (205,262)    (2,279,299)
                                                              -----------    -----------
Cash flows from investing activities:
   Additions to property, plant and equipment, net...........    (179,361)      (440,306)
   Advances to joint venture.................................    (957,955)      (434,958)
   Other.....................................................     (17,777)        24,097
                                                              -----------    -----------
        Net cash used by investing activities................  (1,155,093)      (851,167)
                                                              -----------    -----------
Cash flows from financing activities:
   Net proceeds from (repayment of) short-term borrowings....  (7,630,512)     1,761,756
   Proceeds from issuance of long-term debt..................                    957,150
   Reduction of long-term debt...............................    (350,686)      (102,839)
   Proceeds from issuance of common stock....................     124,240        500,000
   Proceeds from issuance of redeemable preferred stock......  14,410,027
   Payment of preferred stock dividends......................    (235,200)
   Proceeds from issuance of stock option....................     280,000         14,399
                                                              -----------    -----------
        Net cash provided by financing activities............   6,597,869      3,130,466
                                                              -----------    -----------
Net change in cash and cash equivalents
   Cash and cash equivalents at beginning of period..........
                                                              -----------    -----------
   Cash and cash equivalents at end of period................ $ 5,237,514    $
                                                              -----------    -----------
Cash paid for:
   Interest.................................................. $   136,129    $   203,737
                                                              -----------    -----------
                                                              -----------    -----------
   Income taxes.............................................. $     9,741    $     1,395
                                                              -----------    -----------
                                                              -----------    -----------

                         GTS DURATEK, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

      On January 24, 1995, the Company consummated a financing transaction (the "Financing Transaction") whereby it issued for $16 million 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share
(the "Convertible Preferred Stock") and an option (the "Company Option") to purchase up to an additional 1.25 million shares of the Company's newly issued common stock, par value at $.01 per share (the "Common Stock") at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by the Carlyle Group, a Washington, D.C. based private merchant bank ("Carlyle"). The Convertible Preferred Stock is initially convertible into the Company's Common Stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on December 31, 2001 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000. In addition, as part of the Financing Transaction, Carlyle acquired 1,666,667 shares of Common Stock of the Company owned by National Patent for $3 per share and has the option (the "NPD Option") to purchase up to an additional 500,000 shares of the Company's Common Stock from National Patent at any time prior to January 24, 1996 at an exercise price of $3.75 per share. The Company intends to use proceeds from the Financing Transaction to (i) finance the Company s obligations under the DuraChem joint venture with Chem-Nuclear Systems, Inc., estimated at $5 million,
(ii) provide $5 million of working capital required in connection with the contract with Westinghouse Savannah River Company to construct a DuraMelter-TM-vitrification melter to remediate and stabilize low-level radioactive waste at the Department of Energy's Savannah River Site in South Carolina, and
(iii) provide working capital for the Company's Technology Group.

      Assuming the conversion of all of the Convertible Preferred Stock into Common Stock, Carlyle would own 49.9% of the Common Stock of the Company, excluding the effects of the exercise of the Company and the NPD Options and all other outstanding warrants and employee stock options. Assuming the conversion of all of the Convertible Preferred Stock into Common Stock and assuming Carlyle's exercise in full of the Company and NPD Options (but not the exercise of outstanding warrants and employee stock options), Carlyle would own 57.3% of the Company's Common Stock.

2.    INVENTORIES

      Inventories, consisting of material, labor and overhead, are classified as follows:

                                           June 30,     December 31,
                                             1995           1994
                                           --------     ------------
Raw materials..........................    $ 52,079       $ 55,452
Finished goods.........................     245,918        279,546
                                           --------       --------
                                           $297,997       $334,998
                                           --------       --------
                                           --------       --------

3.  NET INCOME PER SHARE

    The net income per share for 1995 and 1994 was computed by dividing the net income applicable to common stock, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. As the Company has issued options and warrants which exceed 20% of the common stock outstanding, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the three and six months ended June 30, 1995, the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income per share.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                         GTS DURATEK, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

OVERVIEW

     The Company had net income of $388,000 and $680,000 for the quarter and six months ended June 30, 1995 as compared to $89,000 and $171,000 for the same periods in 1994. The increase in net income was due to increased revenues in the Services Group combined with lower selling, general and administrative expenses and a reduction in net interest expense.

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

REVENUES

     Revenues were $9,986,000 and $19,521,000 during the quarter and six months ended June 30, 1995 as compared to $8,990,000 and $16,972,000 for the same periods in 1994. The increase in consolidated revenues of $996,000 or 11.1% for the quarter is attributable to increases in the Technology Group and Services Group revenues of $835,000 and $161,000, respectively. The increase in consolidated revenues of $2,549,000 or 15.0% for the six month period is attributable to increases in the Technology Group and Services Group revenues of $415,000 and $2,134,000, respectively. The increases in Technology Group revenues for the quarter and six month period was primarily due to work performed on the Department of Energy's Savannah River M-Area low-level radioactive waste vitrification project. The increases in Services Group revenues for the quarter and six month period was primarily due to increased demand for commercial nuclear power plant outage services.

GROSS PROFIT

     Gross profit was $1,846,000 or 18.5% and $3,602,000 or 18.5% for the
quarter and six months ended June 30, 1995 as compared to $1,960,000 or 21.8% and $3,782,000 or 22.3% for the same periods in 1994. The decrease in gross profit for the quarter and six month period was due to changes in the mix of revenues with a higher proportion of the total from the Services Group which generates a lower gross profit than the Technology Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,398,000 and $2,725,000 for the quarter and six months ended June 30, 1995 as compared to $1,631,000 and $3,197,000 for the same periods in 1994. The decrease of $233,000 and $472,000 for the quarter and six month period was due to cost saving measures taken in the second half of 1994 in the Services Group from personnel reductions, consolidation of offices and continued efforts to control costs.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

                         GTS DURATEK, INC. AND SUBSIDIARIES


INTEREST EXPENSE

     The decrease in interest expense, net for the quarter and six months ended June 30, 1995 as compared to the same periods in 1994 reflects the repayment of short-term borrowings and investment income with the proceeds of the Financing Transaction (see Note 1).

OTHER INCOME AND EXPENSE

     The Company's proportionate share of loss of the joint venture of $53,000 and $132,000 for the quarter and six months ended June 30, 1995 relates to the start-up expenses and operation of a 50% joint venture formed to pursue vitrification of non-radioactive waste materials.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations with short-term borrowings and has a revolving line of credit with a commercial bank. As a result of the Financing Transaction, the Company has available borrowings of $7,000,000 as of June 30, 1995 under the line of credit arrangement.

     The Company believes that cash flow from operations, proceeds from the Financing Transaction and borrowings availability under the line of credit will be sufficient to meet its operating needs and preferred dividend requirements.

OTHER ITEMS

     Investments in and advances to joint venture, net, were $3,243,000 and $2,418,000 at June 30, 1995 and December 31, 1994, respectively. The increase of $825,000 for the six month period is primarily attributable to expenditures on the DuraChem joint venture to design and construct a vitrification system at an existing Chem-Nuclear waste management facility.

     Costs and estimated earnings in excess of billings on uncompleted contracts were $4,588,000 and $3,119,000 at June 30, 1995 and December 31, 1994,
respectively. The increase of $1,469,000 for the six month period is primarily attributable to the work performed on the Department of Energy's Savannah River M-Area low-level radioactive waste vitrification project mentioned above and a contract with Fernald Environmental Restoration Management Corporation to provide a joule-heated vitrification system. Such amounts are expected to be billed and collected over the next twelve month period.

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

Part II   Other Information

                         GTS DURATEK, INC. AND SUBSIDIARIES


Item 4.   Submission of Matters to a Vote of Security Holders

      At the Annual Meeting of Stockholders held on May 24, 1995 the following matters were voted upon.

      a. Daniel A. D'Aniello, William E. Conway, Jr., Earle C. Williams and Steven J. Gilbert were elected to serve as directors of the Registrant for one-year term by the Preferred Stockholders. Jerome I. Feldman, Martin M. Pollak, and Robert E. Prince were elected to serve as directors of the Registrant for a one-year term by the Common Stockholders.

      b. The proposal to approve the amendments to the Company's Stock Option Plan was adopted by a vote of 6,427,805 for, and 117,232 against this proposal.

      c. The proposal to reappoint KPMG Peat Marwick LLP as auditors was adopted by a vote of 7,602,032 for, and 7,913 against this proposal.

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits

               11.1 GTS Duratek, Inc., and Subsidiaries, Computation of Earnings Per Share for the three and six months ended June 30, 1995 and 1994.

               27     Financial Data Schedule

          b.   Reports

               There were no reports on Form 8-K filed for the period ended June 30, 1995.

                          GTS DURATEK, INC. AND SUBSIDIARIES

                                   JUNE 30, 1995

                                     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GTS DURATEK, INC.



Dated:     August 11, 1995             BY:        /s/ Robert F. Shawver
                                           ------------------------------------
                                                     Robert F. Shawver
                                               Executive Vice President and
                                                  Chief Financial Officer



Dated:     August 11, 1995             BY:        /s/ Craig T. Bartlett
                                           ------------------------------------
                                                     Craig T. Bartlett
                                                 Controller and Principal
                                                     Accounting Officer