Form 10-Q
period 1995-09-30
GTS DURATEK INC
filed 1995-11-14
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ----------------
                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended September 30, 1995

                                      OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from                 to
                                    ----------------   ------------------

                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2476180
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

8955 Guilford Road, Suite 200, Columbia, Maryland                          21046
-------------------------------------------------                     ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X   No
                                                     -----    -----

Number of shares outstanding of each of the issuer's classes of common stock as of November 3, 1995:

     Common Stock, par value $0.01 per share             8,962,972 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                                                                           PAGE
PART I    FINANCIAL INFORMATION                                            ----

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
             as of September 30, 1995 and December 31, 1994  . . . . . . .   1

          Consolidated Condensed Statements of Operations for the Three
             and Nine Months Ended September 30, 1995 and 1994 . . . . . .   2

          Consolidated Condensed Statement of Changes in Stockholders'
             Equity for the Nine Months Ended September 30, 1995 . . . . .   3

          Consolidated Condensed Statements of Cash Flows
             for the Nine Months Ended September 30, 1995 and 1994 . . . .   4

          Notes to Consolidated Financial Statements . . . . . . . . . . .   5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations . . . . . . . . . . . . . . . . . .   6

          Qualification Relating to Financial Information  . . . . . . . .   8


PART II   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   9

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . .  10

PART I   Financial Information
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                    CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                               SEPTEMBER 30,     December 31,
                                                                                   1995              1994
                                                                               -------------     ------------
                                    ASSETS                                      (unaudited)            *
Current assets:
   Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . .   $   2,724,375     $
   Receivables, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6,978,179        8,090,614
   Costs and estimated earnings in excess of
      billings on uncompleted contracts  . . . . . . . . . . . . . . . . . .       7,709,662        3,119,443
   Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         289,487          334,998
   Prepaid expenses and other current assets . . . . . . . . . . . . . . . .         263,841          141,510
                                                                               -------------     ------------
         Total current assets  . . . . . . . . . . . . . . . . . . . . . . .      17,965,544       11,686,565
                                                                               -------------     ------------
Costs and estimated earnings in excess of billings,
   noncurrent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                        1,307,728
Property, plant and equipment, net . . . . . . . . . . . . . . . . . . . . .       2,016,316        2,137,247
Intangibles, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         561,682          637,553
Investments in and advances to joint venture, net  . . . . . . . . . . . . .       3,902,798        2,417,771
Deferred charges and other assets  . . . . . . . . . . . . . . . . . . . . .         964,564        1,013,220
                                                                               -------------     ------------
                                                                               $  25,410,904     $ 19,200,084
                                                                               =============     ============
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .   $                 $  7,630,512
   Current maturities of long-term debt  . . . . . . . . . . . . . . . . . .         635,073          707,094
   Accounts payable and accrued expenses . . . . . . . . . . . . . . . . . .       2,572,924        3,427,236
                                                                               -------------     ------------
         Total current liabilities . . . . . . . . . . . . . . . . . . . . .       3,207,997       11,764,842
                                                                               -------------     ------------
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          48,409          502,417
                                                                               -------------     ------------
Redeemable convertible preferred stock
   (Liquidation value $16,320,000) . . . . . . . . . . . . . . . . . . . . .      14,554,384
                                                                               -------------     ------------
Stockholders' equity:
   Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          88,784           87,598
   Capital in excess of par value  . . . . . . . . . . . . . . . . . . . . .      17,188,093       16,656,009
   Deficit . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,504,986)      (9,639,005)
   Treasury stock, at cost . . . . . . . . . . . . . . . . . . . . . . . . .        (171,777)        (171,777)
                                                                               -------------     ------------
         Total stockholders' equity  . . . . . . . . . . . . . . . . . . . .       7,600,114        6,932,825
                                                                               -------------     ------------
                                                                               $  25,410,904     $ 19,200,084
                                                                               =============     ============

* The Consolidated Condensed Balance Sheet as of December 31, 1994 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                                   Three Months                    Nine Months
                                                               Ended September 30,             Ended September 30,
                                                           ----------------------------    ----------------------------
                                                               1995            1994            1995            1994
                                                           ------------    ------------    ------------    ------------
Revenues . . . . . . . . . . . . . . . . . . . . . . . .   $  9,426,299    $  8,865,374    $ 28,947,692    $ 25,837,339
Cost of revenues . . . . . . . . . . . . . . . . . . . .      7,478,492       7,055,193      23,397,469      20,244,732
                                                           ------------    ------------    ------------    ------------
Gross profit . . . . . . . . . . . . . . . . . . . . . .      1,947,807       1,810,181       5,550,223       5,592,607
                                                           ------------    ------------    ------------    ------------
Expenses:
   Selling, general and administrative . . . . . . . . .      1,402,004       1,498,125       4,077,433       4,645,207
   Royalties paid to related parties . . . . . . . . . .         25,000          25,000          75,000          75,000
                                                           ------------    ------------    ------------    ------------
                                                              1,427,004       1,523,125       4,152,433       4,720,207
                                                           ------------    ------------    ------------    ------------
Income from operations . . . . . . . . . . . . . . . . .        520,803         287,056       1,397,790         872,400

Interest (income) expense, net . . . . . . . . . . . . .        (47,209)        181,622         (73,124)        385,399
                                                           ------------    ------------    ------------    ------------
Income before income taxes and
   proportionate share of loss of
   joint venture . . . . . . . . . . . . . . . . . . . .        568,012         105,394       1,470,914         487,001

Income taxes . . . . . . . . . . . . . . . . . . . . . .         56,898           8,628         147,113          10,023
                                                           ------------    ------------    ------------    ------------
Income before proportionate share of
   loss of joint venture . . . . . . . . . . . . . . . .        511,114          96,766       1,323,801         476,978

Proportionate share of loss of joint
   venture   . . . . . . . . . . . . . . . . . . . . . .        (37,915)        (45,548)       (170,225)       (254,548)
                                                           ------------    ------------    ------------    ------------
Net income . . . . . . . . . . . . . . . . . . . . . . .   $    473,199    $     51,218    $  1,153,576    $    222,430
                                                           ============    ============    ============    ============
Net income per share . . . . . . . . . . . . . . . . . .   $        .01    $        .01    $        .02    $        .03
                                                           ============    ============    ============    ============
Weighted average number of shares
   outstanding . . . . . . . . . . . . . . . . . . . . .      8,784,859       8,687,917       8,731,551       8,684,630
                                                           ============    ============    ============    ============

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Nine Months Ended September 30, 1995

                                  (Unaudited)


                                          Common Stock          Capital in                                        Total
                                      --------------------      Excess of                         Treasury     Stockholders'
                                       Shares       Amount      Par Value         Deficit          Stock          Equity
                                      ---------    --------    ------------    -------------    -----------    -------------
Balance, December 31, 1994            8,759,775    $ 87,598    $ 16,656,009    $  (9,639,005)   $  (171,777)   $   6,932,825

Net Income                                                                         1,153,576                       1,153,576

Preferred dividends                                                                 (875,200)                       (875,200)

Issuance of stock options                                           280,000                                          280,000

Exercise of stock options               118,600       1,186         252,084                                          253,270

Accretion of redeemable
preferred stock                                                                     (144,357)                       (144,357)
                                      ---------    --------    ------------    -------------    -----------    -------------

Balance, September 30, 1995           8,878,375    $ 88,784    $ 17,188,093    $  (9,504,986)   $  (171,777)   $   7,600,114
                                      =========    ========    ============    =============    ===========    =============

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                              Nine months ended September 30,
                                                                              -------------------------------
                                                                                  1995               1994
                                                                              ------------       ------------
Cash flows from operations:
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,153,576       $    222,430
                                                                              ------------       ------------
Adjustments to reconcile net income to
   net cash used by operating activities:
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . .       451,636            376,683
   Proportionate share of loss of joint venture  . . . . . . . . . . . . . .       170,225            254,548
   Changes in operating items:
      Receivables  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,112,435         (1,434,373)
      Cost in excess of billings . . . . . . . . . . . . . . . . . . . . . .    (3,282,491)        (2,841,749)
      Inventories  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        45,511            (32,982)
      Accounts payables and accrued expenses . . . . . . . . . . . . . . . .    (1,174,312)            32,961
      Other operating items  . . . . . . . . . . . . . . . . . . . . . . . .      (122,331)          (247,716)
                                                                              ------------       ------------
         Net cash used by operations . . . . . . . . . . . . . . . . . . . .    (1,645,751)        (3,670,198)
                                                                              ------------       ------------
Cash flows from investing activities:
   Additions to property, plant and equipment, net . . . . . . . . . . . . .      (188,400)          (425,271)
   Advances to joint venture . . . . . . . . . . . . . . . . . . . . . . . .    (1,655,252)          (568,444)
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (17,778)              (980)
                                                                              ------------       ------------
         Net cash used by investing activities . . . . . . . . . . . . . . .    (1,861,430)          (994,695)
                                                                              ------------       ------------
Cash flows from financing activities:
   Net proceeds from (repayment of) short-term borrowings  . . . . . . . . .    (7,630,512)         3,409,367
   Proceeds from issuance of long-term debt  . . . . . . . . . . . . . . . .                          970,000
   Reduction of long-term debt . . . . . . . . . . . . . . . . . . . . . . .      (526,029)          (228,873)
   Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . .       253,270            514,399
   Proceeds from issuance of redeemable preferred stock  . . . . . . . . . .    14,410,027
   Payment of preferred stock dividends  . . . . . . . . . . . . . . . . . .      (555,200)
   Proceeds from issuance of stock option  . . . . . . . . . . . . . . . . .       280,000
                                                                              ------------       ------------
         Net cash provided by financing activities . . . . . . . . . . . . .     6,231,556          4,664,893
                                                                              ------------       ------------
Net change in cash and cash equivalents
   Cash and cash equivalents at beginning of period  . . . . . . . . . . . .
                                                                              ------------       ------------
   Cash and cash equivalents at end of period  . . . . . . . . . . . . . . .  $  2,724,375       $
                                                                              ------------       ------------
Cash paid for:
   Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    154,380       $    385,399
                                                                              ============       ============
   Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     58,711       $     10,023
                                                                              ============       ============

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     On January 24, 1995, the Company consummated a financing transaction (the "Financing Transaction") whereby it issued for $16 million 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Company Option") to purchase up to an additional 1.25 million shares of the Company's newly issued common stock, par value at $.01 per share (the "Common Stock") at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by the Carlyle Group, a Washington, D.C. based private merchant bank ("Carlyle"). The Convertible Preferred Stock is initially convertible into the Company's Common Stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on December 31, 2001 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000. In addition, as part of the Financing Transaction, Carlyle acquired 1,666,667 shares of Common Stock of the Company owned by National Patent for $3 per share and has the option (the "NPD Option") to purchase up to an additional 500,000 shares of the Company's Common Stock from National Patent at any time prior to January 24, 1996 at an exercise price of $3.75 per share. The Company is using proceeds from the Financing Transaction to (i) finance the Company's obligations under the DuraChem joint venture with Chem-Nuclear Systems, Inc., estimated at $5 million, (ii) provide $5 million of working capital required in connection with the contract with Westinghouse Savannah River Company to construct a DuraMelterTM vitrification melter to remediate and stabilize low-level radioactive waste at the Department of Energy's Savannah River Site in South Carolina, and
(iii) provide working capital for the Company's Technology Group.

     As of September 30,1995, assuming the conversion of all of the Convertible Preferred Stock into Common Stock, Carlyle would own 49.9% of the Common Stock of the Company, excluding the effects of the exercise of the Company and the NPD Options and all other outstanding warrants and employee stock options. Assuming the conversion of all of the Convertible Preferred Stock into Common Stock and assuming Carlyle's exercise in full of the Company and NPD Options (but not the exercise of outstanding warrants and employee stock options), Carlyle would own 57.3% of the Company's Common Stock.

2.   INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                                  SEPTEMBER 30,    December 31,
                                                      1995             1994
                                                  -------------    ------------
Raw materials . . . . . . . . . . . . . . . . .   $      35,895    $     55,452
Finished goods  . . . . . . . . . . . . . . . .         253,592         279,546
                                                  -------------    ------------
                                                  $     289,487    $    334,998
                                                  =============    ============

3.   NET INCOME PER SHARE

     The net income per share for 1995 and 1994 was computed by dividing the net income applicable to common stock, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. As the Company has issued options and warrants which exceed 20% of the common stock outstanding, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the three and nine months ended September 30, 1995, the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income per share.

4.   SUBSEQUENT EVENT

     On November 7, 1995 the Company and BNFL Inc. (BNFL) entered into a strategic alliance pursuant to which the two companies will jointly pursue up to five major United States Department of Energy (DOE) waste stabilization projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom based company with annual revenues of $2 billion worldwide. Under the terms of the strategic alliance, BNFL will

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   SUBSEQUENT EVENT (CONTINUED)

pay to the Company a fee of $1 million each time the two companies agree to pursue on an exclusive basis a waste stabilization project together. The first project to be pursued jointly by the Company and BNFL under this strategic alliance will be the separation and vitrification (conversion to glass) of high level radioactive waste at the DOE's Hanford, Washington site.
 Upon the execution of the definitive agreements, the Company received the $1 million fee for its agreement to pursue the Hanford project exclusively with BNFL.

     As part of the strategic alliance, BNFL invested $10 million in the Company in the form of a convertible debenture. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR) and is convertible into 1,381,571 shares of the Company's common stock prior to November 7, 2000, unless extended under certain circumstances, or repaid in installments over the five year period beginning in November 8, 2000. BNFL also agreed to provide the Company research and development funding of at least $500,000 per year over the next five years. The Company has agreed as part of the strategic alliance to sublicense its radioactive waste vitrification technologies to BNFL for use exclusively in the United Kingdom.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                      GTS DURATEK, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

OVERVIEW

     The Company had net income of $473,000 and $1,154,000 for the quarter and nine months ended September 30, 1995 as compared to $51,000 and $222,000 for the quarter and nine months ended September 30, 1994. The increase in net income was due to increased revenues in both the Technology and Services Group combined with lower selling, general and administrative expenses and a reduction in net interest expense.

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

REVENUES

     Revenues were $9,426,000 and $28,948,000 during the quarter and nine months ended September 30, 1995 as compared to $8,865,000 and $25,837,000 for the same periods in 1994. The increase in consolidated revenues of $561,000 or 6.3% for the quarter is attributable an increase in the Technology Group revenues of $1,911,000 and a decrease in the Services Group revenues of $1,350,000. The increase in consolidated revenues of $3,111,000 or 12.0% for the nine month period is attributable to increases in the Technology Group and Services Group revenues of $2,327,000 and $784,000, respectively. The increases in Technology Group revenues for the quarter and nine month period was primarily due to work performed on the Department of Energy's Savannah River M-Area low-level radioactive waste vitrification project. The increase in the Services Group revenues for the nine month period was partially offset by a decrease in revenues for the quarter due to the Company's electric utility customers scheduling of nuclear power plant outages resulting in lower demand for the quarter.

GROSS PROFIT

     Gross profit was $1,948,000 or 20.7% and $5,550,000 or 19.2% for the
quarter and nine months ended September 30, 1995 as compared to $1,810,000 or 20.4% and $5,593,000 or 21.6% for the same periods in 1994. The changes in gross profit for the quarter and nine month period were due to changes in the mix of revenues with a higher proportion of the total from the Services Group which generates a lower gross profit than the Technology Group.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses were $1,427,000 and $4,152,000 for the quarter and nine months ended September 30, 1995 as compared to $1,523,000 and $4,720,000 for the same periods in 1994. The decrease of $96,000 and $568,000 for the quarter and nine month period was due to cost saving measures taken in the second half of 1994 in the Services Group from personnel reductions, consolidation of offices and continued efforts to control costs, partially offset by higher operating costs incurred by the Technology Group for the advancement of the vitrification technology.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

INTEREST EXPENSE

     The decrease in interest expense, net for the quarter and nine months ended September 30, 1995 as compared to the same periods in 1994 reflects the repayment of short-term borrowings and investment income with the proceeds of the Financing Transaction (see Note 1).

OTHER INCOME AND EXPENSE

     The Company's proportionate share of loss of the joint venture of $38,000 and $170,000 for the quarter and nine months ended September 30, 1995 relates to the start-up expenses and operation of a 50% joint venture formed to pursue vitrification of non-radioactive waste materials.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its operations with short-term borrowings and as of September 30, 1995, the Company has available borrowings of $7,000,000 under the line of credit arrangement.

     On November 7, 1995 the Company and BNFL Inc. (BNFL) entered into a strategic alliance pursuant to which the two companies will jointly pursue up to five major United States Department of Energy (DOE) waste stabilization projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom based company with annual revenues of $2 billion worldwide. Under the terms of the strategic alliance, BNFL will pay to the Company a fee of $1 million each time the two companies agree to pursue on an exclusive basis a waste stabilization project together. The first project to be pursued jointly by the Company and BNFL under this strategic alliance will be the separation and vitrification (conversion to glass) of high level radioactive waste at the DOE's Hanford, Washington site. Upon the execution of the definitive agreements, the Company received the $1 million fee for its agreement to pursue the Hanford project exclusively with BNFL.

     As part of the strategic alliance, BNFL invested $10 million in the Company in the form of a convertible debenture. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR) and is convertible into 1,381,571 shares of the Company's common stock prior to November 7, 2000, unless extended under certain circumstances, or repaid in installments over the five year period beginning in November 8, 2000. BNFL also agreed to provide the Company research and development funding of at least $500,000 per year over the next five years. The Company has agreed as part of the strategic alliance to sublicense its radioactive waste vitrification technologies to BNFL for use exclusively in the United Kingdom.

     The Company believes that cash flow from operations, existing cash resources, funds invested by BNFL and borrowings availability under the line of credit will be sufficient to meet its operating needs and preferred dividend requirements.

OTHER ITEMS

     Investments in and advances to joint venture, net, were $3,903,000 and $2,418,000 at September 30, 1995 and December 31, 1994, respectively. The increase of $1,485,000 for the nine month period is primarily attributable to expenditures on the DuraChem joint venture to design and construct a vitrification system at an existing Chem-Nuclear waste management facility.

     Costs and estimated earnings in excess of billings on uncompleted contracts were $7,710,000 and $3,119,000 at September 30, 1995 and December 31, 1994, respectively. The increase of $4,591,000 for the nine month period is primarily attributable to the work performed on the Department of Energy's Savannah River M-Area low level radioactive waste vitrification project mentioned above and a contract with Fernald Environmental Restoration Management Corporation to provide a joule-heated vitrification system. Such amounts are expected to be billed and collected over the next twelve month period.

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

PART II   OTHER INFORMATION

                      GTS DURATEK, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a.   EXHIBITS

               4.5 Convertible Debenture issued by GTS Duratek, Inc., General Technical Services, Inc., GTS Instrument Services Incorporated to BNFL Inc. dated November 7, 1995.

               10.20 Teaming Agreement by and between GTS Duratek, Inc. and BNFL
                     Inc. dated November 7, 1995.

               10.21 Sublicense Agreement by and between GTS Duratek, Inc. and
                     BNFL Inc. dated November 7, 1995.

               11.1 GTS Duratek, Inc., and Subsidiaries, Computation of Earnings Per Share for the three and nine months ended September 30, 1995 and 1994.

               27    Financial Data Schedule

               99.2  Press Release of GTS Duratek, Inc. dated November 8, 1995.

          b.   REPORTS

               There were no reports on Form 8-K filed for the period ended September 30, 1995.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1995

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GTS DURATEK, INC.



Dated:  November 13, 1995          BY: /s/ Robert F. Shawver
                                      ------------------------------------
                                       Robert F. Shawver
                                       Executive Vice President and
                                       Chief Financial Officer


Dated:  November 13, 1995          BY: /s/ Craig T. Bartlett
                                      ------------------------------------
                                       Craig T. Bartlett
                                       Controller and Principal
                                       Accounting Officer

                      GTS DURATEK, INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1995

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      GTS DURATEK, INC.


Dated:  November 13, 1995          BY:
                                      ------------------------------------
                                       Robert F. Shawver
                                       Executive Vice President and
                                       Chief Financial Officer


Dated:  November 13, 1995          BY:
                                      ------------------------------------
                                       Craig T. Bartlett
                                       Controller and Principal
                                       Accounting Officer