Form 10-K
period 1995-12-31
GTS DURATEK INC
filed 1996-03-19
CIK 785186

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20552

                            ------------------------

                                   FORM 10-K

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 1995

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
           1934
           For transition period from to

                         Commission File Number 0-14292

                        _______GTS DURATEK, INC._______
             (Exact name of registrant as specified in its charter)

                   DELAWARE                            22-2476180
 (State or other jurisdiction of incorporation      (I.R.S. Employer
               or organization)                  Identification Number

   8944 GUILFORD ROAD, SUITE 200, COLUMBIA,              21046
                   MARYLAND
   (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code: (410) 312-5100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, Par Value $0.01 Per Share
                                (Title of class)

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                   Yes       /X/                  No       / /

/ / Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

/ / As of March 18, 1996, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $70,282,498 based on the average closing price of the Common Stock as reported on Nasdaq Stock Market's National Market on March 18, 1996. Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the most recent practicable date.

                         CLASS                                         OUTSTANDING AT MARCH 18, 1996
--------------------------------------------------------  --------------------------------------------------------
        Common Stock, par value $0.01 per share                               9,585,653 shares

--------------------------------------------------------------------------------
Documents Incorporated by Reference:

    Part III - Proxy Statement for 1996 Annual Meeting of Stockholders

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        FORM 10-K CROSS-REFERENCE SHEET

                                                                                                                PAGE
                                                                                                                -----
PART I
  Item 1. Business.........................................................................................           1
  Item 2. Properties.......................................................................................          16
  Item 3. Legal Proceedings................................................................................          16
  Item 4. Submission of Matters to a Vote of Security Holders..............................................          16
  Executive Officers of Registrant.........................................................................          17

PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters............................          18
  Item 6. Selected Financial Data..........................................................................          19
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations............          20
  Item 8. Financial Statements and Supplementary Data......................................................          24
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............          39

PART III
  Item 10. Directors and Executive Officers of the Registrant*.............................................          39
  Item 11. Executive Compensation*.........................................................................          39
  Item 12. Security Ownership of Certain Beneficial Owners and Management*.................................          39
  Item 13. Certain Relationships and Related Transactions*.................................................          39

PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................          39

Signatures.................................................................................................          42

* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 15, 1996 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

    GTS Duratek provides waste treatment solutions for radioactive, hazardous, mixed and other wastes. The Company's strategy is (i) to provide the low cost solution to process contaminated waste streams, (ii) to combine its proprietary technologies and technical support services to provide full-service waste treatment, and (iii) to team, where appropriate, with other companies with complementary expertise to advance GTS Duratek's treatment solutions within its target markets and into new markets. The Company's vitrification, thermal desorption and ion exchange technologies convert waste to stable forms for storage or disposal while achieving significant volume reduction. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially-available alternatives. To implement its waste treatment technologies and provide related technical support services, the Company has a staff of highly skilled personnel with significant environmental services experience.

    The Company's waste treatment technologies include vitrification, thermal desorption and ion exchange and can be used independently or in tandem to solve the waste disposal or storage problems of its customers. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system, known as a DuraMelter-TM-. The thermal desorption and ion exchange technologies are used by the Company to treat petrochemical and liquid radioactive waste streams, respectively, and can be used to separate the waste streams into components that can either be safely stored, recycled or used as additives in the vitrification of other waste streams. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

    The Company has over 450 engineers, consultants and technicians who support and complement its waste treatment and stabilization services and also provides highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment technologies. The services provided by the Company include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting and environmental safety training. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

    The Company has developed the following important joint venture and collaborative arrangements in order to advance the commercialization of its waste treatment technologies and increase the number of markets that it serves:

    - THE VITREOUS STATE LABORATORY OF THE CATHOLIC UNIVERSITY OF AMERICA IN WASHINGTON, D.C. ("VSL"). The Company has an established research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification of waste.

    - CHEM-NUCLEAR SYSTEMS, INC. ("Chem-Nuclear"). In September 1994, the Company established a joint venture with Chem-Nuclear, a subsidiary of WMX Technologies, Inc., to jointly pursue the treatment and disposal of commercial low-level radioactive waste generated by nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture combines the Company's DOE vitrification experience with Chem-Nuclear's 22 years of experience in providing radioactive waste services.

    - BNFL, INC. ("BNFL"). In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE waste treatment projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world.

    - THE CARLYLE GROUP ("Carlyle"). In January 1995, Carlyle, a Washington, D.C.-based private merchant bank, made a significant investment in the Company. Carlyle provided the Company with strong financial support and experience with companies that contract with the federal government.

The Company seeks to utilize the complementary technical expertise or commercial experience of the other parties in these collaborative arrangements and, where possible, to develop additional collaborative arrangements, to pursue its primary markets and expand into new markets.

PROPRIETARY WASTE TREATMENT TECHNOLOGIES

    The Company has developed several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The Company's existing waste treatment technologies include vitrification, thermal desorption and ion exchange and can be used independently or in tandem to solve the waste disposal or storage problems of its customers. The following is a brief summary of the Company's waste treatment technologies.

  VITRIFICATION

    GTS Duratek's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a high temperature melter, known as a DuraMelter-TM-, that reaches temperatures of 1150 DEG.C to 1450 DEG.C (or 2100 DEG.F to 2640 DEG.F). The high temperatures of the DuraMelter-TM- cause the waste and any additives, to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%.

    The DuraMelter-TM- is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter-TM-raise the temperature above 600 DEG.C, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as "joule heating" and typically requires temperatures of about 1150 DEG.C. Within the DuraMelter-TM-, water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary GTS Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or "locked" into the molecular structure of the glass.

    DuraMelters-TM- range in size from small bench-scale units used for testing and characterization of waste streams to commercial sized melters designed for large waste treatment and remediation projects. Currently, the Company's largest commercial operating DuraMelters-TM- can process up to approximately 400 cubic feet of waste per day. The design of the DuraMelter-TM- can be modified depending upon the characteristics of the waste stream to be processed. To process waste streams that have a higher content of soil or sand, the Company has designed a DuraMelter-TM- with higher temperature capability (up to 1450 DEG.C or 2640 DEG.F). To process waste streams that include a high content of corrosive elements such as sulfates, phosphates, lead and nitrates, the Company has designed a DuraMelter-TM- with multiple waste chambers to protect the electrodes from the corrosiveness of the waste stream.

  THERMAL DESORPTION TECHNOLOGY

    The Company's thermal desorption technology separates hazardous wastes into more stable waste components that can either be safely stored, recycled or used as additives in the processing of other waste streams. The overall result is a reduction in the costs of treating and disposing of such wastes. In this process, hydrocarbon sludges and cakes are placed in a thermal desorber which utilizes temperatures in excess of 635 DEG.C (or 1175 DEG.F) to separate the waste into four components. The components include solids which meet universal treatment standards land disposal restrictions, water amenable to low-cost conventional waste water treatment or deep well disposal, reusable oil and noncondensable gases. The Company's thermal desorption technology will initially be used at its DuraTherm facility in San Leon, Texas for the processing of high solid content petroleum refinery and petrochemical manufacturing wastes. The high temperature thermal desorption process is protected by three patents exclusively licensed by the Company. See "Business -- Status of Current and Potential Waste Treatment Projects -- DuraTherm Facility in San Leon, Texas."

  ION EXCHANGE

    The Company manufactures and supplies highly specialized waste water purification systems and patented ion exchange media, known as DURASIL-Registered Trademark-, for commercial nuclear power plants, DOE facilities and industrial clients. DURASIL-Registered Trademark- is formulated to separate specific contaminants from liquid waste streams thereby allowing radioactive and hazardous ions to be removed and separated into their respective species. Since radioactive and hazardous materials are regulated by two different government agencies, this ability to separate mixed waste greatly simplifies its disposal. DURASIL-Registered Trademark- also has physical characteristics that enable it to endure extreme waste water processing conditions. It is mechanically stable and nonflammable, does not shrink or swell, is virtually immune to radiation damage and has no effect on the pH of the waste stream. The Company has developed different
DURASIL-Registered Trademark- ion exchange media depending on the characteristics of the liquid waste stream. To complement its line of DURASIL-Registered Trademark- ion exchange media, the Company also developed the DURA C-TM- line of activated carbons which are high capacity, specialty filtration media designed for treatment of water containing mixed waste.

    The Company utilizes its proprietary ion exchange technology and its abilities in designing and implementing waste water treatment systems to solve the liquid waste treatment and disposal problems of its customers. At the DOE site in Fernald, Ohio, the Company studied liquid samples from waste streams and conducted bench-scale evaluations of its DURASIL-Registered Trademark- and other nonproprietary ion exchange media in conjunction with various other treatment methods. After successful completion of the first phase of the project, the Company was awarded the second phase in which it designed, constructed and operated a demonstration unit on site at Fernald. In addition, the Company designed, constructed and operated a waste water treatment system for mixed waste for Martin Marrieta Energy Systems, Inc. at its Oak Ridge Facility and designed and built three waste water cleanup systems for the Taiwan Power Company's Kuosheng Nuclear Power Plant. In February 1995, the Company was awarded an $800,000 subcontract by WSRC to provide ion exchange water treatment services at the DOE's Savannah River site.

STATUS OF CURRENT AND POTENTIAL WASTE TREATMENT PROJECTS

    The Company has completed, is currently involved in or is bidding on several vitrification projects for the DOE through subcontracts with DOE site managers and in the application of its waste treatment technologies to the commercially-generated low-level radioactive waste and hazardous waste markets. The following is a summary of the status of several of the Company's major waste treatment projects.

  SAVANNAH RIVER M-AREA PROJECT

    The DOE's Savannah River site  near Aiken, South Carolina has  approximately
18.7 million cubic feet in total currently stored inventory and twenty years' projected volume of low-level radioactive and mixed wastes. This represents about 31% of all of such wastes throughout the DOE weapons facilities. The Savannah River site is the largest single repository of low-level radioactive and mixed wastes among all DOE sites.

    In November 1993, the Company was awarded a subcontract by the site management and operations contractor, WSRC, to vitrify 90,000 cubic feet of low-level mixed waste sludge stored in the M-Area tanks at Savannah River. GTS Duratek's subcontract represents only 0.5% of the total mixed waste inventoried at Savannah River. The Company's obligations under this subcontract entail vitrifying the waste and performing ancillary services related to the handling of the waste, including removal of the radioactive sludges from the storage tanks, cleanup and decontamination of the storage tanks and placement of the containers of the glass waste in a secure storage area. The project is expected to take approximately three years to complete.

    Construction of the melter began in July 1995 and was completed on January 10, 1996. The Company designed and constructed the DuraMelter-TM- and will serve as the operator. WSRC began an operational readiness assessment of the facility in January 1996 which will allow the Company to begin operation of the DuraMelter-TM- upon completion of a short testing period using non-radioactive, simulated waste material. The M-Area contract represents the first "privatization" type contract entered into by the DOE for waste cleanup at its facilities. Pursuant to this contract, the Company will own and operate the DuraMelter-TM- under its subcontract with WSRC. The Company believes that the DOE will enter into more of these privatization arrangements with commercial vendors and that the Company's contract at Savannah River has been extensively used as a model for contemplated future privatized DOE waste cleanup projects.

  FERNALD MAWS PROJECT

    The Company's first vitrification project, which began in 1991, was the Minimum Additive Waste Stabilization ("MAWS") project at the DOE's Fernald Environmental Management Project near Cincinnati, Ohio under a subcontract with Argonne National Laboratories. The MAWS project involved the Company's demonstration of minimum additive waste vitrification, or blending waste streams of varying chemical and physical characteristics in a melter and exploiting the natural glass-forming properties of each component waste. The Company believes that the application of the MAWS concept to future waste treatment projects will result in much lower operating costs and achieve significant volume reduction by producing glass that is almost entirely composed of waste materials. GTS Duratek designed, constructed and operated a DuraMelter-TM- vitrification facility at Fernald and began processing simulated wastes in September 1993 and actual Fernald mixed radioactive wastes in July 1994 in accordance with its subcontract with Argonne National Laboratories. Through the MAWS project, the Company became the first in the country to process mixed waste at a DOE facility. Through MAWS and an additional related project, the Company gained extensive knowledge of waste streams at the DOE's facilities, which the Company believes provides it with a competitive advantage in procuring future subcontracts for DOE projects.

  FERNALD K-65 PROJECT

    In September 1994, FERMCO awarded the Company a subcontract to design a DuraMelter-TM- to vitrify the sludge in the K-65 silos at Fernald. The sludge in the K-65 silos contains substantial amounts of radon, lead, nickel, phosphates, nitrates and sulfates.

    The initial K-65 subcontract called for the Company to provide a pilot-scale melter and associated gem machine capable of processing up to three tons per day of the K-65 silo waste. With GTS Duratek's assistance, FERMCO began assembly of the DuraMelter-TM- at Fernald in July 1995 and completed construction at the end of 1995. The Company is advising FERMCO during construction tests and will provide consulting support for the startup of the melter. FERMCO, the site environmental restoration management contractor, will own and operate the DuraMelter-TM-. Although the Company has substantially completed its obligations under the initial subcontract for the pilot-scale melter, the unit will process only a small fraction of the radioactive waste contained in the K-65 silos at

Fernald. FERMCO recently awarded the Company a new subcontract to develop the process chemistry for the operation of a pilot-scale vitrification system. FERMCO plans to build a vitrification system five times the size of the pilot-scale vitrification system for the cleanup of the K-65 waste and has issued an expression of interest to identify companies, like GTS Duratek, capable of designing and constructing such a vitrification system.

  HANFORD TANK WASTE REMEDIATION SYSTEM PROJECT

    The Hanford, Washington site is the single largest DOE facility and contains the largest amount of high-level radioactive waste in the United States. Hanford contains approximately 61 million gallons of high-level radioactive waste and spent nuclear fuel which is contained in 177 underground storage tanks. The DOE has recently released a request for proposals ("RFP") for the cleanup of this waste. According to estimates prepared by the DOE, the cleanup project at Hanford could take at least 20 years and cost over $40 billion. Under a tri-party agreement among the DOE, the EPA and the Washington State Department of Ecology, vitrification has been selected as the preferred method to stabilize the contaminated wastes at Hanford.

    The final RFP for Phase I of the project was released in February 1996 with the DOE expected to award contracts for Phase I around August 1996. According to the RFP, the first part of Phase I involves a 16 month developmental period to establish technical and operational elements of the privatized facilities. The second part of Phase I involves parallel vitrification test demonstrations that will treat about 6% to 13% of the Hanford tank waste by the year 2004. The RFP indicates that the DOE will select at least two contractor teams to perform the Phase I vitrification tests. Each team will be responsible for vitrifying between one and two million gallons of the Hanford waste with one team vitrifying both high-level and low-level radioactive wastes and the other team storing high-level radioactive wastes and vitrifying low-level radioactive wastes. The Phase I portion of the project will conclude with a decontamination and decommissioning of the cleaned tanks, followed by RCRA closure and site decontamination, all of which is expected to last an additional two years. Phase II of the cleanup of the Hanford tank waste is not expected to start until 2004. The Company has agreed to jointly pursue the Hanford project with BNFL. See "Joint Venture and Collaborative Arrangements -- BNFL."

  IDAHO ADVANCED MIXED WASTE TREATMENT PROJECT

    The Company and BNFL have also recently agreed to exclusively team on the DOE's advanced mixed waste treatment project in Idaho. The DOE has recently issued an RFP for this project and is expected to award contracts by October 1996. The DOE is required, under an agreement with the State of Idaho, to begin processing the mixed waste on site by 2003 and to have the waste removed from the State of Idaho by no later than 2018. There is an estimated 2.3 million cubic feet of inventoried and non-inventoried waste and an additional 1.4 million cubic feet of contaminated soil that may require processing. This waste is currently being stored in drums and crates in buildings and in earthen berms. See "Joint Venture and Collaborative Arrangements -- BNFL."

  DURACHEM FACILITY IN BARNWELL, SOUTH CAROLINA

    As part  of  the  DuraChem  joint  venture,  the  Company  and  Chem-Nuclear constructed a vitrification facility at Chem-Nuclear's radioactive waste processing center at Barnwell, South Carolina. During 1995, the Company designed and constructed a new DuraMelter-TM- at the facility and will be responsible for the vitrification operations. The facility was granted its initial operating permit in November 1995. Chem-Nuclear manages the overall facility and is responsible for procuring all required operating permits, obtaining the low-level radioactive waste from its customers, transporting the waste to the facility and removing the waste for ultimate disposal once it has been vitrified. Through the DuraChem joint venture, GTS Duratek has become the first company in the United States to convert commercially generated low-level radioactive waste to glass. See "Joint Venture and Collaborative Arrangements -- DuraChem."

    DuraChem's Barnwell facility will process contaminated filtration and ion exchange resins from nuclear power plants and contaminated wastes from hospitals and laboratories. In initial test runs on contaminated nuclear power plant resins, the DuraMelter-TM- achieved significant waste volume reductions of up to 97%. On other types of wastes, the Company believes that it will be able to achieve volume reductions of 93% or better. The DuraChem facility is located adjacent to the Barnwell landfill, one of the few facilities in the United States permitted to accept commercially-generated low-level radioactive waste. Over the last 15 years, no new radioactive waste storage sites have been built or licensed in the United States. The Company believes that DuraChem's location is advantageous because of its proximity to the nation's primary facility for handling low-level radioactive waste.

  DURATHERM FACILITY IN SAN LEON, TEXAS

    The Company acquired an 80% interest in BEGCI, since renamed DuraTherm, on November 30, 1995. DuraTherm is a RCRA Part B-permitted hazardous waste recycling center located in San Leon, Texas which uses a patented thermal desorption technology to treat and produce recyclable materials from hazardous oil refinery and petrochemical plant sludges. The Company purchased the 80% interest for one dollar from a subsidiary of Bird Corporation and agreed with the remaining stockholders to invest up to $5.1 million for capital improvements and working capital for the facility. The 20% minority interest is owned by the operators of the DuraTherm facility, each of which has entered into an employment agreement providing for incentive compensation tied directly to the financial performance of the facility. Operations at the facility have been suspended until completion of the capital improvements. The Company expects to complete the capital improvements and resume operations in the second quarter of 1996.

    DuraTherm has a patented thermal desorption process that removes volatile gases and recovers oil from contaminated sludges generated by oil refineries and processing operations. The oil recovered can be recycled. The thermal desorption process is effective on sludges with a Btu content of between 2,000 and 5,000 per ton. Most incinerators and cement kilns, alternative processing methods, typically cannot cost-effectively handle sludges with Btu levels within the effective range for the thermal desorption process. The DuraTherm facility provides the Company a permitted site to demonstrate and use other technologies including vitrification and ion exchange.

JOINT VENTURE AND COLLABORATIVE ARRANGEMENTS

    In order to commercialize its vitrification technology more rapidly and cost-effectively, the Company has developed several important joint venture and collaborative arrangements. The following is a summary of certain of these relationships.

  VSL

    The Company has established a research and development relationship with the VSL of The Catholic University in Washington, D.C. pursuant to which the VSL provides ongoing research and development capabilities and technical services in support of the Company's waste cleanup projects. In this complementary relationship, the VSL provides the necessary technology and research and development support while the Company advances the technology to commercial application.

    The VSL, a research facility with a staff of 90 researchers, is one of the leading research centers in the world for glass technology, including vitrification. The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various DuraMelter-TM-models have been designed and constructed at the VSL for use by the staff of the VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed and other wastes. See "Business -- Patents and Other Intellectual Property Rights."

    In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter-TM- technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements on the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

    In return, the Company provides ongoing project funding for research conducted at the VSL on behalf of the Company. During 1994 and 1995, the Company paid $1.9 million and $789,000, respectively, in research and development funding to the VSL. For Company waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates.

  BNFL

    On November 7, 1995, the Company and BNFL entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom-based company with annual revenues of approximately $2 billion worldwide. British Nuclear Fuels plc is one of the largest processors of radioactive waste in the world and is one of only two companies worldwide with commercial experience in processing and stabilizing high-level radioactive wastes. The strategic alliance with BNFL enhances the Company's prospects of obtaining major DOE waste treatment projects such as Hanford and Idaho and opens opportunities for international expansion. BNFL has been active in the U.S. radioactive waste market for the past five years, including being selected as a member of the team to manage the DOE's nuclear waste facility in Rocky Flats, Colorado.

    Under the terms of the strategic alliance, the Company and BNFL have agreed to jointly pursue up to five major DOE waste treatment projects, with the first project being the separation and vitrification of high-level radioactive waste at the DOE's Hanford, Washington facility. The terms of the strategic alliance provide that BNFL pays to the Company a fee of $1.0 million each time the two companies agree to exclusively pursue a waste treatment project. Upon the execution of the strategic alliance agreement, the Company received the $1.0 million fee for its agreement to pursue the Hanford project exclusively with BNFL. See "Business -- Status of Current and Potential Waste Treatment Projects -- Hanford Tank Waste Remediation System Project," and "-- Idaho Advanced Mixed Waste Treatment Project."

    As part of the strategic alliance, BNFL invested $10.0 million in the Company in the form of a convertible debenture. The debenture accrues non-cash interest during the first five years at the one-year London Interbank Offered Rate (LIBOR) and is convertible at the option of BNFL into 1,381,575 shares of the Common Stock prior to November 7, 2000. If the debenture is not converted or extended, the Company must repay principal and interest in installments over the five year period beginning on November 8, 2000. BNFL also agreed to provide the Company with research and development funding of at least $500,000 per year over the next five years. The two parties will mutually agree on how the research and development funding will be spent, but the Company will retain the rights to the vitrification processes that it develops through this funding. The Company has agreed as part of the strategic alliance to sublicense its radioactive waste vitrification technologies to BNFL for use only in the United Kingdom.

  DURACHEM

    In September 1994, the Company formed a joint venture with Chem-Nuclear to design, construct and operate vitrification facilities to process commercial radioactive waste for disposal, including low-
level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture entity, called DuraChem, is 55% owned by Chem-Nuclear and 45% by the Company. The joint venture represents the combination of the Company's proprietary vitrification technology and Chem-Nuclear's 22 years of experience in providing radioactive waste handling and processing services. DuraChem will first pursue the disposal market for ion exchange resins which are generated by nuclear power plants. The first vitrification facility of this joint venture is located at Chem-Nuclear's waste processing center at Barnwell, South Carolina. The need for the services provided by DuraChem was created by the closure of nationally accessible low-level radioactive waste disposal sites and the delay by state compacts in opening new regional sites. The scarcity of disposal capacity has forced commercial generators of low-level radioactive waste to store their waste at their facilities until regional sites are opened. See "Business -- Status of Current and Potential Waste Treatment Projects -- DuraChem Facility in Barnwell, South Carolina."

  VITRITEK

    Through a joint venture with Vitritek Holdings Company, L.L.C., ("Vitritek Holdings") a privately-held entity, the Company has extended its vitrification technology to non-radioactive wastes. The joint venture entity, called Vitritek, is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally.

    In November 1994, Vitritek, along with the VSL, completed a demonstration project for the White House in Washington, D.C. converting approximately one ton of asbestos-laden construction debris from the White House renovation project into recyclable glass. Vitritek was awarded its first, and only to date, commercial subcontract in September 1994 by WSRC to conduct a comparative vitrification study on asbestos materials at the Savannah River site in order to determine which of two melting technologies is better suited for converting the Savannah River asbestos to glass. In the study, the Company conducted parallel tests using joule-heated and plasma-arc furnaces to vitrify about 25 tons of asbestos-laden waste material.

TECHNICAL SUPPORT SERVICES

    The Company has over 450 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees. These employees support and complement the Company's waste treatment services and also provide highly specialized technical support services for the Company's customers. This business provides a consistent source of revenue and the necessary complementary expertise for the Company to expand and diversify its waste treatment technologies business in the future. The primary services provided by the Company include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting, and environmental safety training. The Company provides these technical services either as a prime contractor or as a subcontractor to a diverse group of government agencies, electric utilities, industrial facilities and commercial businesses including the DOE, Duke Power Company, New York Power Authority, UNISYS Corporation and WSRC.

  STAFF AUGMENTATION AND OUTAGE SUPPORT SERVICES

    The  Company  provides  trained  personnel to  assist  nuclear  power plants undergoing periodic refueling, maintenance outages, construction or decommissioning. There are 119 nuclear power generating units in the United States, of which 108 are operational. To control costs, utilities maintain their permanent staffs at the level needed for steady-state power operations. They supplement their full-time staffs during refueling and maintenance outages with skilled contract personnel. Every 12 to 24 months, nuclear power plants are shut down for scheduled maintenance that typically takes 30 to 90 days. This shutdown and maintenance operation costs the nuclear power facility on average $1 million for every day it is closed. Accordingly, there is a strong economic incentive for the nuclear power facilities to hire trained and experienced personnel for these maintenance operations in order to complete the servicing as quickly and efficiently as possible. The Company's trained technicians and personnel are experienced in outage support procedures and are effective at helping to minimize the cost of the power facilities' down time.

    The offering of services for operating nuclear power plants provides a considerable market for the Company, despite the fact that no new plants have been ordered in over 10 years. The demand for the Company's services results from the extensive overhaul required to extend the life of aging plants, replacement of major components of existing plants, startup of plants recovering from long-term shutdown, modifications to the plants resulting from changing legislation and the decommissioning of plants that have reached the end of their useful lives.

    The Company's largest customer for staff augmentation services is Duke Power Company, which accounted for approximately 23% of the Company's total revenues in 1994 and 1995. Duke Power currently has seven nuclear power units at three sites. Under a series of contracts between the Company and Duke Power which expire between 1997 and 1998, the Company provides a group of technicians to the Duke Power system year-round and provides additional personnel to Duke Power during planned maintenance outages. Other nuclear power utilities to which the Company provides augmentation and outage support services include New York Power Authority, Tennessee Valley Authority, PECO Energy, Vermont Yankee Power Company and Southern Nuclear Operating Company.

  ENVIRONMENTAL AND COMPUTER CONSULTING SERVICES

    The Company provides extensive environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act ("OSHA") and EPA compliance audits, site characterization, licensing and permitting and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, decontamination experts and others. The Company also supplies professionals and technical specialists in a wide range of scientific, engineering, data processing and communications disciplines. These individuals perform computer consulting services such as program assessment/ development, computer software development, quality assurance audits, non-destructive examination and computer training for a broad base of clients. In January 1996, GTS Duratek acquired Analytical Resources, Inc., a small environmental consulting firm that has been involved in many DOE consulting projects. The Company's management believes that this acquisition adds senior environmental management and consulting resources to the Company.

  ENVIRONMENTAL SAFETY TRAINING

    The Company provides radiation protection and hazardous waste training services nationwide. During 1995, the Company's training specialists prepared candidates, consisting of health physics technicians and professionals from nuclear power plants, universities and laboratories nationwide, for the National Registry of Radiation Protection Technologists and American Board of Health Physics certification examinations. The Company's training programs enable customers to realize cost savings through increased worker competence and productivity, enhanced workplace safety and improved compliance with regulatory requirements.

CUSTOMERS

    The Company derives revenues related to its proprietary vitrification technologies principally through subcontracts with a combination of DOE contractors and subcontractors including WSRC and FERMCO. Revenues derived from DOE-related subcontracts represented 22.7% and 35.0% of the Company's total revenues during 1994 and 1995, respectively. The Company provides technical support services to a diverse group of government agencies, including the DOE, the DOD, the EPA and state environmental protection agencies, electric utilities, including Duke Power Company, New York

Power Authority, Tennessee Valley Authority, Vermont Yankee Nuclear Power Corporation, PECO Energy and Southern Nuclear Operating Company, and industrial facilities and commercial businesses, including UNISYS Corporation. Revenues from Duke Power, WSRC and FERMCO accounted for approximately, 22.6%, 17.4% and 16.1%, respectively, of the Company's revenues for 1995. The Company has multiple contracts with Duke Power which expire between 1997 and 1998 and pursuant to which it provides technical support services and personnel.

SALES AND MARKETING STRATEGY

    The Company's operations to date have provided it with extensive knowledge of DOE and other waste stream composition and the factors that influence the remediation of those waste streams. The Company's internal sales force uses and will continue to use that knowledge and operating experience to strengthen the Company's competitive position when pursuing DOE and other waste remediation projects. In addition, through its collaborative arrangements, the Company will seek to utilize complementary technical expertise, marketing resources and commercial experience of the other parties to develop additional business in its primary markets, expand its capabilities in handling a greater diversity of waste streams and replicate its operating model to pursue international markets. The Company pursues markets where it can be the most cost-effective processor of the waste due to its technologies, geographical proximity to a waste stream or government regulation.

    In its technical support services business, GTS Duratek will seek to strengthen its relationships with its large utility customers, such as Duke Power Company, Tennessee Valley Authority, PECO Energy Services and Southern Nuclear Operating Company, which are significant contributors to the Company's total revenues. For its consulting and staff business, the Company is also pursuing arrangements in which single-nuclear-unit utilities can form users' alliances with the Company as the sole staff support contractor. These arrangements would emulate the Company's contracts with large, multiple-nuclear-plant utilities. The Company is also pursuing opportunities with utilities that are downsizing and outsourcing service work as well as DOE sites that are privatizing departments such as training and radiological controls. To enhance the overall profitability of the technical support services business, the Company is focusing on increasing market share in environmental and computer consulting, radiation instrument services and environmental safety training, all of which generate relatively higher profit margins than staff augmentation and outage support.

ENVIRONMENTAL MATTERS

 ENVIRONMENTAL LAWS AND REGULATIONS CREATING A DEMAND FOR THE COMPANY'S WASTE TREATMENT TECHNOLOGIES

    Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. The operations of the Company's customers are subject to these evolving laws and the implementing regulations. The Company believes that the obligations to comply with the requirements of the following laws contribute to the demand for its services:

    The AEA and the Energy Reorganization Act of 1974 (the "ERA") authorize the NRC to regulate the receipt, possession, use and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management and disposal of low-level radioactive waste and that require the licensing of commercial low-level radioactive waste disposal sites.

    The storage and disposal of high-level nuclear waste are subject to the requirements of the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments. These statutes regulate the disposal of high-level nuclear waste by establishing procedures and schedules for siting geologic repositories for such waste. The statutes also direct EPA to promulgate environmental standards for the disposal of high-level nuclear waste, and require the NRC to promulgate standards covering the licensing of waste repositories. The NRC has issued regulations that address the storage and disposal of high-level nuclear waste.

    The Uranium Mill Tailings Radiation Control Act ("UMTRCA") and the Uranium Mill Tailings Remedial Action Amendments Act are intended to protect public health and the environment from hazards associated with uranium ore milling wastes at active and inactive uranium mills. UMTRCA designates specific inactive mill sites for remedial action, and gives the DOE the responsibility for carrying out remedial actions at these sites.

    The locations for future low-level radioactive waste disposal facilities also may be affected by the Low-Level Radioactive Waste Policy Act of 1980 ("LLRWPA") and the Low-Level Radioactive Waste Policy Amendments Act ("LLRWPA Amendments"). The LLRWPA addresses the siting of new low-level radioactive waste disposal facilities and establishes that each state is responsible for providing disposal capacity for most low-level commercial radioactive waste generated within its borders. The statute also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. Incentives for the formation of interstate compacts, and the deadlines and procedures which states must meet in designating disposal facilities were modified by the LLRWPA Amendments. At the present time, no new radioactive waste disposal facilities have been opened by state compacts and none are expected to open in the near future.

    RCRA provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the Hazardous and Solid Waste Amendments of 1984 prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology ("BDAT") treatment standards, unless certain exemptions apply.

    TSCA provides EPA with the authority to regulate over 60,000 commercially produced chemical substances. EPA may impose requirements involving manufacturing, record keeping, reporting, importing and exporting. TSCA also established a comprehensive regulatory program for PCBs which is analogous to the RCRA program for hazardous waste.

    The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from industrial and municipal wastewater sources.

    The Clean Air Act of 1970, as amended (the "Clean Air Act"), empowers the EPA to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration.

    The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA" or "Superfund"), and subsequent amendments under the Superfund Amendments and Reauthorization Act ("SARA") impose continuing liability upon generators of hazardous substances (among other parties) and such potential liability may significantly affect a generator's decision on how to dispose of the wastes. The Community Right-to-Know mandate established by SARA requires full disclosure of all environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator's waste can be reported as being recycled, potential liability and public pressure can be eliminated or significantly reduced.

    CERCLA and SARA, as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program's regulations require that any remediation of the hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund's remedy selection process includes a preference for innovative technology. Superfund also establishes strict liability for parties who generated or transported hazardous substances or owned and operated the sites containing them. This may create a strong incentive to avoid on-site waste treatment in favor of utilizing technologies like the Company's waste treatment technologies, which can, in certain instances, effectively recycle wastes.

    The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The Act states that if pollution cannot be prevented, materials should be recycled in an environmentally safe manner.

    Under the mandate of the Federal Facility Compliance Act ("FFCA"), the DOE is currently engaged in a program to treat and dispose of the mixed waste currently stored at its facilities. The FFCA required DOE to develop and comply with treatment and disposal plans for each of its facilities and charges DOE with developing treatment and disposal capacity for these wastes where it does not currently exist. The plans must also address the need to treat and dispose of mixed wastes generated from the remediation of contaminated DOE sites.

 ENVIRONMENTAL LAWS AND REGULATIONS AFFECTING THE USE OF THE COMPANY'S WASTE TREATMENT TECHNOLOGIES

    Pursuant to the mandate of the AEA and the ERA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established licensing requirements and operating procedures for such facilities. The NRC requirements address siting criteria, site stability, the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring and site maintenance), facility operation, closure, and site stabilization.

    Under RCRA, wastes are classified as hazardous either by specific listings or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are generally considered to be hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes but which has no beneficial use, including waste treated with the Company's vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Subsequent management of such waste residue would be subject to full RCRA regulation, including the prohibition against land disposal without treatment in compliance with BDAT. The RCRA regulation classifying such waste residue as hazardous has been overturned by the District of Columbia Court of Appeals, but has been temporarily reinstated until the EPA develops a revised regulatory approach. Under EPA's proposed Hazardous Waste Identification Rule, listed wastes would leave the hazardous waste regulatory system if they met specified concentration limits for hazardous constituents. The Company's ownership and operation of vitrification facilities also exposes the Company to potential liability for cleanup of releases of hazardous wastes under RCRA.

    If the Company engages in the transportation of radioactive materials it will be subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statutes, the United States Department of Transportation regulates the transportation of hazardous materials, including radioactive materials, in commerce. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. If the Company engages in the storage and disposal of high-level nuclear waste it may be subject to the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments.

    CERCLA effectively imposes strict, joint and several liability upon owners or operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and resulting residues from the Company's vitrification process are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters-TM- to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

    The Clean Air Act imposes strict requirements upon owners and operators of facilities which discharge pollutants into the environment. Although the Company believes that its proprietary off-gas treatment system effectively traps particulates and prevents hazardous emissions from being released into the environment, which releases would violate the Clean Air Act, the Clean Air Act may require a permit prior to the construction and operation of the Company's facilities and may require additional controls.

    The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from industrial and municipal wastewater sources. The Company believes that DuraMelters-TM- generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters-TM- are designed to have no residual wastewater discharge. However, the Clean Water Act's standards permits and procedures are potentially applicable to wastewater treatment systems designed by the Company, using its ion exchange technology.

    OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals which may be present in mixed wastes. The Company is required to follow OSHA standards, including the preparation of material safety data sheets, hazardous response training and process safety management. The NRC has set regulatory standards for exposure to radioactive materials.

    To the extent that the Company is engaged in the processing or disposal of mixed waste, the radioactive components are subject to the NRC regulations promulgated under the AEA, while the hazardous components of the waste are regulated by the EPA under RCRA.

    Company facilities may have to obtain permits under state laws that correspond to the Clean Water Act and the Clean Air Act. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required.

    Operators of hazardous waste treatment, storage and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. Obtaining such permits is a lengthy and costly process that requires regulatory inspection and approval of, among other things, the facility design, equipment and operating plans and procedures. In addition, applicants for a RCRA permit for a treatment, storage or disposal facility must submit detailed information regarding all past waste management practices at that facility and may be required to undertake corrective action for past contamination of the site. The Company's DuraTherm facility in San Leon, Texas is a RCRA Part-B permitted facility. The Company has developed procedures to ensure compliance with RCRA permit provisions at the DuraTherm facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting, and employee training.

COMPETITION

    The market for the Company's waste treatment technologies is characterized as the treatment and stabilization of certain radioactive, hazardous, mixed and other wastes. The Company is aware of some competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors including its proprietary vitrification technologies, integrated approach to waste treatment, demonstrated commercial success of its technologies and strategic alliances. Many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company.

    In its technical support services, the Company's competitors range from major national and regional environmental service and consulting firms which have large environmental remediation staffs to small local firms. Many of the major national and regional environmental service and consulting firms have greater financial, management and marketing resources than the Company. The availability of skilled technical personnel, quality of performance, safety, diversity of services and price are the key competitive factors.

RESEARCH AND DEVELOPMENT ACTIVITIES

    The Company's research and development activities are conducted primarily by the VSL for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. During 1995, 1994 and 1993, research and development activities were conducted at the VSL under contracts totaling $789,000, $1.9 million and $1.3 million, respectively. The Company did not incur any additional research and development costs during those years. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement. The Company expects to spend a significant portion of the research and development funding provided by BNFL with the VSL. See "Business -- Joint Venture and Collaborative Arrangements -- VSL" and "-- BNFL."

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

    The Company licenses all of the patent and other intellectual property rights to its proprietary vitrification and other waste treatment technologies from the inventors of such technologies. Drs. Macedo and Litovitz, the inventors of the Company's vitrification and ion exchange technologies, license the patents and proprietary rights to such technologies to the Company under an exclusive license agreement. Under this agreement, which was renewed in August 1992, Drs. Macedo and Litovitz collectively receive annual royalties equal to the greater of (i) $100,000 or (ii) 1% to 3% of net revenues, depending on the level of net revenues, which are generated by the Company from the application of the licensed technology to encapsulate liquids and solids in porous glass matrices, remove radioactive and hazardous materials from liquids and stabilize low-level radioactive or mixed waste. During the three years ended December 31, 1995, the Company paid Drs. Macedo and Litovitz the $100,000 minimum annual royalty each year. The exclusive license agreement with Drs. Macedo and Litovitz expires upon the expiration of the last patent covered by the license agreement which is currently in the year 2012. Drs. Macedo and Litovitz also received options to purchase 250,000 shares of the Common Stock at the time the exclusive license was renewed. The exclusive license agreement, which currently encompasses 22 patents and one patent application, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the VSL or Drs. Macedo and Litovitz.

    Drs. Macedo and Litovitz own all of the vitrification and ion exchange patents relating to the research and development work conducted by them at the VSL. The Catholic University of America has agreed that all patents and technologies developed at the VSL belong to Drs. Macedo and Litovitz and not to the University. In turn, Drs. Macedo and Litovitz exclusively license the vitrification technology rights and process patents developed by them at the VSL to the Company.

    The rights to the proprietary vitrification technology for the treatment of non-radioactive hazardous wastes and the treatment of radioactive waste in Germany are held by Vitritek and are licensed to Vitritek by Drs. Macedo and Litovitz. Under the terms of this license agreement, the Company's allocable share of revenues from the joint venture are included within the royalty payment obligations under the Company's exclusive license agreement with Drs. Macedo and Litovitz for the vitrification of radioactive and mixed wastes.

    The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1.0% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5.0% of the sales of any such equipment. Once certain aggregate royalty obligations have been satisfied, the royalty payment structure will be modified. The license agreement grants to the Company and DuraTherm the exclusive rights to such technology and any subsequently developed related technology and provides that any subsequently developed unrelated technology which results from research and development funded or sponsored by the Company or DuraTherm shall be assigned to such entities. The license agreement currently covers three patents relating to thermal desorption, one pending patent and a European patent application.

    DuraTherm recently received an attorneys' letter on behalf of a company that owns certain thermal desorption patent rights. The letter offers to license these rights to DuraTherm. These attorneys have brought several patent infringement cases relating to these patents which are currently pending before federal courts or have been settled upon the execution of license agreements. Although the letter does not assert patent infringement claims, no assurance can be given that such claims will not be asserted in the future. Management of the Company and special patent counsel for the Company have reviewed the matter and have determined that most of the patents cited in the letter relate to waste streams containing contaminants that DuraTherm does not process or intend to process and that no infringement of these patent claims exists. Two patent claims cited in the letter are so broad as to cover many waste treatment processes. With respect to these patent claims, GTS Duratek has been advised by its special patent counsel that it is doubtful whether the scope of these patent claims can be expanded to cover DuraTherm's process in view, among other things, of a significant body of prior art. Accordingly, management of the Company believes that the ultimate outcome of this matter is unlikely to have a material adverse effect on DuraTherm or on the Company taken as a whole.

    The Company requires each of its employees to enter into standard agreements pursuant to which the employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology developed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently. In addition, effective patent and trade secret protection may be unavailable or limited in certain foreign countries.

    DURASIL-Registered Trademark- is a registered trademark held by the Company and DuraMelter-TM- and DuraGem-TM- are common law trademarks.

EMPLOYEES

    As of December 31, 1995, the Company employed 512 employees, including 403 field-assigned employees performing services for clients, 68 full-time technical personnel and 41 in finance and administration. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of field-assigned employees generally increases to approximately 500 during the fall peak outage season at the nation's nuclear power plants. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company leases approximately 14,200 square feet of office space in Columbia, Maryland which it uses as its administration and general corporate offices. The initial lease term expired in 1995 but has been extended through November 1996. The Company also leases 2,400 square feet of space in Laurel, Maryland, which the Company uses as a warehouse for DURASIL-Registered Trademark- ion exchange media and related equipment, and 4,800 square feet in Pittsburgh, Pennsylvania which houses the Company's instrument repair and rental facility.

    The Company's 80%-owned subsidiary, DuraTherm, owns a RCRA-permitted hazardous waste recycling center located in San Leon, Texas that was previously operated by BEGCI. The facility is located on 14.5 acres of land and consists of a recycling center on 8.5 acres and 4,500 square feet of office and laboratory space. The facility and the land are owned by DuraTherm.

ITEM 3.  LEGAL PROCEEDINGS

    From time to time the Company is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management of the Company, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not Applicable

EXECUTIVE OFFICERS OF GTS DURATEK AS OF MARCH 15, 1996

    The following table sets forth the names of the executive officers of GTS Duratek, their positions with the Company, and their principal business experience for the last five years:

NAME                        AGE     POSITION                     PRINCIPAL BUSINESS EXPERIENCE
-----------------------     ---     ---------------------------  -----------------------------------------------------
Daniel A. D'Aniello         49      Chairman of the Board        Managing  Director,  The  Carlyle  Group  since 1987.
                                    of Directors                 Chairman of the  Board of GTS  Duratek since  January
                                                                 1995.
Robert E. Prince            48      President, Chief Executive   President  and Chief Executive Officer of GTS Duratek
                                    Officer and Director         since November 1990 and director since 1991;  Founder
                                                                 of  General Technical Services, Inc. (GTS) in October
                                                                 1984; President and  Chief Executive  Officer of  GTS
                                                                 from 1987 to 1992.
Robert F. Shawver           39      Executive Vice President     Executive  Vice  President of  GTS Duratek  since May
                                    and Chief Financial Officer  1993;   Chief    Financial    Officer    and    Chief
                                                                 Administrative  Officer  of GTS  Duratek  since 1987;
                                                                 Vice President of GTS Duratek from 1987 to 1993.
Craig T. Bartlett           33      Controller and Treasurer     Treasurer  of  GTS   Duratek  since  February   1996;
                                                                 Controller   of  GTS  Duratek  since  February  1993;
                                                                 Director, Financial  Operations of  GTS Duratek  from
                                                                 1991  to  1993; Assistant  Controller of  GTS Duratek
                                                                 from 1988 to 1991.
Diane L. Leviski            35      Vice President, Human        Vice President  of  Human Resources  of  GTS  Duratek
                                    Resources                    since February 1996; Director of Human Resources from
                                                                 1988  to 1996;  Manager of Accounting  of GTS Duratek
                                                                 from 1985 to 1988;
C. Paul Deltete             47      Senior Vice President,       Senior Vice President of Environmental Operations and
                                    Environmental Operations     Support of GTS Duratek since January 1996;  President
                                    and Support                  of   Analytical  Resources,  Inc.  (an  environmental
                                                                 consulting firm  recently  acquired by  GTS  Duratek)
                                                                 from 1984 to January 1996.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock is quoted on the Nasdaq Stock Market's National Market (the "Nasdaq National Market") under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock (bid prices prior to September 19, 1994 when the Common Stock commenced trading on the Nasdaq National Market). The reported last sale price of the Common Stock on the Nasdaq National Market on March 18, 1996 was $15 7/8.

                         PRICE RANGE
                       OF COMMON STOCK
                     --------------------
                       HIGH         LOW
Year Ended December
 31, 1994:
1st Quarter......... $  5         $ 4 1/4
2nd Quarter.........    4 1/2       3 5/8
3rd Quarter.........    4 1/2       2 3/4
4th Quarter.........    4 3/8       3
Year Ended December
 31, 1995:
1st Quarter......... $  5         $ 3 5/8
2nd Quarter.........    6 1/8       4 1/4
3rd Quarter.........    6 1/4       5 3/8
4th Quarter.........   17 7/8       5 1/2
Year Ended December
 31, 1996:
1st Quarter through
 March 18, 1996..... $ 17 7/8     $11 1/4

    As of February 22, 1996, there were 678 holders of record of the Common Stock and the Company estimates that there were approximately 1,700 beneficial holders.

    The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying dividends under its revolving line of credit with its principal lender. The Company will pay dividends on the 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") out of funds legally available therefor in accordance with the terms of the Convertible Preferred Stock which require the payment of quarterly dividends of $320,000 or $2.00 per share. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of Convertible Preferred Stock. To date, the Company has paid all dividends on all of the outstanding shares of the Convertible Preferred Stock. Except with respect to the dividends on the Convertible Preferred Stock, the Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1991       1992       1993       1994       1995
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenues.................................................  $  32,820  $  38,772  $  33,505  $  35,968  $  40,418
  Cost of revenues.........................................     27,583     32,674     28,609     28,857     32,220
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................      5,237      6,098      4,896      7,111      8,198
  Selling, general and administrative expenses.............      6,280      5,616      5,738      5,926      5,876
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) from operations............................     (1,043)       482       (842)     1,185      2,322
  Interest income (expense), net...........................       (517)      (406)      (372)      (595)        57
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes and proportionate share
   of loss of joint venture................................     (1,560)        76     (1,214)       590      2,379
  Income taxes.............................................         --        (50)       (73)       (12)      (101)
                                                             ---------  ---------  ---------  ---------  ---------
  Income (loss) before proportionate share of loss of joint
   venture.................................................     (1,560)        26     (1,287)       578      2,278
  Proportionate share of loss of joint venture.............         --         --         --       (321)      (824)
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss)........................................     (1,560)        26     (1,287)       257      1,454
  Preferred stock dividends and charges for accretion......         --         --         --         --     (1,394)
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss) attributable to common stockholders....  $  (1,560) $      26  $  (1,287) $     257  $      60
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Net income (loss) per share..............................  $   (0.21) $    0.00  $   (0.16) $    0.03  $    0.01
  Weighted average common shares outstanding...............      7,360      7,388      7,936      8,656      8,820


                                                                              AS OF DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1991       1992       1993       1994       1995
BALANCE SHEET DATA:
  Working capital (deficit)................................  $     916  $   1,265  $    (127) $     (78) $  24,114
  Total assets.............................................      9,350     13,127     12,754     19,200     38,660
  Long-term debt and convertible debenture.................      1,418        123        288        502     10,123
  Redeemable convertible preferred stock...................         --         --         --         --     14,609
  Stockholders' equity.....................................      2,796      4,529      6,159      6,933      9,257

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    GTS Duratek has historically derived substantially all of its revenues from technical support services to government agencies, electric utilities, industrial facilities and commercial businesses. Technical support services are generally provided pursuant to multi-year time-and-materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

    Historically, the Company's waste treatment revenues have been generated from projects in which the Company acts as a subcontractor for the United States Department of Energy ("DOE") pursuant to fixed-price and cost-plus-fixed-fee contracts. The Company began to offer vitrification services for wastes from the DOE's Fernald Environmental Management Project in 1991 and began to operate its first field-based DuraMelter-TM- at Fernald in 1993. Substantially all of the Company's waste treatment revenues during 1993 and 1994 were derived from the Fernald project and during 1995 were derived from the DOE's Savannah River M-Area project. Revenues from these projects are recognized on the percentage-of-completion method as costs are incurred as measured by the cost-to-cost method.

    The Company to date has generated minimal revenues from waste treatment projects for commercial customers. Revenues from the operations of commercial waste treatment facilities will be recognized as waste is processed. The Company's current commercial waste treatment projects are the DuraChem joint venture ("DuraChem") with Chem-Nuclear, Inc. and DuraTherm, Inc. ("DuraTherm"), which owns the San Leon, Texas thermal desorption facility. Income or loss from the Company's 45% share in DuraChem will be recorded by the Company on the equity method. DuraTherm is expected to commence commercial operations in the second quarter of 1996. The Company consolidates the results of DuraTherm adjusting for the 20% minority interest in consolidation.

    In November 1995, the Company formed a strategic alliance with BNFL, Inc. ("BNFL") to jointly pursue up to five major DOE waste treatment projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee each time that  BNFL and  the  Company agree  to jointly  pursue  a major  DOE  waste treatment project. The Company reached agreements to pursue the first two projects in November 1995 and February 1996 and recognized as revenue the $1.0 million fees in the fourth quarter of 1995 and the first quarter of 1996, respectively. The Company is unable to predict the timing of recognition of future teaming fees, if any. In addition, BNFL will provide the Company with research and development funding of $500,000 annually for five years, which will be used to offset certain of the Company's research and development expenses.

    The timing of new waste treatment projects, including those pursued jointly with BNFL, the duration of these projects, and the form in which these projects are owned and operated will affect period-to-period comparisons of the Company's operating results.

RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Revenues increased by $4.4 million or 12.4%, from $36.0 million in 1994 to $40.4 million in 1995. The increase was primarily the result of an increase in revenues from waste treatment projects, which were $6.7 million in 1994 and $11.1 million in 1995. The most significant of the waste treatment projects is the Savannah River M-Area project with Westinghouse Savannah River Company. Under this three-year, $14.1 million contract, the Company has constructed a vitrification facility at the Savannah River site in South Carolina to convert approximately 90,000 cubic feet of mixed waste to stable glass. Revenues from this contract were $2.3 million in 1994 and $6.1 million in 1995. Revenues in 1995 also include a $1.0 million teaming fee received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on a DOE waste treatment project in Hanford, Washington. Revenues from technical support services were $29.3 million in 1994 and $29.3 million in 1995.

    Gross profit increased by $1.1 million or 15.3%, from $7.1 million in 1994 to $8.2 million in 1995. The teaming fee from BNFL represented approximately $1.0 million of the increase. As a percentage of revenues, gross profit increased from 19.8% in 1994 to 20.3% in 1995. Gross profits from waste treatment projects were lower in 1995 as compared to 1994 principally as a result of project mix and modifications to the estimated costs to complete the Savannah River M-Area project. The estimated cost to complete the Savannah River M-Area project was increased due to the Company's decision to make additional investments in the on-site facility to better position the Company to handle additional waste streams at that site. Gross profits from technical support services were $4.0 million in 1994 and $4.1 million in 1995.

    Selling, general and administrative expenses declined by $50,000 or 0.8%, from 1994 to 1995. As a percentage of revenues, selling, general and administrative expenses declined from 16.5% in 1994 to 14.5% in 1995. The decline was principally the result of higher utilization of the Company's engineering staff on waste treatment projects and joint ventures, as well as increased revenues without a corresponding increase in administrative overhead.

    In 1994, the Company had net interest expense of $595,000 compared to net interest income of $57,000 in 1995. In January 1995, the Company issued $16.0 million of convertible preferred stock, the net proceeds of which were utilized to repay outstanding short-term borrowings with the balance being invested in short-term investment grade securities.

    Income tax expense was $12,000 in 1994 compared to $101,000 in 1995. Utilization of net operating loss carryforwards in 1994 and 1995 resulted in no federal income taxes other than alternative minimum tax. The 1994 and 1995 state income tax amounts relate to income taxes payable to states which do not recognize net operating loss carryforwards. At December 31, 1995, the Company has a net operating loss carryforward of approximately $2.2 million of which approximately $1.1 million resulted from the exercise by employees of the Company of non-qualified stock options in 1995. Accordingly, utilization of this $1.1 million of the net operating loss carryforward will result in a credit to capital in excess of par.

    The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek Environmental, Inc. ("Vitritek"), increased from $321,000 in 1994 to $824,000 in 1995. Vitritek's 1995 loss was the result of limited business activity, as well as a $1.2 million write-off of Vitritek's intangible assets related to asbestos vitrification technology rights. In 1995, management of Vitritek concluded that the market for asbestos vitrification would not develop quickly enough to generate the cash flows necessary to recover the intangible assets acquired by Vitritek in 1993.

    Net income increased by $1.2 million or approximately 465% from $257,000 in 1994 to $1.5 million in 1995. The increase resulted from higher revenues from waste treatment projects, the receipt of the BNFL $1.0 million teaming fee and lower interest expense offset by the higher loss resulting from the write-off of intangible assets realized from the Vitritek joint venture.

  YEAR ENDED DECEMBER 31, 1993 COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Revenues increased by $2.5 million or 7.4%, from $33.5 million in 1993 to $36.0 million in 1994. The increase was primarily a result of revenues recognized on the Company's waste treatment projects, which were $3.7 million in 1993 and $6.7 million in 1994, particularly the Savannah River M-Area project which commenced in 1994. Revenues from technical support services declined from $29.8 million in 1993 to $29.3 million in 1994.

    Gross profit increased by $2.2 million or 45.2%, from $4.9 million in 1993 to $7.1 million in 1994. As a percentage of revenues, gross profit increased from 14.6% in 1993 to 19.8% in 1994. The increase primarily resulted from gross profits achieved on waste treatment projects which generally have a higher gross profit margin than technical support services. Gross profits from technical support services were $3.7 million in 1993 and $4.0 million in 1994.

    Selling, general and administrative expenses increased by $188,000 or 3.3%, from $5.7 million in 1993 to $5.9 million in 1994. As a percentage of revenues, selling, general and administrative expenses declined from 17.1% in 1993 to 16.5% in 1994. This decline was principally the result of higher utilization of the Company's engineering staff on waste treatment projects and joint ventures.

    Net interest expense increased from $372,000 in 1993 to $595,000 in 1994. The $223,000 increase was primarily the result of higher short-term borrowings on the Company's line of credit and higher interest rates.

    Income tax expense was $73,000 in 1993 compared to $12,000 in 1994. The 1993 and 1994 income tax amounts relate to state income taxes payable.

    The Company's 50% owned joint venture, Vitritek, began operations in 1994. The Company's proportionate share in the loss of Vitritek was $321,000. Vitritek's 1994 loss was the result of the entity's startup costs and limited business activity.

    In 1993, the Company had a net loss of $1.3 million compared to net income of $257,000 in 1994. The improvement in earnings resulted primarily from higher revenues from waste treatment projects.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995, the Company completed two significant capital transactions, which provided net proceeds of approximately $24.5 million. In January 1995, the Company issued to investment partnerships sponsored and controlled by the Carlyle Group for $16.0 million, 160,000 shares of 8% convertible preferred stock and an option to purchase an additional 1,250,000 shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share. Proceeds to the Company, net of offering expenses, were $14.7 million. In November 1995, the Company issued to BNFL a $10.0 million convertible debenture, which accrues interest at the one-year London Interbank Offered Rate (LIBOR) for a period of five years, for $9.8 million, net of debt issue cost. In addition, the Company generated $2.0 million upon the exercise of stock options and warrants held by employees and others. The Company used certain of the proceeds from these transactions to retire short-term borrowings of $7.6 million with the balance being used for working capital needs and to further the Company's waste treatment technologies through acquisitions, joint ventures and strategic alliances.

    During 1995, the Company invested approximately $4.5 million in property, plant and equipment, the DuraChem joint venture and an acquisition. The investments in property, plant and equipment and DuraChem related principally to the construction of DuraMelters-TM- and related components. In November 1995, the Company acquired 80% of the outstanding capital stock of DuraTherm, formerly Bird Environmental Gulf Coast, Inc., a company which operates a RCRA Part B-permitted waste facility using thermal desorption technology in San Leon, Texas. The Company purchased its interest in DuraTherm for one dollar and incurred approximately $260,000 of transaction costs. In connection with the acquisition, the Company agreed to invest up to $5.1 million in DuraTherm (of which up to $2.7 million is for capital improvements and up to $2.4 million is for working capital) in exchange for preferred stock of DuraTherm. The Company presently expects to invest in the aggregate approximately $6.4 million in property, plant and equipment, DuraTherm and the DuraChem joint venture during 1996.

    During 1995, the Company used $847,000 of cash flows for operating activities. Cash flows from operations were primarily impacted by the $4.0 million increase in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts. Of the $17.0 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1995, $10.5 million relates to contracts with two DOE contractors which are expected to be collected in 1996. The Company has a backlog of orders of approximately $48.0 million at December 31, 1995, of which approximately $23.0 million is expected to be completed in 1996.

    The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's prime interest rate plus 1% (9.25% as of March 14, 1996). At December 31, 1995, no borrowings were outstanding and the Company had available borrowings of $5.9 million.

    The Company believes cash flows from operations, cash resources available at December 31, 1995 and, if necessary, borrowings available under the bank line of credit will be sufficient to fund currently planned capital improvements and meet its operating needs, including the quarterly preferred dividend requirement of $320,000, for at least the next twelve months.

SEASONALITY

    Seasonality generally does not affect the Company's waste treatment technology operations; however, it does have an effect on the Company's technical support services business. A large component of the Company's staff augmentation business is devoted to nuclear power plant outage support. The seasonal nature of this work is caused by utilities' desire to schedule their nuclear unit refueling and maintenance outages during spring and fall when, due to moderate temperatures, electrical load demand is lowest. In addition, a significant portion of the Company's computer and communications consulting services client base is in the federal, state and local government sectors. Funding appropriations for many of these clients' projects are coordinated with the government's fiscal years which causes some seasonal impact on this business. In contrast to the outage support business, demand for computer and communications consulting services typically peaks in winter and summer months.

ACCOUNTING MATTERS

    The  Company  will  adopt  the  provisions  of  the  Statement  of Financial
Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and SFAS No. 123, "Accounting for Stock-Based Compensation" in 1996. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations for 1996. Beginning in 1996, the Company expects to present information required by SFAS No. 123 with respect to stock compensation on a pro forma basis and will continue to measure stock compensation based upon the guidance provided in Accounting Principles Board Opinion No. 25.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

GTS DURATEK, INC. AND SUBSIDIARIES

                                                                                                               PAGE
                                                                                                             ---------
Independent Auditors' Report...............................................................................         25
Consolidated Balance Sheets at December 31, 1994 and 1995..................................................         26
Consolidated Statements of Operations for the years ended December 31, 1993, 1994 and 1995.................         27
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995.......         28
Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995.................         29
Notes to Consolidated Financial Statements.................................................................         30

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
GTS Duratek, Inc.:

    We have audited the accompanying consolidated balance sheets of GTS Duratek, Inc. and subsidiaries as of December 31, 1994 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTS Duratek, Inc. and subsidiaries as of December 31, 1994 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                                   KPMG Peat Marwick LLP

Baltimore, Maryland
March 1, 1996

                       GTS DURATEK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1994 AND 1995

                             ASSETS                                   1994         1995
                                                                   -----------  -----------
Current Assets:
  Cash and cash equivalents......................................  $        --  $11,396,008
  Receivables, less allowance for doubtful accounts of $97,732
   and $68,964...................................................    8,090,614    9,321,513
  Cost and estimated earnings in excess of billings on
   uncompleted contracts.........................................    3,119,443    7,707,434
  Inventories....................................................      334,998      274,859
  Prepaid expenses and other current assets......................      141,510       79,686
                                                                   -----------  -----------
    Total current assets.........................................   11,686,565   28,779,500
Costs and estimated earnings in excess of billings on uncompleted
 contracts, noncurrent...........................................    1,307,728           --
Property, plant and equipment, net...............................    2,137,247    3,541,462
Investments in and advances to joint ventures, net...............    2,417,771    4,059,078
Intangibles, net of accumulated amortization of $874,589 and
 $999,454........................................................      637,553      553,517
Deferred charges and other assets................................    1,013,220    1,726,270
                                                                   -----------  -----------
                                                                   $19,200,084  $38,659,827
                                                                   -----------  -----------
                                                                   -----------  -----------

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..........................................  $ 7,630,512  $        --
  Current maturities of long-term debt...........................      707,094      470,709
  Accounts payable and accrued expenses..........................    3,427,236    4,194,713
                                                                   -----------  -----------
    Total current liabilities....................................   11,764,842    4,665,422
Long-term debt...................................................      502,417       36,000
Convertible debenture............................................           --   10,086,931
                                                                   -----------  -----------
    Total liabilities............................................   12,267,259   14,788,353
                                                                   -----------  -----------
Minority interest of subsidiary..................................           --        5,610
                                                                   -----------  -----------
8% Cumulative Convertible Redeemable Preferred Stock - $.01 par
 value; 160,000 shares authorized, issued and outstanding
 (liquidation value $16,320,000).................................           --   14,608,890
                                                                   -----------  -----------
Stockholders' equity:
  Preferred stock - $.01 par value; authorized 4,840,000 shares;
   none issued...................................................           --           --
  Common stock - $.01 par value; authorized 20,000,000 shares;
   issued 8,759,775 shares in 1994 and 9,475,878 shares in
   1995..........................................................       87,598       94,758
  Capital in excess of par value.................................   16,656,009   18,912,751
  Deficit........................................................   (9,639,005)  (9,578,758)
  Treasury stock, 70,458 shares, at cost.........................     (171,777)    (171,777)
                                                                   -----------  -----------
    Total stockholders' equity...................................    6,932,825    9,256,974
Commitments and contingencies....................................
                                                                   -----------  -----------
                                                                   $19,200,084  $38,659,827
                                                                   -----------  -----------
                                                                   -----------  -----------

          See accompanying notes to consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                                                      1993         1994         1995
                                                                   -----------  -----------  -----------
Revenues.........................................................  $33,504,540  $35,967,563  $40,418,066
Cost of revenues.................................................   28,608,831   28,856,910   32,220,569
                                                                   -----------  -----------  -----------
Gross profit.....................................................    4,895,709    7,110,653    8,197,497
Selling, general and administrative expenses.....................    5,737,350    5,925,618    5,875,688
                                                                   -----------  -----------  -----------
Income (loss) from operations....................................     (841,641)   1,185,035    2,321,809
Interest income (expense), net...................................     (372,129)    (595,475)      57,453
                                                                   -----------  -----------  -----------
Income (loss) before income taxes and proportionate share of loss
 of joint venture................................................   (1,213,770)     589,560    2,379,262
Income taxes.....................................................      (73,331)     (11,487)    (100,926)
                                                                   -----------  -----------  -----------
Income (loss) before proportionate share of loss of joint
 venture.........................................................   (1,287,101)     578,073    2,278,336
Proportionate share of loss of joint venture.....................           --     (321,548)    (824,025)
                                                                   -----------  -----------  -----------
Net income (loss)................................................   (1,287,101)     256,525    1,454,311
Preferred stock dividends and charges for accretion..............           --           --   (1,394,064)
                                                                   -----------  -----------  -----------
Net income (loss) attributable to common stockholders............  $(1,287,101) $   256,525  $    60,247
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Net income (loss) per share......................................  $     (0.16) $      0.03  $      0.01
Weighted average common shares outstanding.......................    7,936,384    8,655,811    8,820,131

          See accompanying notes to consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1993, 1994 AND 1995

                                         COMMON STOCK     CAPITAL IN                              TOTAL
                                      ------------------   EXCESS OF                TREASURY   STOCKHOLDERS'
                                       SHARES    AMOUNT    PAR VALUE     DEFICIT      STOCK       EQUITY
                                      ---------  -------  -----------  -----------  ---------  ------------
Balance, December 31, 1992..........  8,009,875  $80,099  $13,373,383  $(8,608,429) $(315,910)  $ 4,529,143
  Net loss..........................         --       --           --   (1,287,101)        --    (1,287,101)
  Exercise of options...............     40,400      404       63,196           --         --        63,600
  Issuance of common stock for
   compensation expense and
   litigation settlement............     15,000      150       49,850           --         --        50,000
  Issuance of treasury stock for
   litigation settlement............         --       --           --           --    144,133       144,133
  Issuance of common stock warrants
   in exchange for certain
   technology rights................         --       --      500,000           --         --       500,000
  Issuance of common stock in
   exchange for cash and certain
   technology rights................    562,500    5,625    2,154,001           --         --     2,159,626
                                      ---------  -------  -----------  -----------  ---------  ------------
Balance, December 31, 1993..........  8,627,775   86,278   16,140,430   (9,895,530)  (171,777)    6,159,401
  Net income........................         --       --           --      256,525         --       256,525
  Exercise of options...............      7,000       70       16,829           --         --        16,899
  Issuance of common stock in
   exchange for cash................    125,000    1,250      498,750           --         --       500,000
                                      ---------  -------  -----------  -----------  ---------  ------------
Balance, December 31, 1994..........  8,759,775   87,598   16,656,009   (9,639,005)  (171,777)    6,932,825
  Net income........................         --       --           --    1,454,311         --     1,454,311
  Exercise of options and
   warrants.........................    716,103    7,160    1,946,742           --         --     1,953,902
  Income tax benefit from exercise
   of non-qualified stock options...         --       --       30,000           --         --        30,000
  Issuance of a common stock option
   for cash.........................         --       --      280,000           --         --       280,000
  Preferred stock dividend and
   charges for accretion............         --       --           --   (1,394,064)        --    (1,394,064)
                                      ---------  -------  -----------  -----------  ---------  ------------
Balance, December 31, 1995..........  9,475,878  $94,758  $18,912,751  $(9,578,758) $(171,777)  $ 9,256,974
                                      ---------  -------  -----------  -----------  ---------  ------------
                                      ---------  -------  -----------  -----------  ---------  ------------

          See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMER 31, 1993, 1994 AND 1995

                                                                      1993         1994         1995
                                                                   -----------  -----------  -----------
Cash flows from operating activities:
  Net income (loss)..............................................  $(1,287,101) $   256,525  $ 1,454,311
  Adjustments to reconcile to net income (loss) to net cash
   provided by (used in) operating activities:
    Depreciation and amortization................................      533,215      508,900      608,165
    Proportionate share of loss of joint venture.................           --      321,548      824,025
    Income tax benefit from exercise of non-qualified stock
     options.....................................................           --           --       30,000
    Changes in operating items:
      Receivables................................................    1,796,847   (2,697,259)    (759,195)
      Costs and estimated earnings in excess of billings on
       uncompleted contracts.....................................     (576,274)  (2,843,655)  (3,280,263)
      Inventories................................................      114,616       (8,180)      61,180
      Prepaid expenses and other current assets..................       37,286       (6,227)      63,624
      Accounts payable and accrued expenses......................      861,304      441,747      145,995
      Other......................................................      194,133           --        5,202
                                                                   -----------  -----------  -----------
Net cash provided by (used in) operating activities..............    1,674,026   (4,026,601)    (846,956)
                                                                   -----------  -----------  -----------
Cash flows from investing activities:
  Additions to property, plant and equipment.....................     (993,902)    (269,383)  (1,586,062)
  Acquisition of DuraTherm, Inc..................................           --           --     (260,619)
  Additions to intangibles.......................................      (26,816)      (5,179)     (40,828)
  Advances to joint ventures.....................................           --   (1,489,319)  (2,465,332)
  Other..........................................................     (190,871)      42,853     (669,889)
                                                                   -----------  -----------  -----------
Net cash used in investing activities............................   (1,211,589)  (1,721,028)  (5,022,730)
                                                                   -----------  -----------  -----------
Cash flows from financing activities:
  Net proceeds from (repayments of) short-term borrowings........   (3,129,276)   4,520,946   (7,630,512)
  Proceeds from issuance of long-term debt.......................      264,573    1,110,000           --
  Reduction of long-term debt....................................           --     (400,216)    (702,802)
  Proceeds from issuance of convertible debenture, net of debt
   issue costs...................................................           --           --    9,830,280
  Proceeds from issuance of preferred stock and common stock
   options, net of offering expenses.............................           --           --   14,690,026
  Preferred stock dividends paid.................................           --           --     (875,200)
  Proceeds from issuance of common stock.........................    1,473,226      516,899    1,953,902
  Other..........................................................      929,040           --           --
                                                                   -----------  -----------  -----------
Net cash provided by (used in) financing activities..............     (462,437)   5,747,629   17,265,694
                                                                   -----------  -----------  -----------
Net increase in cash and cash equivalents........................           --           --   11,396,008
Cash and cash equivalents, beginning of year.....................           --           --           --
                                                                   -----------  -----------  -----------
Cash and cash equivalents, end of year...........................  $        --  $        --  $11,396,008
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------
Cash paid during the period for:
  Interest.......................................................  $   432,018  $   544,933  $   189,347
  Income taxes...................................................  $    41,314  $    11,487  $    60,091

          See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1995

1.  DESCRIPTION OF BUSINESS
    GTS Duratek, Inc. (the "Company") provides waste treatment solutions for radioactive, hazardous, mixed and other wastes. The Company's vitrificaton, thermal desorption and ion exchange technologies convert waste to stable forms for storage or disposal while achieving significant volume reduction. To implement its waste treatment technologies and provide related technical support services, the Company has a staff of highly skilled personnel with significant environmental services experience. The services provided by the Company include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting and environmental safety training.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

  PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for DuraTherm, Inc. which is 80% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

  CASH AND CASH EQUIVALENTS

    For purposes of the consolidated statement of cash flows, the Company considers all highly liquid investments with initial maturities, at the date of purchase, of three months or less to be cash equivalents. Cash equivalents at December 31, 1995 were $11,121,008.

  INVENTORIES

    Inventories are valued at the lower of cost or market, principally using the first in, first out (FIFO) method of costing.

  PROPERTY, PLANT, AND EQUIPMENT

    Property, plant and equipment are carried at cost. Replacements, maintenance and repairs which do not extend the lives of the assets are expensed as incurred. The Company provides for depreciation of property, plant, and equipment when such assets become operational, primarily on a straight-line basis over useful lives of three to ten years. Leasehold improvements are amortized over the shorter of the asset life or the term of the lease.

  INTANGIBLES

    Intangible assets consist principally of amounts assigned to covenants not-to-compete and costs incurred to obtain and maintain patents. Covenant and patent amounts are being amortized over ten and seventeen years, respectively, on a straight-line basis. The Company assesses the recoverability of intangible assets by determining whether the amortization over the remaining life of the asset can be recovered through undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted operating cash flows.

  DEFERRED CHARGES

    Deferred charges consist principally of costs related to the maintenance of the Company's temporary personnel work force data base, including certifications, security clearances and related information. Such costs are amortized over the term of the expected benefit which is generally two years.

  REVENUE RECOGNITION

    The Company generates substantially all of its revenue under fixed-price and time-and-materials contracts. Revenue from contracts is recognized on the percentage-of-completion method as costs are

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES (CONTINUED) incurred and includes estimated fees at predetermined rates as measured by the cost-to-cost method. Contract costs include all direct labor, material costs and the indirect costs related to contract performance. Differences between recorded costs, estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities. Retainages, amounts subject to future negotiation and amounts related to claims are not material.

    In addition, the Company generates revenue from product sales which is recognized upon product shipment.

  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities based on enacted tax rates in effect when such amounts are expected to be realized based on consideration of available evidence, including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments, including accounts receivable, accounts payable and long-term debt, approximate carrying value.

  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and their respective disclosures to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

  NET INCOME (LOSS) PER SHARE

    The net income (loss) per share for 1993, 1994 and 1995 was computed by dividing the net income (loss) attributable to common stockholders, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. The Company has issued options and warrants which exceed 20% of the common stock outstanding and accordingly, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the years ended December 31, 1993, 1994 and 1995, the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income (loss) per share.

  RECLASSIFICATIONS

    Certain amounts for 1993 and 1994 have been reclassified to conform to the presentation for 1995.

3.  INVENTORIES
    Inventories at December 31 consist of the following:

                                                            1994      1995
                                                          --------  --------
Raw materials...........................................  $ 55,452  $ 36,256
Finished goods..........................................   279,546   238,603
                                                          --------  --------
                                                          $334,998  $274,859
                                                          --------  --------
                                                          --------  --------

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4.  PROPERTY, PLANT AND EQUIPMENT
    Property, plant and equipment at December 31 consists of the following:

                                                         1994        1995
                                                      ----------  ----------
Machinery and equipment.............................  $4,608,488  $4,942,753
Leasehold improvements, furniture and fixtures......     911,333   1,105,851
Construction in progress............................     354,894   1,650,353
                                                      ----------  ----------
                                                       5,874,715   7,698,957
Less accumulated depreciation and amortization......   3,737,468   4,157,495
                                                      ----------  ----------
                                                      $2,137,247  $3,541,462
                                                      ----------  ----------
                                                      ----------  ----------

5.  JOINT VENTURES AND OTHER AGREEMENTS
    In order to commercialize its vitrification technology more rapidly and cost-effectively, the Company has developed several joint venture and other arrangements. The following is a summary of those relationships:

  BNFL, INC.

    On November 7, 1995, the Company and BNFL, Inc. (BNFL) entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom-based company experienced in processing and treating high level radioactive waste. Under the terms of the strategic alliance, the Company and BNFL have agreed to jointly pursue up to five major United States Department of Energy (DOE) waste treatment projects. The terms of the strategic alliance provide that BNFL pay the Company a teaming fee of $1 million each time the two companies agree to exclusively pursue together a waste treatment project. Upon the execution of the strategic alliance agreement, the Company received and recognized as revenue a $1 million fee for its agreement to pursue a project exclusively with BNFL at the DOE's Hanford, Washington facility.

    As part of the strategic alliance, BNFL invested $10 million in the Company in the form of a convertible debenture (see note 10) and agreed to provide the Company with research and development funding of at least $500,000 per year over the next five years.

  VITRITEK ENVIRONMENTAL, INC.

    Through a joint venture with Vitritek Holdings Company L.L.C. (Vitritek Holdings), a privately-held entity, the Company has extended its vitrification technology to non-radioactive hazardous waste. The joint venture entity, called Vitritek Environmental, Inc. ("Vitritek"), is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally.

    The Company's investment in, and advances to, Vitritek at December 31, 1994 and 1995 were $1,837,323 and $1,121,027, respectively. As of December 31, 1995, Vitritek had assets of $2,697,136 and liabilities of $3,500,000 (including $1,750,000 due to the Company). For the years ended December 31, 1994 and 1995, Vitritek had net sales of $105,173 and $678,989, respectively, and net losses of $891,152 and $1,997,655, respectively. For the years ended December 31, 1994 and 1995, the Company recognized its proportionate share of loss in the consolidated statement of operations after intercompany eliminations.

  DURACHEM, INC.

    In   September   1994,   the   Company   and   Chem-Nuclear   Systems,  Inc.
(Chem-Nuclear), a subsidiary of WMX Technologies, Inc., formed a joint venture to design, build and operate vitrification facilities

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  JOINT VENTURES AND OTHER AGREEMENTS (CONTINUED)
to process commercial radioactive waste for disposal, including low-level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The Company will contribute 45% of facility construction costs and share proportionately in the venture's profits or losses. The new venture is operating, as a limited partnership, under the name "DuraChem." The Company's investment in, and advances to, DuraChem at December 31, 1994 and 1995 of $580,448 and $2,938,051, respectively, related to construction of a facility in Barnwell, South Carolina.

6.  ACQUISITION OF DURATHERM, INC.
    In November 1995, the Company acquired 80% of the outstanding capital stock of Bird Environmental Gulf Coast, Inc., since named DuraTherm, Inc. ("DuraTherm"), from Bird Environmental Technologies, Inc., a wholly-owned subsidiary of Bird Corporation ("Bird") for one dollar and incurred approximately $260,000 of transaction costs. DuraTherm owns and operates a hazardous waste facility using thermal desorption technology in San Leon, Texas. In connection with the acquisition, Bird contributed approximately $1.3 million of cash to DuraTherm immediately prior to the acquisition to fund DuraTherm's working capital deficit.

    The remaining 20% of the outstanding capital stock of the Company is held by certain individuals (the "Minority Shareholders") who developed the technology and have operated and will continue to operate the facility. The Minority Shareholders have entered into employment agreements providing for incentive compensation tied directly to the financial performance of the facility. The Company has entered into a stockholders' agreement pursuant to which, among other terms and conditions, the Company has agreed to invest up to $5.1 million (of which up to $2.7 million is for capital improvements and up to $2.4 million is for working capital) in DuraTherm in exchange for preferred stock of DuraTherm. The Company provided approximately $645,000 of the capital needed by DuraTherm during the fourth quarter of 1995 and will make the balance available during the first quarter of 1996. The Company expects the plant to reopen during the second quarter of 1996. As part of the purchase transaction the Company also acquired, through a licensing arrangement, the exclusive rights to the thermal desorption technology used by the facility.

    The Minority Shareholders have the right to "put" their stock to the Company at fair market value beginning in December 1999 or earlier upon the occurrence of certain events. The Company has the right to "call" the stock of the Minority Shareholders at fair market value beginning in December 2001 or earlier upon the occurrence of certain events.

    The acquisition of DuraTherm was accounted for using the purchase method of accounting. The estimated fair value of the net tangible assets acquired exceeded the purchase price at November 29, 1995. Accordingly, the net purchase price in excess of the net carrying value of DuraTherm of approximately $238,000 was allocated to property, plant and equipment. The Company determined the amount of the minority interest of the subsidiary based upon 20% of the net assets of DuraTherm at the date of acquisition.

    Pro forma results of operations of the Company for the years ended December 31, 1994 and 1995, assuming the acquisition of DuraTherm had occurred on January 1, 1994, are as follows:

                                                       1994         1995
                                                    -----------  -----------
Revenues..........................................  $39,682,000  $43,276,000
Net loss..........................................   (2,508,000)  (1,379,000)
Loss per share....................................        (0.29)       (0.27)

    The plant was placed into operation in February 1994 and ceased operations in August 1995. As such, the plant was not fully operational for either of the pro forma periods presented. The pro forma

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. ACQUISITION OF DURATHERM, INC. (CONTINUED) results of operations are not indicative of the results that would have occurred had the capital improvements actually been made by January 1994 or had the plant operated during the entire pro forma periods presented or of future results of operation of the Company with DuraTherm under management and control of the Company's personnel.

7.  SHORT-TERM BORROWINGS
    The Company has a revolving line of credit agreement with a bank providing for borrowings of up to $7,000,000 based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's prime interest rate plus 1% (9.5% at December 31, 1995). Borrowings outstanding under the line of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. The line of credit agreement requires the Company to meet certain financial covenants and restricts the payment of dividends on the Company's common stock. At December 31, 1994, the Company had outstanding borrowings of $7,630,512 under the agreement. At December 31, 1995, no amounts were outstanding and approximately $5.9 million of borrowings were available under the line of credit agreement.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
    Accounts payable and accrued expenses at December 31 consist of the following:

                                                         1994        1995
                                                      ----------  ----------
Accounts payable....................................  $2,129,761  $2,165,720
Accrued expenses....................................     508,934     846,999
Salaries and related costs..........................     788,541     861,994
Preferred stock dividend payable....................          --     320,000
                                                      ----------  ----------
                                                      $3,427,236  $4,194,713
                                                      ----------  ----------
                                                      ----------  ----------

9.  LONG-TERM DEBT
    Long-term debt consists of notes payable to a bank requiring monthly payments of principal plus interest at the bank's prime rate plus 1 1/4% (9.75% at December 31, 1995). The notes payable are secured by the Company's accounts receivable, inventory and property, plant and equipment. The notes payable have aggregate annual maturities of $470,709 in 1996 and $36,000 in 1997.

10. CONVERTIBLE DEBENTURE
    In November 1995, in connection with the formation of a strategic alliance, the Company received proceeds of $9,830,280, net of debt issue costs from issuance of a $10 million convertible debenture to BNFL. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR). The debenture and the accrued interest are convertible into 1,381,575 shares of the Company's common stock on or before November 7, 2000. The debenture is to be repaid in annual installments over a five-year period commencing on November 8, 2000. The conversion and repayment dates can be extended under certain circumstances. At December 31, 1995, the balance due BNFL of $10,086,931 included accrued interest of $86,931.

    The estimated fair value of the convertible debenture at December 31, 1995 was approximately $14 million.

11. 8% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK
    In January 1995, the Company issued for $16 million, 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Carlyle Option") to purchase up to an additional 1.25 million shares of the Company's

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. 8% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK (CONTINUED)
common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group ("Carlyle"). The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on January 24, 2002 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000.

    The proceeds, net of offering expenses of $1,309,974, from the issuance of the Convertible Preferred Stock and Carlyle Option were $14,690,026 of which $14,410,026 was allocated to the Convertible Preferred Stock and $280,000 was allocated to the fair value of the Carlyle Option. The difference between the carrying value of the Convertible Preferred Stock and the redemption value is being accreted through charges to stockholders' equity over a six-year period to January 24, 2002.

    The estimated fair value of the Convertible Preferred Stock at December 31, 1995 was approximately $53 million.

12. STOCK OPTION PLANS AND WARRANTS
    The Company has a non-qualified Stock Option Plan (the "Plan") which authorizes a committee of the Board of Directors to grant options to purchase shares of the Company's common stock to directors, officers and employees of the Company. The exercise price of such options may not be less than 85% of the fair market value of the common stock on the date of grant and the exercise period may not be more than ten years after such date. Changes in options and warrants outstanding, options and warrants exercisable and shares reserved for issuance are as follows:

                                                      PRICE RANGE   NUMBER OF
                                                       PER SHARE     SHARES
                                                      ------------  ---------
Balance, December 31, 1992..........................  $1.00 - 3.50  1,060,900
  Granted...........................................   3.50 - 4.00    555,000
  Exercised.........................................   1.00 - 3.50    (40,400)
                                                                    ---------
Balance, December 31, 1993..........................   1.00 - 4.00  1,575,500
  Granted...........................................   3.50 - 3.88    949,000
  Exercised.........................................   1.50 - 3.50     (7,000)
  Terminated........................................   1.50 - 3.75    (27,500)
                                                                    ---------
Balance, December 31, 1994..........................   1.00 - 4.00  2,490,000
  Granted...........................................          2.97    173,401
  Carlyle Option....................................          3.75  1,250,000
  Exercised.........................................   1.00 - 4.00   (716,103)
  Terminated........................................   1.50 - 3.75     (2,500)
                                                                    ---------
Balance, December 31, 1995..........................   1.00 - 4.00  3,194,798
                                                                    ---------
                                                                    ---------

    As of December 31, 1995, 2,534,698 of the options and warrants are exercisable. At December 31, 1995, the Company has reserved 9,909,706 shares for issuance of options, warrants and securities convertible into the Company's common stock.

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. INCOME TAXES
    The provision for income taxes for the years ended December 31, 1993, 1994 and 1995 consists of the following:

                                                     1993     1994      1995
                                                    -------  -------  --------
Current:
  State...........................................  $73,331  $11,487  $ 50,230
  Federal.........................................       --       --    50,696
                                                    -------  -------  --------
                                                    $73,331  $11,487  $100,926
                                                    -------  -------  --------
                                                    -------  -------  --------

    The provision for income taxes for the years ended December 31, 1993, 1994, and 1995 is reconciled to the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and proportionate share of loss of joint venture as follows:

                                                      1993       1994       1995
                                                    ---------  ---------  ---------
Federal income tax at statutory rate..............  $(413,000) $ 200,000  $ 809,000
State income taxes, net of Federal tax benefit....     73,331     11,487     33,152
Increase in (use of) net operating loss
 carryforwards....................................    413,000   (200,000)  (741,226)
                                                    ---------  ---------  ---------
                                                    $  73,331  $  11,487  $ 100,926
                                                    ---------  ---------  ---------
                                                    ---------  ---------  ---------

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                       1994       1995
                                                    ----------  ---------
Allowance for doubtful accounts...................  $   38,000  $  27,000
Capitalized inventory costs.......................      50,000     52,000
Proportionate share of loss in investee company...     125,000    446,000
Accelerated depreciation..........................    (513,000)  (611,000)
Net operating loss carryforward...................   1,521,000    863,000
Alternative minimum tax...........................          --     20,000
Other.............................................          --      3,000
                                                    ----------  ---------
                                                     1,221,000    800,000
Less valuation allowance..........................   1,221,000    800,000
                                                    ----------  ---------
                                                    $       --  $      --
                                                    ----------  ---------
                                                    ----------  ---------

    In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous three years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has established a valuation allowance at December 31, 1995 of $800,000.

    At December 31, 1995, the Company has net operating loss carryforwards of approximately $2.2 million which are available to offset future taxable earnings of the Company through 2008. Approximately $1.1 million of the $2.2 million net operating loss carryfoward is available as the result of the exercise of non-qualified stock options by employees of the Company. Income tax benefits resulting from utilization of this portion of the net operating loss will result in a credit to capital in excess of par.

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. INCOME TAXES (CONTINUED)
Utilization of approximately $1.6 million of the $2.2 million net operating loss carryforward is subject to a separate return limitation, whereby it is only available to offset earnings from one of the Company's subsidiaries.

14. PROFIT SHARING PLAN
    The Company maintains a Profit Investment Plan (the "Plan") for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $73,000, $74,000 and $162,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

15. BUSINESS AND CREDIT CONCENTRATIONS
    The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. At December 31, 1995, approximately 87% of the Company's accounts receivable were due from these entities. Accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts relating to DOE contractors and subcontractors amounted to $2,226,023 and $2,857,336 at December 31, 1994 and $5,115,785 and $7,591,628 at December 31, 1995, respectively. In 1993, two customers comprised 20% and 15% of the Company's annual revenues. In 1994, one customer comprised 23% of the Company's annual revenues. In 1995, three customers comprised 23%, 17% and 16% of the Company's annual revenues, respectively. Revenues from DOE contracts and subcontracts were 13%, 23% and 35% of annual revenues for the years ended December 31, 1993, 1994 and 1995, respectively.

    The Company estimates an allowance for doubtful accounts based on the creditworthiness of its customers, as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

16. COMMITMENTS AND CONTINGENCIES

  ROYALTY AGREEMENTS

    The Company has entered into an exclusive licensing agreement with the owners of the vitrification technology, pursuant to which the owners have granted to the Company the exclusive license and rights to all vitrification technology and process patents which they developed. The exclusive license agreement expires 17 years after the last licensed patent is granted, which at this time will be in 2012. The agreement provides for a guaranteed minimum royalty of $100,000 per year throughout the term of the agreement. Pursuant to the agreement, royalty expense was limited to $100,000 in each of the years ended December 31, 1993, 1994 and 1995. Beginning in 1996, the Company is obligated to make payments of 1% to 3% of net sales values, as defined. Assuming the Company achieves a net sales value in 1996 equal to that achieved in 1995, royalty expense will be approximately $260,000.

    The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5% of the sales of any such equipment.

                       GTS DURATEK, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONCLUDED)

16. COMMITMENTS AND CONTINGENCIES (CONTINUED)
  LEASES

    The Company has several noncancellable facility leases which expire at various dates and, in some cases, have options to extend their terms. Rent expense approximated $316,000, $303,000 and $315,000 for the years ended December 31, 1993, 1994 and 1995, respectively.

    The following is a schedule of future minimum annual lease payments for all long-term operating leases as of December 31, 1995:

1996.............................................................  $229,000
1997.............................................................    14,000
                                                                   --------
                                                                   $243,000
                                                                   --------
                                                                   --------

  CLOSURE BOND

    Under the State of Texas Civil Statue, the Company is required to fund, in the form of a closure bond, approximately $1,936,000 over a ten-year period which will be available to cover closure expenses of the DuraTherm thermal desorption facility in San Leon, Texas, when and if required. The funding is maintained in an interest bearing trust account and as of December 31, 1995, the trust balance was approximately $525,000. Such amount is included as other assets in the Company's consolidated balance sheet.

  LEGAL PROCEEDINGS

    The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

17. SUPPLEMENTAL CASH FLOW INFORMATION
    In 1993, the Company acquired certain rights to medical and hazardous waste technologies from an unrelated third party for a warrant valued at $500,000 to purchase 500,000 shares of the Company's common stock through September 30, 1997 at $4.00 per share.

    In 1993, the Company acquired certain rights to asbestos waste technologies in exchange for 187,500 shares of the Company's common stock. The Company contributed its interest in the technology rights to Vitritek Environmental, Inc. (see note 5) in exchange for a $750,000 note bearing interest at the prime rate plus 1%. The technology rights were previously owned by certain shareholders of Vitritek Environmental, Inc.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The text and tables under "Election of Board of Directors" in GTS Duratek's 1996 Proxy Statement are incorporated herein by reference. Information concerning executive officers is contained in Part I of this Registration Statement on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

    The text and tables under "Executive Compensation" in GTS Duratek's 1996 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    (a) Except as indicated in the 1996 Proxy Statement, GTS Duratek knows of no person who on March 15, 1996, owned beneficially more than 5% of its Common Stock.

    (b) The stock ownership information contained in the text and tables under "Securities Beneficially Owned" in GTS Duratek's 1996 Proxy Statement is incorporated herein by reference.

    (c) GTS Duratek knows of no arrangements the operation of which may at a subsequent date result in a change of control of GTS Duratek.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The text under "Executive Compensation and Certain Transactions with Management and Others" in GTS Duratek's 1996 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a)(1) The following consolidated financial statements of GTS Duratek and its subsidiaries are included in Item 8:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1994 and December 31, 1995

    Consolidated Statements of Operations for the years ended December 31, 1993, 1994, and 1995

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1993, 1994 and 1995

    Consolidated Statements of Cash Flows for the years ended December 31, 1993, 1994 and 1995

    Notes to Consolidated Financial Statements

    The following consolidated financial statements of Vitritek Environmental, Inc. are included in herein and are set forth beginning at page 43 of this Annual Report on Form 10-K:

    Independent Auditors' Report

    Consolidated Balance Sheets at December 31, 1994 and December 31, 1995

    Consolidated Statements of Operations for the years ended December 31, 1994, and 1995

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994 and 1995

    Consolidated Statements of Cash Flows for the years ended December 31, 1994 and 1995

    Notes to Financial Statements

    (a)(2) The following is a list of all financial statement schedules for the years ended December 31, 1993, 1994 and 1995 filed as part of this
           Report:

           Schedule II -- Valuation and Qualifying Accounts...................41

    Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

    (a)(3)  See accompanying Index to Exhibits................................51

    (b) Reports on Form 8-K.

        (1) Current Report on Form 8-K dated November 29, 1995, filed on December 11, 1995.

        (2) Amendment No. 1 filed on February 12, 1996 to the Current Report on Form 8-K, dated November 29, 1995, filed on December 11, 1995.

    (c) The following is a list of exhibits filed herewith.

EXHIBIT NO.                                         DOCUMENT
-----------  --------------------------------------------------------------------------------------
21           Subsidiaries of the Registrant
23           Consent of KPMG Peat Marwick LLP
27           Financial Data Schedule

    (d) The following is a list of financial statement schedules filed herewith:

            Schedule II -- Valuation and Qualifying Accounts.

            Financial  Statement of  Vitritek Environmental,  Inc. as  listed in
            Item 14(a)(1) above.

                       GTS DURATEK, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
                                  SCHEDULE II

                                                                             ADDITIONS
                                                                  --------------------------------
                                                     BALANCE AT   CHARGES TO       CHARGES TO        DEDUCTIONS (A)   BALANCE AT
                                                      BEGINNING    COSTS AND    OTHER ACCOUNTS --          --           END OF
DESCRIPTION                                           OF PERIOD    EXPENSES         DESCRIBE            DESCRIBE        PERIOD
---------------------------------------------------  -----------  -----------  -------------------  ----------------  -----------
Allowance for doubtful accounts:
  Year Ended December 31, 1995.....................   $  97,732    $  51,263        $  --             $    (80,031)    $  68,964
                                                     -----------  -----------           -----             --------    -----------
  Year Ended December 31, 1994.....................   $  67,732    $  30,000        $  --             $    --          $  97,732
                                                     -----------  -----------           -----             --------    -----------
  Year Ended December 31, 1993.....................   $  95,303    $  54,373        $  --             $    (81,944)    $  67,732
                                                     -----------  -----------           -----             --------    -----------

------------------------
(a) Deductions represent write-offs of specifically identified accounts.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GTS DURATEK, INC.

Dated: March 19, 1996

                                          By:        /s/ ROBERT E. PRINCE

                                             -----------------------------------
                                                        Robert E. Prince
                                                  PRESIDENT AND CHIEF EXECUTIVE
                                                         OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                              Principal Executive Officer:

               March 19, 1996                 /s/ ROBERT E. PRINCE
                                              ---------------------------------------------
                                              ROBERT E. PRINCE
                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                              Principal Financial Officer:

               March 19, 1996                 /s/ ROBERT F. SHAWVER
                                              ---------------------------------------------
                                              Robert F. Shawver
                                              EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                              OFFICER

                                              Principal Accounting Officer:

               March 19, 1996                 /s/ Craig T. Bartlett
                                              ---------------------------------------------
                                              Craig T. Bartlett
                                              CONTROLLER AND TREASURER

                                              A Majority of the Board of Directors:

               March 19, 1996                 /s/ DANIEL A. D'ANIELLO
                                              ---------------------------------------------
                                              Daniel A. D'Aniello

               March 19, 1996                 /s/ WILLIAM E. CONWAY, JR.
                                              ---------------------------------------------
                                              William E. Conway

               March 19, 1996                 /s/ JEROME I. FELDMAN
                                              ---------------------------------------------
                                              Jerome I. Feldman

               March 19, 1996                 /s/ STEVEN J. GILBERT
                                              ---------------------------------------------
                                              Steven J. Gilbert

               March 19, 1996                 /s/ MARTIN M. POLLAK
                                              ---------------------------------------------
                                              Martin M. Pollak

               March 19, 1996                 /s/ ROBERT E. PRINCE
                                              ---------------------------------------------
                                              Robert E. Prince

               March 19, 1996                 /s/ EARLE C. WILLIAMS
                                              ---------------------------------------------
                                              Earle C. Williams

INDEPENDENT AUDITORS' REPORT

The Board of Directors
Vitritek Environmental, Inc.:

We have audited the accompanying balance sheets of Vitritek Environmental, Inc. as of December 31, 1994 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vitritek Environmental, Inc. as of December 31, 1994 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                    KPMG Peat Marwick LLP

Baltimore, Maryland
March 1, 1996

VITRITEK ENVIRONMENTAL, INC.

Balance Sheets

December 31, 1994 and 1995

--------------------------------------------------------------------------------

                                                                           1994         1995
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Accounts receivable                                                $       --  $   403,600
  Cost and estimated earnings in excess of billings on
   uncompleted contracts                                                     --       19,000
--------------------------------------------------------------------------------------------
    Total current assets                                                     --      422,600
Machinery and equipment, net of accumulated depreciation of
 $70,351 and $228,119                                                 1,507,304    1,349,536
Intangibles, net of accumulated amortization of $58,403 and $75,000   2,237,013      925,000
--------------------------------------------------------------------------------------------
                                                                     $3,744,317  $ 2,697,136
--------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities -- Due to GTS Duratek, Inc.                      $       --  $   422,600
--------------------------------------------------------------------------------------------
Note payable -- Vitritek Holdings Company, L.L.C.                     1,750,000    1,750,000
Note payable -- GTS Duratek, Inc.                                     1,637,432    1,750,000
--------------------------------------------------------------------------------------------
    Total liabilities                                                 3,387,432    3,500,000
--------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock, $.01 par value; 1,000,000 shares authorized,
   issued and outstanding                                                10,000       10,000
  Capital in excess of par value                                      1,238,037    1,888,037
  Deficit                                                              (891,152)  (2,888,807)
  Capital contributions due from stockholders                            --         (234,694)
--------------------------------------------------------------------------------------------
    Total stockholders' equity                                          356,885   (1,225,464)
--------------------------------------------------------------------------------------------
Commitments and contingencies
--------------------------------------------------------------------------------------------
                                                                     $3,744,317  $ 2,697,136
--------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

VITRITEK ENVIRONMENTAL, INC.

Statements of Operations

Years ended December 31, 1994 and 1995

--------------------------------------------------------------------------------

                                                                          1994         1995
-------------------------------------------------------------------------------------------
Revenues                                                             $ 105,173  $   678,989
Cost of revenues                                                        72,096      546,230
-------------------------------------------------------------------------------------------
Gross profit                                                            33,077      132,759
-------------------------------------------------------------------------------------------
Expenses:
  Selling, general and administrative                                  440,274      488,807
  Research and development                                              85,918           --
  Royalties paid to related parties                                    150,000       80,000
  Write-off of intangible asset                                             --    1,211,607
-------------------------------------------------------------------------------------------
                                                                       676,192    1,780,414
-------------------------------------------------------------------------------------------
Loss from operations                                                  (643,115)  (1,647,655)
Interest expense on stockholder notes                                 (248,037)    (350,000)
-------------------------------------------------------------------------------------------
Net loss                                                             $(891,152) $(1,997,655)
-------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

VITRITEK ENVIRONMENTAL, INC.

Statements of Stockholders' Equity

Years ended December 31, 1994 and 1995

--------------------------------------------------------------------------------

                                                                                   Capital        Total
                                 Common stock       Capital in               contributions       stock-
                            ----------------------   excess of                    due from     holders'
                               Shares       Amount   par value      Deficit   stockholders       equity
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1993  1,000,000   $  10,000   $  990,000  $        --   $        --   $ 1,000,000
    Net loss                       --          --           --     (891,152)           --      (891,152)
    Interest expense
     forgiven by
     stockholders                  --          --      248,037           --            --       248,037
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1994  1,000,000   $  10,000    1,238,037     (891,152)           --       356,885
    Capital contributions
     due from stockholders         --          --      300,000           --      (300,000)           --
    Capital contributions
     received from
     stockholders                  --          --           --           --        65,306        65,306
    Net loss                       --          --           --   (1,997,655)           --    (1,997,655)
    Interest expense
     forgiven by
     stockholders                  --          --      350,000           --            --       350,000
-------------------------------------------------------------------------------------------------------
Balance, December 31, 1995  1,000,000   $  10,000   $1,888,037  $(2,888,807)  $  (234,694)  $(1,225,464)
-------------------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

VITRITEK ENVIRONMENTAL, INC.

Statements of Cash Flows

Years ended December 31, 1994 and 1995

--------------------------------------------------------------------------------

                                                                          1994         1995
-------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                           $(891,152) $(1,997,655)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                      128,754      267,176
    Write-off of intangible asset                                           --    1,211,607
    Interest expense forgiven                                          248,037      350,000
    Change in operating items:
      Accounts receivable                                                   --      (19,000)
      Cost and estimated earnings in excess of billings on
       uncompleted contracts                                                --     (403,600)
      Due to GTS Duratek, Inc.                                              --      422,600
-------------------------------------------------------------------------------------------
Net cash used in operations                                           (514,361)    (168,872)
-------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to machinery and equipment                                (342,843)          --
  Additions to intangibles                                             (30,228)      (9,002)
-------------------------------------------------------------------------------------------
Net cash used in investing activities                                 (373,071)      (9,002)
-------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Proceeds from note payable -- GTS Duratek, Inc.                      887,432      112,568
  Capital contributions received from stockholders                          --       65,306
-------------------------------------------------------------------------------------------
  Net cash provided by financing activities                            887,432      177,874
-------------------------------------------------------------------------------------------
Net increase in cash                                                        --           --
-------------------------------------------------------------------------------------------
Cash at beginning of year                                                   --           --
-------------------------------------------------------------------------------------------
Cash at end of year                                                  $      --  $        --
-------------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                          VITRITEK ENVIRONMENTAL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1994 AND 1995

(1) ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION
    Vitritek Environmental, Inc. (the "Company") is a corporate joint venture formed on December 28, 1993 to market and commercialize technologies for the vitrification of non-radioactive asbestos, medical and hazardous waste.

    The Company is 50% owned by Vitritek Holdings Company, L.L.C. (VHC) and 50% owned by GTS Duratek, Inc. (GTS). On the date of formation, the stockholders contributed in exchange for 500,000 shares each of the Company's Common Stock, medical and hazardous waste technology which they had jointly acquired from Environmental Corporation of America for $1 million in October 1993.

    In addition, the parties jointly contributed $2.5 million of equipment and asbestos vitrification technology in exchange for notes payable of $1,750,000 to VHC and $750,000 to GTS. The stockholders of VHC had developed the technology in a predecessor entity which was merged into the Company. GTS acquired its interest in the equipment and technology at the date of formation through issuing shares of its common stock valued at $750,000 to the stockholders of the predecessor entity.

    In connection with the joint venture agreement, GTS agreed to fund the first $1 million of operating costs through issuance of notes on the same terms and conditions as the VHC note payable. As of December 31, 1995 and 1994, GTS had funded $1,000,000 and $887,432 of its obligation, respectively.

    During 1995, the stockholders agreed to contribute an additional $150,000 each to the Company. At December 31, 1995, $65,306 of the capital contribution had been received. In the event that the Company requires additional funds the stockholders have the ability and intent to support the Company through 1996.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  MACHINERY AND EQUIPMENT

    Machinery and equipment are carried at cost. The Company provides for depreciation when such assets become operational on a straight-line basis over a ten-year estimated useful life. Replacements, maintenance and repairs which do not extend the lives of the assets are expensed as incurred.

  INTANGIBLES

    Intangible assets consist principally of amounts assigned to asbestos, medical and hazardous waste technology rights. These amounts are being amortized over 20 years, on a straight-line basis. The Company assesses the recoverability of intangible assets by determining whether the amortization over the remaining life of the assets can be recovered through undiscounted future cash flows. The amount of impairment, if any, is measured based on projected discounted operating cash flows.

  REVENUE RECOGNITION

    The Company generates substantially all of its revenue under fixed-price contracts. Revenue from contracts is recognized on the percentage-of-completion method as costs are incurred and includes estimated fees at predetermined rates as measured by the cost-to-cost basis. Contract costs include all direct labor, material costs and the indirect costs related to contract performance. Differences between recorded costs, estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities. Retainages, amounts subject to future negotiation and amounts related to claims are not material.

                          VITRITEK ENVIRONMENTAL, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  INCOME TAXES

    Deferred tax assets and liabilities are recognized for the estimated future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities based on enacted tax rates in effect when such amounts are expected to be realized or settled. Recognition of deferred tax assets is limited to amounts expected to be realized based on consideration of available evidence, including tax planning strategies and other factors. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value of financial instruments, consisting of accounts receivable and due to GTS Duratek, Inc. approximate carrying value.

  USE OF ESTIMATES

    Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and their respective disclosures to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

(3) NOTES PAYABLE
    The Company has notes payable of $1,750,000 due to each of VHC and GTS at December 31, 1995. The notes bears interest at prime rate plus 1% (9.5% at December 31, 1995) and are due on December 22, 2003. Interest is payable semi-annually on June 30 and December 31, of each year.

    Accrued interest on notes payable to VHC and GTS through December 31, 1994 and 1995 of $248,037 and $350,000 was forgiven by the parties through a contribution to capital, respectively.

(4) WRITE-OFF OF INTANGIBLE ASSET
    During 1995, management of the Company determined that the market for asbestos waste virtification was not developing as expected, not due to the viability of the technology but rather as a result of the economic factors in the marketplace. Currently, traditional asbestos waste disposal methods are significantly less expensive than vitrification. When the technology rights were acquired in 1993, the Company had several promising opportunities which have never came to fruition.

    While the Company will continue to monitor the asbestos vitrification market, management presently believes it is unlikely that the Company will generate any cash flows from these activities in the near term and accordingly, has written-off the carrying value of the technology right related to asbestos vitrification of $1,211,607 in the statement of operations for the year ended December 31, 1995.

(5) INCOME TAXES
    At December 31, 1995, the Company has a net operating loss carryforward of approximately $650,000 which is available to offset future taxable earnings of the Company through 2009. Deferred tax assets at December 31, 1995 and 1994 are offset by a valuation allowance.

(6) BUSINESS AND CREDIT CONCENTRATIONS
    The Company's revenues from 1995 are derived primarily from two customers and at December 31, 1995, all of the Company's accounts receivable were due from these entities.

                          VITRITEK ENVIRONMENTAL, INC.
                   NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

(7) COMMITMENTS AND CONTINGENCIES
    The Company has licensed from two scientists, who are currently stockholders of VHC, certain proprietary technology relating to asbestos, medical and hazardous waste vitrification. The agreement, as amended October 15, 1993, expires 17 years after the effective date of the agreement or upon the expiration of the last expiring patent, whichever shall occur later. The agreement stipulates the Company make royalty payments attributable to the licensed technology. The Company made three quarterly payments of $50,000 in 1994 and four quarterly payments of $20,000 in 1995.

                                 EXHIBITS INDEX

EXHIBIT NO.                                                                                                        PAGE
-----------                                                                                                     -----------
       3.1   Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.6 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 0-14292).
       3.2   By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's
              Registration Statement on Form S-1 (File No. 33-2062).
       4.1   Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated
              January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Current
              Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).
       4.2   Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II,
              L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD
              Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent
              Development Corporation dated as of January 24, 1995. Incorporated herein by reference to
              Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on February 1, 1995 (File No.
              0-14292).
       4.3   Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle
              International Partners II, L.P., Carlyle International Partners III, L.P., C/S International
              Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and
              National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on February 1,
              1995 (File No. 0-14292).
       4.4   Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle
              International Partners II, L.P., Carlyle- International Partners III, L.P., C/S International
              Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and
              National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on February 1,
              1995 (File No. 0-14292).
       4.5   Convertible Debenture issued by GTS Duratek, Inc., General Technical Services, Inc., GTS
              Instrument Services Incorporated to BNFL Inc. dated November 7, 1995. Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1995 (File No. 0-14292).
      10.1   1984 Duratek Corporation Stock Option Plan, as Amended. Incorporated herein by reference to
              Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990
              (File No. 0-14292).
      10.2   Asset Purchase Agreement dated August 20, 1990 between Chem-Nuclear Systems, Inc. and Duratek
              Corporation. Incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on
              Form 8-K filed on August 20, 1990 (File No. 0-14292).

EXHIBIT NO.                                                                                                        PAGE
-----------                                                                                                     -----------
      10.3   Loan and Security Agreement dated February 9, 1993 between The Bank of Baltimore and GTS Duratek,
              Inc., General Technical Service, Inc., and GTS Instrument Services, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-14292).
      10.4   License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron
              Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992 (File No. 0-
              14292).
      10.5   Purchase Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on
              Form 8-K dated October 15, 1993 (File No. 0-14292).
      10.6   Warrant Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on
              Form 8-K dated October 15, 1993 (File No. 0-14292).
      10.7   Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Jack J. Spitzer.
              Incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K
              dated December 22, 1993 (File No. 0-14292).
      10.8   Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Joseph H.
              Domberger. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on
              Form 8-K dated December 22, 1993 (File No. 0-14292).
      10.9   Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings,
              L.L.C. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form
              8-K dated December 22, 1993 (File No. 0-14292).
     10.10   Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River
              Company. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on
              Form 10-K for the year ended December 31, 1993 (File No. 0-14292).
     10.11   Agreement dated February 24, 1994 between GTS Duratek, Inc. and the University of Chicago
              (Operator of Argonne National Laboratory). Incorporated herein by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (File No.
              0-14292).
     10.12   Agreement dated September 15, 1994 between DuraChem Limited Partnership, a Maryland limited partnership, by and among CNSI Sub, Inc. and GTSD Sub, Inc. as the General Partners, and
              Chemical Waste Management, Inc. and GTS Duratek, Inc. as the Limited Partners. Incorporated
              herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14292).
     10.13   Teaming Agreement by and between GTS Duratek, Inc. and BNFL, Inc. dated November 7, 1995.
              Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

EXHIBIT NO.                                                                                                        PAGE
-----------                                                                                                     -----------
     10.14   Sublicense Agreement by and between GTS Duratek, Inc. and BNFL dated November 7, 1995.
              Incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form
              10-Q for the quarter ended September 30, 1995 (File No. 0-14292).
     10.15   Stock Purchase Agreement by and among Bird Environmental Gulf Coast, Inc., Bird Environmental
              Technologies, Inc., Bird Corporation, GTS Duratek, Inc. and GTSD Sub II, Inc. dated as of
              November 29, 1995. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's
              Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).
     10.16   Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc., GTS Duratek, Inc., GTSD
              Sub II, Inc., Jim S. Hogan, Mark B. Hogan, Barry K. Hogan and Sam J. Lucas III dated November
              29, 1995. Incorporated herein by reference to Exhibit (c)(3) of the Registrant's Current Report
              on Form 8-K filed on December 11, 1995 (File No. 0-14292).
     10.17   Technology License Agreement by and among GTS Duratek, Inc., Bird Environmental Gulf Coast, Inc.
              and Jim S. Hogan dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(4) of the Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).
        21   Subsidiaries of the Registrant (filed herewith).
        23   Consent of KPMG Peat Marwick LLP (filed herewith).
        27   Financial Data Schedule.