Form 10-Q
period 1996-03-31
GTS DURATEK INC
filed 1996-05-15
CIK 785186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                   FORM 10-Q

     /X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1996 OR

     __/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
          _____________

                         Commission File Number 0-14292

                                GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2476180
(State or other jurisdiction of            (I.R.S. Employer  Identification No.)
incorporation  or   organization)

8955  Guilford  Road,  Suite  200, Columbia, Maryland                      21046
(Address of principal executive offices)                              (Zip Code)

Registrant's  telephone  number,  including  area  code:  (410)312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1996:

  Common Stock, par value $0.01 per share                      12,357,673 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

Part I  Financial Information                                              Page

Item 1. Financial Statements

        Consolidated  Condensed Balance Sheets
          as of March 31, 1996 and December 31,1995.......................  1

        Consolidated    Condensed Statements of Operations for the
          Three  Months  Ended  March  31,  1996  and 1995................  2

        Consolidated Condensed Statement  of Changes in  Stockholders'
          Equity for the Three Months Ended March 31, 1996................  3

        Consolidated Condensed Statements of Cash Flows for the
          Three Months Ended March 31, 1996 and 1995......................  4

        Notes to Consolidated Financial Statements........................  5

Item 2. Management's  Discussion and Analysis of Financial Condition
          and Results of Operations.......................................  6

        Qualification Relating to Financial Information...................  8

Part II Other Information

Item 5. Other Information.................................................  9

Item 6. Exhibits and Reports on Form 8-K..................................  9

        Signatures........................................................  10

Part I  Financial  Information
Item 1. Financial  Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       March 31     December 31
                                                        1996            1995
                                                        ----            ----
                                    ASSETS           (unaudited)         *
Current  assets:
  Cash and cash equivalents.......................  $ 7,140,946     $11,396,008
  Receivables,net.................................    9,705,094       9,321,513
  Costs and  estimated  earnings in excess of
    billings on uncompleted contracts.............    8,316,428       7,707,434
  Inventories.....................................      284,949         274,859
  Prepaid expenses and other current assets.......      535,287          79,686
                                                        -------          ------
     Total current assets.........................   25,982,704      28,779,500

Property, plant and equipment, net................    5,933,619       3,541,462
Investments in and advances to joint ventures, net    4,438,700       4,059,078
Intangibles, net..................................      530,920         553,517
Deferred charges and other assets.................    2,091,287       1,726,270
                                                      ---------       ---------

                                                    $38,977,230     $38,659,827
                                                    ===========     ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
   and obligations under capital leases...........  $  371,151       $  470,709
  Accounts  payable and accrued  expenses.........   3,558,338        4,194,713
                                                     ---------        ---------
   Total current liabilities......................   3,929,489        4,665,422

Long-term debt and obligations under capital
 leases...........................................     271,703           36,000
Convertible debenture.............................  10,230,747       10,086,931
                                                    ----------       ----------
   Total liabilities.............................   14,431,939       14,788,353
                                                    ----------       ----------
Minority interest of subsidiary...................       -                5,610
                                                    ----------       ----------
Redeemable preferred stock
 (Liquidation value $16,320,000)..................  14,663,601       14,608,890
                                                    ----------       ----------

Stockholders'  equity:
 Common stock.....................................      96,513           94,758
 Capital in  excess of par value..................  19,409,975       18,912,751
 Deficit..........................................  (9,453,021)      (9,578,758)
 Treasury stock, at cost..........................    (171,777)        (171,777)
                                                      --------         --------
   Total stockholders' equity.....................   9,881,690        9,256,974
                                                     ---------        ---------
                                                   $38,977,230      $38,659,827
                                                   ===========      ===========

* The Consolidated Condensed Balance Sheet as of December 31, 1995 has been derived from the Company's audited Consolidated Balance Sheet as of that date.



                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                   Three months ended March 31,
                                                       1996            1995
Revenues.......................................   $10,336,235       $ 9,535,752

Cost of revenues...............................     7,605,184         7,779,011
                                                    ---------         ---------

Gross profit...................................     2,731,051         1,756,741

Selling, general and administrative expenses...     1,930,680         1,327,539
                                                    ---------         ---------
Income from operations.........................       800,371           429,202

Interest expense, net..........................        43,827            16,715
                                                       ------            ------

Income  before income taxes and proportionate
 share of loss of joint venture................       756,544           412,487

Income taxes...................................       210,261            41,249
                                                      -------            ------

Income before proportionate share of
  loss of joint venture........................       546,283           371,238

Proportionate share of loss of joint venture...       (45,834)          (78,932)
                                                      -------           -------
Net income.....................................    $  500,449         $ 292,306
                                                   ==========         =========

Net income per share...........................    $      .01         $     .00
                                                   ==========         =========
Weighted number of common shares outstanding
  and common stock equivalents.................    12,048,951         9,308,747
                                                   ==========         =========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        Three Months Ended March 31, 1996

                                  (Unaudited)


                               Common Stock       Capital in                              Total
                                                  Excess of               Treasury    Stockholders'
                              Shares    Amount    Par Value     Deficit     Stock       Equity

Balance, December 31, 1995  9,475,878  $ 94,758  $18,912,751  $(9,578,758) $(171,777)  $9,256.974

Net Income                                                        500,449                 500,449

Exercise of options and      175,450     1,755      497,224                              498,979
warrants

Preferred dividends                                              (320,000)               (320,000)

Accretion of redeemable                                           (54,712)                (54,712)
preferred stock             -------     -------     -------       -------    -------      -------

Balamce, March 31, 1996   9,651,328   $ 96,513  $19,409,975   $(9,453,021) $(171,777)  $9,881,690
                          =========   ========  ===========   ===========  =========   ==========


                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                   Three months ended March 31,
                                                         1996            1995

Cash flows from operations:
Net income.........................................   $   500,449    $  292,306
Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
  Depreciation and amortization....................       163,086       153,751
  Proportionate share of loss of joint venture.....        45,834        78,932
  Changes in operating items:
    Receivables....................................      (630,208)      (99,800)
    Cost in excess of billings.....................      (608,994)    1,695,245
    Inventories....................................       (10,090)       (7,779)
    Accounts payables and accrued expenses.........      (768,681)   (1,896,602)
    Other operating items..........................      (309,330)     (128,412)
                                                         --------      --------
      Net cash provided (used) by operations.......    (1,617,934)       87,641
                                                       ----------        ------

Cash flows from investing activities:
  Additions to property, plant and equipment, net..    (2,106,955)      (90,973)
  Advances to joint ventures.......................      (425,458)     (449,537)
  Acquisition of Anaytica Resources, Inc.,
    net of cash acquired...........................      (278,446)         -
  Other............................................       107,418        (3,379)
                                                          -------        ------
    Net cash used by investing activities..........    (2,703,441)     (543,889)
                                                       ----------      --------
Cash flows from financing activities:
  Net repayment of short-term borrowings...........         -        (7,630,512)
  Reduction of long-term debt and capital
    lease obligations..............................      (170,670)     (175,343)
  Proceeds from issuance of common stock...........       498,979          -
  Proceeds from issuance of redeemable
    preferred stock................................          -       14,425,526
  Payment of preferred stock dividends.............      (320,000)         -
  Proceeds from issuance of stock option...........          -          280,000
  Other............................................        58,004          -
                                                           ------     ---------
    Net cash provided by financing activities......        66,313     6,899,671
                                                           ------     ---------

Net change in cash and cash equivalents............    (4,255,062)    6,443,423
Cash and cash equivalents at beginning of period...    11,396,008          -
                                                       ----------    ----------
Cash and cash equivalens at end of period..........   $ 7,140,946   $ 6,443,423
                                                      -----------   -----------

Cash paid for:
  Interest.........................................   $    25,364   $    98,923
                                                      ===========   ===========
  Income taxes.....................................   $     1,128   $      -
                                                      ===========   =======


Supplememtal cash flow information:
  Equipment acquired under capital lease
    arrangement...................................    $   291,961   $      -
                                                      ===========   =======

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.Principles of consolidation

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

2.  Inventories

          Inventories,   consisting  of  material,   labor  and  overhead,   are
     classified as follows:

                                                   March 31,      December 31,
                                                     1996             1995

Raw materials...............................       $  35,215         $36,256
Finished goods..............................         249,734         238,603
                                                     -------         -------
                                                    $284,949        $274,859
                                                    ========        ========

3. Offering

     On April 26, 1996, the Company completed a public offering of 2,500,000 shares of Common Stock sold by the Company and 1,100,000 shares of Common Stock sold by certain shareholders. The shares were sold to the public at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business.

4. Acquisition of Analytical Resources, Inc.

     In January 1996, the Company acquired 100% of the outstanding capital stock of Analytical Resources, Inc. ("ARI"), a privately held radioactive waste management and environmental safety and health consulting firm. The acquisition of ARI was accounted for using the purchase method of accounting. The purchase price of approximately $300,000 was equal to the estimated fair value of the net tangible assets acquired as of January 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                       GTS DURATEK, INC. AND SUBSIDIARIES

Overview

     GTS Duratek has historically derived substantially all of its revenues from technical support services to government agencies, electric utilities, industrial facilities and commercial businesses. Technical support services are generally provided pursuant to multi-year time-and materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     Historically, the Company's waste treatment revenues have been generated from projects in which the Company acts as a subcontractor for the Department of Energy ("DOE") pursuant to fixed-price and cost-plus-fixed-fee contracts. Revenues are recognized on the percentage-of-completion method as costs are incurred as measured by the cost-to-cost method.

     The Company's results of operations are significantly affected by the timing of the award of contracts and the timing and performance on contracts. These factors directly affect the Company's pre-tax income and net income. The quarter-to-quarter results continue to be affected by the Company's electric utility customers scheduling of nuclear power plant outages causing the demand for these services to often shift between quarters. Accordingly, results of operations for the quarter and quarter-to-quarter comparisons may not be as meaningful comparisons over longer periods.

Results of  Operations

     Revenues increased by $800,000 or 8.4% from $9.5 million in the first quarter of 1995 as compared to $10.3 million for the first quarter of 1996. The increase was attributable to an increase in revenues from waste treatment projects and teaming fees of $1.9 million partially offset by a decrease in technical support services revenues of $1.1 million. The most significant waste treatment project is the Savannah River M-Area project. Under this three-year $14.1 million contract, the Company has constructed a vitrification facility at the Savannah River site in South Carolina to convert approximately 90,000 cubic feet of mixed waste to stable glass. Revenues from this contract were $1.8 million for the first quarter of 1996 as compared to $600,000 for the same period in 1995. Revenues for the first quarter of 1996 also included a $1.0 million teaming fee received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on a DOE waste treatment project in Idaho. The decline in revenues in technical support services was the result of fewer power plant outages being scheduled in the first quarter of 1996 as compared to the same period in 1995.

     Gross profit increased by $1.0 million or 55.5%, from $1.7 million in the first quarter of 1995 to $2.7 million in the first quarter of 1996, principally as a result of the teaming fee from BNFL. As a percentage of revenues, gross profit increased from 18.4% for the first quarter of 1995 to 26.4% for the same period in 1996, primarily the result of the BNFL fee. The gross profit percentage from waste treatment projects was lower in the first quarter of 1996 as compared to the same period in 1995 principally due to the project mix. The gross profit percentage from technical support services was unchanged for the first quarter of 1996 as compared to the same period in 1995.

     Selling, general and administrative expenses increased by $600,000 or 45.4% from the first quarter of 1995 as compared to the first quarter of 1996. As a percentage of revenues, selling general and administrative expenses increased from 13.9% in the first quarter of 1995 to 18.7% for the same period in 1996. The increase was principally the result of higher operating costs for waste treatment projects for the DOE as well as pre-operating costs for the DuraTherm commercial waste treatment project which had not commenced operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

     Interest expense, net increased by $27,000 for the first quarter of 1996 as compared to the same period in 1995. The increase was principally the result of interest expense on the convertible debenture held by BNFL, partially offset by the interest income from the net proceeds of convertible preferred stock issuance.

     The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek Environmental, Inc. ("Vitritek"), decreased from $79,000 for the first quarter of 1995 as compared to $46,000 for the same period in 1996. The decrease was the result of limited business activity of the joint venture.

Liquidity and capital resources

     On April 26, 1996, the Company completed a public offering of 2,500,000 shares of Common Stock sold by the Company and 1,100,000 shares of Common Stock sold by certain shareholders. The shares were sold to the public at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business.

     During the three months ended March 31, 1996, the Company used $3.3 million of cash in investing activities principally related to equipment acquired for improvements to the Company's DuraTherm facility in San Leon, Texas, and additional investment in DuraChem.

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of account receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's prime interest rate plus 1%. At March 31, 1996, no borrowings were outstanding and the Company had available borrowings of $4.9 million.

     The Company believes cash flows from operations, cash resources, the net proceeds of the public offering and, if necessary, borrowings under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000.

Item 2. Qualification  Relating to Financial  Information

                       GTS DURATEK, INC. AND SUBSIDIARIES

     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1996 interim period are not necessarily indicative of results to be expected for the entire year.

Part II  Other  Information

                       GTS DURATEK, INC. AND SUBSIDIARIES

Item  5.  Other  Information.

     In response to the safe harbor provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission, including the discussion of Risk Factors contained in the Company's Registration Statement on Form S-2 (File No. 333-01805) which became effective on April 22, 1996, to which reference is hereby made.

     The Company experienced significant growth in waste treatment project revenues during 1995 and through the first quarter of 1996. Net income in 1995 and the first quarter of 1996 was also significantly greater than in 1994 and the first quarter of 1995, respectively. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies, particularly vitrification and thermal desorption, in the governmental and commercial sectors; the evaluation by DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL; and the Company' ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies. In addition, the Company's future operating results are largely dependent upon the timing and awarding of future contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concern over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues, and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

Item 6.  Exhibits  and Reports on Form 8-K

          a.       Exhibits

                   See accompanying  Index to  Exhibits

          b.       Reports

                   None.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 March 31, 1996

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                GTS DURATEK, INC.

Dated:  May 13, 1996                    BY:  /s/ Robert F. Shawver
                                             Robert F. Shawver
                                             Executive Vice President and
                                             Chief Financial Officer


Dated: May 13, 1996                     BY:  /s/Craig T. Bartlett
                                             Craig T. Bartlett
                                             Controller and Principal
                                             Accounting Officer

                                 Exhibits Index

3.1 Amended and Restated Certificate of Incorporation of the Registrant (filed herewith)

3.2     By-Laws of the Registrant.  Incorporated  herein by reference to Exhibit
        3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.

4.1` Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2     Stock  Purchase  Agreement  among  Carlyle  Partners II,  L.P.,  Carlyle
        International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P.and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292).

4.5 Convertible Debenture issued by GTS Duratek, Inc., General Technical Services, Inc. and GTS Instrument Services Incorporated to BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit
        10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.1 1984 Duratek Corporation Stock Option Plan, as Amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

10.2 Asset Purchase Agreement dated August 20, 1990 between Chem-Nuclear Systems, Inc. and Duratek Corporation. Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-K filed on August 20, 1990. (File No. 0-14292)

10.3 Loan and Security Agreement dated February 9, 1993 between The Bank of Baltimore and GTS Duratek, Inc., General Technical Service, Inc., and GTS Instrument Services, Inc. Incorporated herein by reference to
        Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993. (File No. 0-14292)

10.4 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.5 Purchase Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated October 15, 1993. (File No. 0-14292)

10.6 Warrant Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated October 15, 1993. (File No. 0-14292)

10.7 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Jack J. Spitzer. Incorporated herein by reference to Exhibit 1 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.8 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Joseph H. Domberger. Incorporated by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.9 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.10 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated by reference to
        Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)

10.11 Agreement dated February 24, 1994 between GTS Duratek, Inc. and the University of Chicago (Operator of Argonne National Laboratory). Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)

10.12 Agreement dated September 15, 1994 between DuraChem Limited Partnership a Maryland Limited Partnership, by and among CNSI Sub, Inc. and GTSD Sub, Inc. as the General Partners, and Chemical Waste Management, Inc. and GTS Duratek, Inc. as the Limited Partners. Incorporated herein by reference to Exhibit 10-19 of the Registrants Annual Report on 10-K for the year ended December 31, 1994 (File No. 0-14292)

10.13 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.14 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit
        10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.15 Stock Purchase Agreement by and among Bird Environmental Gulf Coast, Inc., Bird Environmental Technologies, Inc., Bird Corporation, GTS Duratek, Inc. and GTSD Sub II, Inc. dated as of November 29, 1995. Incorporated herein by reference to Exhibit (c)(2) of Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).

10.16 Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc. GTS Duratek, Inc., GTSD Sub II, Inc., Jim S. Hogan, Mark B. Hogan, Barry
        K. Hogan and Sam J. Lucas III dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(3) of the Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).

10.17 Technology License Agreement by and among GTS Duratek, Inc., Bird Environmental Gulf Coast, Inc. and Jim S. Hogan dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(4) of the Registrant's Current Report on Form 8-K filed on December 11, 1995. (File No. 0-14292).

11.1 GTS Duratek Inc., and Subsidiaries, Computation of Earnings Per Share for the three months ended March 31, 1996. (filed herewith)

27      Financial Data Schedule. (filed herewith)