Form 10-K/A
period 1995-12-31
GTS DURATEK INC
filed 1996-07-10
CIK 785186

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20552
                               -------------------

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995



|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ______________


                         Commission File Number 0-14292

                                GTS DURATEK, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)
                 Delaware                            22-2476180
                 --------                            ----------
   (State or other jurisdiction of        I.R.S. Employer Identification Number)
    of incorporation or organization)

8955 Guilford Road, Suite 200, Columbia, Maryland                      21046
- -------------------------------------------------                      -----
   (Address of principal executive offices)                        (Zip code)
Registrant's telephone number, including area code:  (410) 312-5100


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

               Yes       |X|                              No       |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

As of March 18, 1996, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $70,282,498 based on the average closing price of the Common Stock as reported on Nasdaq Stock Market's National Market on March 18, 1996.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the most recent practicable date.

             Class                            Outstanding at March 18 , 1996
             -----                           ------------------------------
   Common Stock, par value $0.01 per share            9,585,653 shares

- -------------------------------------------------------------------------------
Documents Incorporated by Reference:

         Part III - Proxy Statement for 1996 Annual Meeting of Stockholders

     This Form 10-K/A Amendment No. 1 is filed to amend Exhibit 23 of Item 14 of the Annual Report on Form 10-K filed by GTS Duratek, Inc. on March 19, 1996.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


     23 Consent of KPMG Peat Marwick LLP (filed herewith).

     (c) The following is a list of exhibits filed herewith.

Exhibit No.          Document                     Sequentially Numbered Page
- -----------          --------                     --------------------------


   23         Consent of KPMG Peat Marwick LLP

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GTS DURATEK, INC.

Dated:   July 10, 1996

                                   By:  /s/ Robert E. Prince
                                         -------------------------
                                         Robert E. Prince
                                         President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                   Principal Executive Officer:


July 10, 1996                       /s/ Robert E. Prince
                                   -------------------------
                                   Robert E. Prince
                                   President and Chief Executive Officer

                                   Principal Financial Officer:


July 10, 1996                      /s/ Robert F. Shawver
                                   -------------------------
                                   Robert F. Shawver
                                   Executive Vice President and Chief
                                   Financial Officer


                                   Principal Accounting Officer:


July 10, 1996                      /s/ Craig T. Bartlett
                                   -------------------------
                                   Craig T. Bartlett
                                   Controller and Treasurer

                                   A Majority of the Board
                                   of Directors:


July 10, 1996                      /s/ Daniel A. D'Aniello
                                   -------------------------
                                   Daniel A. D'Aniello


July 10, 1996                      /s/ William E. Conway, Jr.
                                   -------------------------
                                   William E. Conway


July 10, 1996                      /s/ Jerome I. Feldman
                                   -------------------------
                                   Jerome I. Feldman


July 10, 1996                      /s/ Steven J. Gilbert
                                   -------------------------
                                   Steven J. Gilbert


July 10, 1996                      /s/ Martin M. Pollak
                                   -------------------------
                                   Martin M. Pollak


July 10, 1996                      /s/ Robert E. Prince
                                   -------------------------
                                   Robert E. Prince


July 10, 1996                      /s/ Earle C. Williams
                                   -------------------------
                                   Earle C. Williams

                                   Exhibit 23

                         CONSENT OF INDEPENDENT AUDITORS




The Board of Directors
GTS Duratek, Inc.:


     We consent to incorporation by reference in the registration statements on Form S-8 (No. 33-5878), Form S-8 (No. 33-60075) and Form S-2 (No. 33-71208) of
GTS Duratek, Inc. of our report dated March 1, 1996, relating to the consolidated balance sheets of GTS Duratek, Inc. and subsidiaries as of December 31, 1994 and 1995 and the related consolidated statements of operations, stockholders' equity, and cash flows and related schedule for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of GTS Duratek, Inc.



                                          /s/ KPMG Peat Marwick LLP


Baltimore, Maryland
March 18, 1996