Form 10-Q
period 1996-06-30
GTS DURATEK INC
filed 1996-08-08
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-Q
 __
/X/  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 --  Exchange Act of 1934
     For the Quarter Ended June 30, 1996
                                      OR

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to _____________


                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                                            22-2476180
- --------                                                            ----------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

8955 Guilford Road, Suite 200, Columbia, Maryland                     21046
- -------------------------------------------------                   ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number,including area code: (410) 312-5100



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

Number of shares outstanding of each of the issuer's classes of common stock as of August 1, 1996:


     Common Stock, par value $0.01 per share      12,448,243 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE
                                                                           ----
Part I      Financial Information
- ------

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets
               as of June 30, 1996 and December 31, 1995..................  1

            Consolidated Condensed Statements of Operations
               for the Three and Six Months Ended June 30, 1996 and 1995..  2

            Consolidated Condensed  Statement of Changes in Stockholders'
               Equity for the Six Months Ended June 30, 1996..............  3

            Consolidated Condensed Statements of Cash Flows
               for the Six Months Ended June 30, 1996 and 1995............  4

            Notes to Consolidated Financial Statements....................  5

Item 2.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  6

            Qualification Relating to Financial Information...............  9


Part II     Other Information
- -------

Item 4.     Submission of Matters to a Vote of Security Holders...........  10

Item 6.     Exhibits and Reports on Form 8-K..............................  11

            Signatures....................................................  12

Part I   Financial Information
- ------
Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         1996         1995
                                                     -----------   -------------
                           ASSETS                    (unaudited)        *
Current assets:
 Cash and cash equivalents........................   $49,495,188   $11,396,008
 Receivables, net.................................     8,420,301     9,321,513
 Costs and estimated earnings in excess of
   billings on uncompleted contracts..............     9,721,705     7,707,434
 Inventories......................................       279,165       274,859
 Prepaid expenses and other current assets........       523,042        79,686
                                                     -----------   -----------

    Total current assets..........................    68,439,401    28,779,500
                                                     -----------   -----------

Property, plant and equipment, net................     6,998,743     3,541,462
Investments in and advances to joint venture, net.     5,148,356     4,059,078
Intangibles, net..................................       508,404       553,517
Deferred charges and other assets.................     1,593,018     1,726,270
                                                     -----------   -----------

                                                     $82,687,922   $38,659,827
                                                     ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt
  and obligations under capital leases............   $    53,996   $   470,709
 Accounts payable and accrued expenses............     3,694,623     4,194,713
                                                     -----------   -----------

    Total current liabilities.....................     3,748,619     4,665,422

Long-term debt and obligations under capital lease       234,290        36,000
Convertible debenture.............................    10,372,181    10,086,931
                                                     -----------   -----------

    Total liabilities.............................    14,355,090    14,788,353
                                                     -----------   -----------

Minority interest of subsidiary...................             -         5,610
                                                     -----------   -----------

Redeemable convertible preferred stock
 (Liquidation value $16,320,000)..................    14,718,517    14,608,890
                                                     -----------   -----------

Stockholders' equity:
 Common stock.....................................       123,364        94,758
 Capital in excess of par value...................    62,974,273    18,912,751
 Deficit..........................................    (9,311,545)   (9,578,758)
 Treasury stock, at cost..........................      (171,777)     (171,777)
                                                     -----------   -----------
   Total stockholders' equity.....................    53,614,315     9,256,974
                                                     -----------   -----------

                                                     $82,687,922   $38,659,827
                                                     ===========   ===========


* The Consolidated Condensed Balance Sheet as of December 31, 1995 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                             --------------              --------------

                                            1996         1995         1996          1995
                                        -----------   ----------   -----------   -----------
Revenues..............................  $11,645,105   $9,985,641   $21,981,340   $19,521,393
Cost of revenues......................    9,176,745    8,139,966    16,781,929    15,918,977
                                        -----------   ----------   -----------   -----------

Gross profit..........................    2,468,360    1,845,675     5,199,411     3,602,416

Selling, general and
  administrative expenses.............    2,064,712    1,397,890     3,995,392     2,725,429
                                        -----------   ----------   -----------   -----------

Income from operations................      403,648      447,785     1,204,019       876,987

Interest income, net..................      308,834       42,630       265,007        25,915
                                        -----------   ----------   -----------   -----------

Income before income taxes and
  proportionate share of loss of
  joint venture.......................      712,482      490,415     1,469,026       902,902

Income taxes..........................      156,527       48,966       366,788        90,215
                                        -----------   ----------   -----------   -----------

Income before proportionate share of
  loss of joint venture...............      555,955      441,449     1,102,238       812,687

Proportionate share of loss of joint
  venture.............................      (39,564)     (53,378)      (85,398)     (132,310)
                                        -----------   ----------   -----------   -----------

Net income............................  $   516,391   $  388,071   $ 1,016,840   $   680,377
                                        ===========   ==========   ===========   ===========

Net income per share..................  $       .01   $      .00   $       .02   $       .00
                                        ===========   ==========   ===========   ===========

Weighted number of common shares
  outstanding and common stock
  equivalents.........................   14,183,281    8,720,797    13,116,116     8,705,144
                                        ===========   ==========   ===========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         Six Months Ended June 30, 1996

                                  (Unaudited)

                                  Common Stock
                                  ------------        Capital in                                  Total
                                                      Excess of                    Treasury    Stockholders'
                              Shares        Amount    Par Value       Deficit        Stock        Equity
                              ------        ------    ----------      -------      --------    -------------

Balance, December 31, 1995     9,475,878   $ 94,758  $18,912,751   $(9,578,758)  $(171,777)  $ 9,256,974

Net Income                                                           1,016,840                 1,016,840

Preferred dividends                                                   (640,000)                 (640,000)

Exercise of options and
 warrants                        360,583      3,606      933,412                                 937,018

Accretion of redeemable
 preferred stock                                                      (109,627)                 (109,627)

Issuance of common stock
  in exchange for cash         2,500,000     25,000   43,128,110                              43,153,110
                              ----------   --------  -----------   -----------   ---------   -----------

Balance, June 30, 1996        12,336,461   $123,364  $62,974,273   $(9,311,545)  $(171,777)  $53,614,315
                              ==========   ========  ===========   ===========   =========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                      Six months ended June 30,
                                                     --------------------------
                                                         1996          1995
                                                     ------------  ------------
Cash flows from operations:
Net income.........................................  $ 1,016,840   $   680,377
Adjustments to reconcile net income to
  net cash used in operating activities:
  Depreciation and amortization....................      235,373       302,692
  Accured interest on convertible debenture........      285,250             -
  Proportionate share of loss of joint venture.....       85,398       132,310
  Changes in operating items:
    Receivables....................................      655,666       (18,796)
    Cost in excess of billings.....................   (2,014,271)     (161,118)
    Inventories....................................       (4,306)       37,001
    Accounts payables and accrued expenses.........     (574,392)   (1,098,452)
    Other operating items..........................     (440,903)      (79,276)
                                                     -----------   -----------
      Net cash used in operating activities........     (755,345)     (205,262)
                                                     -----------   -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net .   (3,113,317)     (179,361)
  Advances to joint venture........................   (1,174,676)     (957,955)
  Acquistion of Analytical Resources, Inc.,
   net of cash acquired............................     (278,446)            -
  Other............................................      475,889       (17,777)
                                                     -----------   -----------
      Net cash used in investing activities........   (4,090,550)   (1,155,093)
                                                     -----------   -----------

Cash flows from financing activities:
  Net repayment of short-term borrowings...........            -    (7,630,512)
  Reduction of long-term debt and capital lease
   obligations.....................................     (505,053)     (350,686)
  Proceeds from issuance of common stock...........   44,090,128       124,240
  Proceeds from issuance of redeemable preferred
   stock...........................................            -    14,410,027
  Payment of preferred stock dividends.............     (640,000)     (235,200)
  Proceeds from issuance of stock option...........            -       280,000
  Other............................................            -
                                                     -----------   -----------

    Net cash provided by financing activities......   42,945,075     6,597,869
                                                     -----------   -----------

Net change in cash and cash equivalents............   38,099,180
  Cash and cash equivalents at beginning of period.   11,396,008             -
                                                     -----------   -----------
  Cash and cash equivalents at end of period.......  $49,495,188   $ 5,237,514
                                                     -----------   -----------

Cash paid for:
  Interest.........................................  $    27,976   $   136,129
                                                     ===========   ===========
  Income taxes.....................................  $   252,040   $     9,741
                                                     ===========   ===========

Supplemental cash flow information:
  Equipment acquired under capital lease arrangment  $   271,777   $         -
                                                     ===========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



1.   Principles of consolidation

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

2.   Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:


                                    June 30,  December 31,
                                      1996        1995
                                    --------  ------------

Raw materials.....................  $ 42,759      $ 36,256
Finished goods....................   236,406       238,603
                                    --------      --------
                                    $279,165      $274,859
                                    ========      ========

3.   Offering

     On April 26, 1996, the Company sold 2,500,000 shares of its common stock and certain of the Company's stockholders sold 1,100,000 shares of the Company's common stock in a secondary pubic offering at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business.

4.   Net income per share

     The net income per share for 1996 and 1995 was computed by dividing the net income applicable to common stock, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. For the three and six months ended June 30, 1995 the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income per share. As the Company has issued options and warrants which exceed 20% of the common stock outstanding, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the three and six months ended June 30, 1996, the common stock equivalents were deemed to be dilutive and are included in the weighted average number of shares used in determining net income per share. The fully diluted effect of the Company's convertible securities was deemed to be anti-dilutive for all periods presented.

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


Results of Operations

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996.

     Revenues increased by $1.7 million or 16.6% from $9.9 million in 1995 to $11.6 million in 1996. The increase was primarily attributable to $1.1 million in revenues from the DuraTherm commercial waste treatment facility which commenced operations May 1, 1996, and a $800,000 increase in technical support services revenues. The increase in revenues in technical support services was the result of more power plant outages being scheduled in the second quarter of 1996 as compared to the same period in 1995. Revenues from waste treatment projects decreased $200,000 from 1995 to 1996. The most significant waste treatment project is the Savannah River M-Area project. Under this three-year $14.1 million contract, the Company has constructed a vitrification facility at the Savannah River site in South Carolina to convert approximately 90,000 cubic feet of mixed waste to stable glass. Revenues from this contract were $1.5 million for the second quarter of 1996 as compared to $1.3 million for the same period in 1995.

     Gross profit increased by $600,000 or 33.7% from $1.8 million in 1995 to $2.4 million in 1996. Approximately $250,000 of the increase in gross profit was attributable to the DuraTherm facility mentioned above and the remainder of the increase was the result of higher gross profits achieved on DOE waste treatment projects. Gross profits from technical support services remained stable from 1995 to 1996. As a percentage of revenues, gross profit increased from 18.5% in 1995 to 21.2% in 1996. The increase resulted from higher gross profits achieved on waste treatment projects which generally have a higher gross profit than technical support services.

     Selling, general and administrative expenses increased by $700,000 or 47.7% from $1.4 million in 1995 to $2.1 million in 1996. As a percentage of revenues, selling general and administrative expenses increased from 14.0% in 1995 to 17.7% in 1996. The increase was principally the result of higher operating costs for DOE waste treatment projects, costs incurred to develop and expand this business, and operating costs for the DuraTherm facility which began operations May 1, 1996.

     Interest income, net increased by approximately $270,000 from 1995 to 1996. The increase was principally the result of interest income from the net proceeds of the public stock offering.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES


Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996.

     Revenues increased by $2.5 million or 12.6% from $19.5 million in 1995 to $22.0 million in 1996. The increase was primarily attributable to an increase in revenues from DOE and commercial waste treatment projects of $1.9 million and a teaming fee of $1.0 million, partially offset by a decrease in technical support services of $400,000. The increase in revenues include $1.1 million from the DuraTherm commercial waste treatment facility mentioned above and a $1.0 million teaming fee received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on a DOE waste treatment project in Idaho. The decline in revenues in technical support services was the result of reduced demand for training and consulting services to commercial nuclear power plants as compared to the same period in 1995.

     Gross profit increased by $1.6 million or 44.3% from $3.6 million in 1995 to $5.2 million in 1996. The teaming fee from BNFL represented approximately $1.0 million of the increase. The remaining $600,000 of the increase was the result of an increase in gross profit from DOE and commercial waste treatment projects. As a percentage of revenues, gross profit increased from 18.5% in 1995 to 23.7% in 1996. The gross profit percentage from waste treatment projects was lower in 1995 as compared to 1996 principally as a result of the Company's project mix. The gross profit percentage from technical support services was comparable from 1995 to 1996.

     Selling, general and administrative expenses increased by $1.3 million or 46.6% from $2.7 million in 1995 to $4.0 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased from 14.0% in 1995 to 18.2% in 1996. The increase was principally the result of higher operating costs for waste treatment projects for the DOE and commercial projects, costs incurred to develop and expand this business, as well as pre-operating costs for the DuraTherm waste treatment facility.

     Interest income, net increased by approximately $240,000 from 1995 to 1996. The increase was principally the result of interest income from the net proceeds of the public stock offering partially offset by interest expense on the convertible debenture held by BNFL.

Liquidity and capital resources

     On April 26, 1996, the Company sold 2,500,000 shares of its common stock and certain of the Company's stockholders sold 1,100,000 shares of the Company's common stock in a secondary pubic offering at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business.

     During the six months ended June 30, 1996, The Company used $4.1 million of cash in investing activities principally related to equipment acquired for improvements to the DuraTherm facility and additional investment in DuraChem.

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's LIBOR rate plus 2%. At June 30, 1996, no borrowings were outstanding.

     The Company believes cash flows from operations, cash resources at June 30, 1996, including the net proceeds of the public offering and, if necessary, borrowings under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES


Other items

     Costs and estimated earnings in excess of billings on uncompleted contracts were $9.7 million and $7.7 million at June 30, 1996 and December 31, 1995, respectively. The increase of $2.0 million for the six month period is primarily attributable to the work performed under the Savannah River M-Area project. Such amounts are expected to be billed and collected over the next twelve month period.

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

Part II   Other Information
- -------

                       GTS DURATEK, INC. AND SUBSIDIARIES



Item 4. Submission of Matters to a Vote of Security Holders

        At a special meeting of stockholders held on April 16, 1996, the proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized Common Stock of the Company was adopted by a vote of 6,470,890 for and 99,682 against this proposal.

        At the Annual Meeting of Stockholders held on May 15, 1996 the following matters were voted upon.

        a. Daniel A. D'Aniello, William E. Conway, Jr., Earle C. Williams and Steven J. Gilbert were elected to serve as directors of the Company by the preferred stockholders for a one-year term. Jerome I. Feldman, Martin M. Pollak, and Robert E. Prince were elected to serve as directors of the Company for a one-year term by the Common Stockholders.

        b. The proposal to approve the amendments to the Company's Stock Option Plan was adopted by a vote of 6,245,666 for, and 480,185 against this proposal.

        c. The proposal to reappoint KPMG Peat Marwick LLP as auditors was adopted by a vote of 8,547,627 for, and 34,991 against this proposal.


Item 5. Other Information.

        In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission, including the discussion of "Risk Factors" contained in the Company's Registration Statement on Form S-2 (File No. 333-01805) which became effective on April 22, 1996, to which reference is hereby made.

        The Company experienced significant growth in waste treatment project revenues during 1995 and through the first half of 1996. Net income in 1995 and the first half of 1996 was also significantly greater than in 1995 and the first half of 1995, respectively. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies, particularly vitrification and thermal desorption, in the governmental and commercial sectors; the evaluation by DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL; and the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies. In addition, the Company's future operating results are largely dependent upon the timing and awarding of future contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concern over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues, and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

Part II   Other Information
- -------

                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a.     Exhibits
                 --------

                 See accompanying Index to Exhibits



          b.     Reports
                 -------

                 None.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 June 30, 1996

                                   SIGNATURES
                                   ----------



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.



Dated:  August 6, 1996                     BY: /s/ Robert F. Shawver
                                               ----------------------------
                                               Robert F. Shawver
                                               Executive Vice President and
                                               Chief Financial Officer



Dated:  August 6, 1996                     BY: /s/ Craig T. Bartlett
                                               -----------------------------
                                               Craig T. Bartlett
                                               Controller and Principal
                                               Accounting Officer

                                 Exhibit Index

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)

3.2     By-Laws of the Registrant. Incorporated herein by reference to Exhibit
        3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.

4.1 Certificate of Designation of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2 Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.5 Convertible Debenture issued by GTS Duratek, Inc., General Technical Services, Inc., and GTS Instrument Services Incorporated to BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit
        10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292)

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

10.4 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarqua de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.5 Purchase Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated October 15, 1993. (File No. 0-14292)

10.6 Warrant Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated October 15, 1993. (File No. 0-14292)

10.7 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Jack J. Spitzer. Incorporated herein by reference to Exhibit 1 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.8 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Joseph H. Domberger. Incorporated by reference to Exhibit 2 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.9 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.10 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated by reference to
        Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)

10.11 Agreement dated February 24, 1994 between GTS Duratek, Inc. and the University of Chicago (Operator of Argonne National Laboratory). Incorporated by reference to Exhibit 10.18 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)

10.12 Agreement dated September 15, 1994 between DuraChem Limited Partnership a Maryland Limited Partnership, by and among CNSI Sub. Inc. and GTSD Sub, Inc. as the General Partners, and Chemical Waste Management, Inc. and GTS Duratek, Inc. as the Limited Partners. Incorporated herein by reference to Exhibit 10-19 of the Registrants Annual Report on 10-K for the year ended December 31, 1994 (File No. 0-14292)

10.13 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.14 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit
        10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.15 Stock Purchase Agreement by and among Bird Environmental Gulf Coast, Inc., Bird Environmental Technologies, Inc., Bird Corporation, GTS Duratek, Inc. and GTSD Sub II, Inc. dated as of November 29, 1995. Incorporated herein by reference to Exhibit (c) (2) of Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).

     10.16 Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc. GTS Duratek, Inc., GTSD Sub II, Inc., Jim S. Hogan, Mark B. Hogan, Barry K. Hogan and Sam J. Lucas III dated November 29, 1995. Incorporated herein by reference to Exhibit (c) (3) of the Registrant's Current Report on Form 8-K filed on December 11, 1995 (File no. 0-14292)

     10.17 Technology License Agreement by and among GTS Duratek, Inc., Bird Environmental Gulf Coast, Inc. and Jim S. Hogan dated November 29, 1995. Incorporated herein by reference to Exhibit (c) (4) of the Registrant's Current Report on Form 8-K filed on December 11, 1995. (File no. 0-14292).

     11.1 GTS Duratek Inc., and Subsidiaries, Computation of Earnings Per Share for the three months and six months ended June 30, 1996. (filed herewith)

     27       Financial Data Schedule.  (filed herewith)