Form 10-Q
period 1996-09-30
GTS DURATEK INC
filed 1996-11-14
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------
                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Quarter Ended September 30, 1996
                                       OR

/_/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____________ to _____________


                         Commission File Number 0-14292


                               GTS DURATEK, INC.
              (Exact name of Registrant as specified in its charter)

Delaware                                                             22-2476180
--------                                                             ----------
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                             Identification No.)

8955 Guilford Road, Suite 200, Columbia, Maryland                      21046
-------------------------------------------------                    ----------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code: (410)312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X    No
                                         ----     ----

Number of shares outstanding of each of the issuer's classes of common stock as of November 1, 1996:


    Common Stock, par value $0.01 per share        12,455,302 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----
PART I   FINANCIAL INFORMATION
------
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
           as of September 30, 1996 and December 31, 1995 .............     1

         Consolidated Condensed Statements of Operations for the Three
           and Nine Months Ended September 30, 1996 and 1995 ..........     2

         Consolidated Condensed Statement of Changes in Stockholders'
           Equity for the Nine Months Ended September 30, 1996 ........     3

         Consolidated Condensed Statements of Cash Flows
           for the Nine Months Ended September 30, 1996 and 1995 ......     4

         Notes to Consolidated Financial Statements ...................     5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations ..................................     6

         Qualification Relating to Financial Information ..............     9

PART II  OTHER INFORMATION
-------
Item 6.  Exhibits and Reports on Form 8-K .............................    11

         Signatures ...................................................    12

PART I   FINANCIAL INFORMATION
------
Item 1.  Financial Statements


                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996            1995
                                                  -------------   ------------
                                                   (UNAUDITED)         *
                                   ASSETS
Current assets:
  Cash and cash equivalents ....................  $46,657,805     $11,396,008
  Receivables, net .............................    9,711,714       9,321,513
  Costs and estimated earnings in excess of
   billings on uncompleted contracts ...........    9,718,810       7,707,434
  Inventories ..................................      432,828         274,859
  Prepaid expenses and other current assets ....      285,685          79,686
                                                  -----------     -----------
      Total current assets .....................   66,806,842      28,779,500
                                                  -----------     -----------
Property, plant and equipment, net .............    7,290,346       3,541,462
Investments in and advances to joint
 venture, net ..................................    6,562,311       4,059,078
Intangibles, net ...............................      482,951         553,517
Deferred charges and other assets ..............    1,586,813       1,726,270
                                                  -----------     -----------
                                                  $82,729,263     $38,659,827
                                                  ===========     ===========


                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and
   obligations under capital leases ............  $    47,747     $   470,709
  Accounts payable and accrued expenses ........    3,464,240       4,194,713
                                                  -----------     -----------
      Total current liabilities ................    3,511,987       4,665,422

Long-term debt and obligations under capital
 lease..........................................      219,560          36,000
Convertible debenture ..........................   10,522,828      10,086,931
                                                  -----------     -----------
      Total liabilities ........................   14,254,375      14,788,353
                                                  -----------     -----------
Minority interest of subsidiary ................           --           5,610
                                                  -----------     -----------
Redeemable convertible preferred stock
 (Liquidation value $16,320,000) ...............   14,773,638      14,608,890
                                                  -----------     -----------
Stockholders' equity:
  Common stock .................................      123,466          94,758
  Capital in excess of par value ...............   63,010,171      18,912,751
  Deficit ......................................   (9,260,610)     (9,578,758)
  Treasury stock, at cost ......................     (171,777)       (171,777)
                                                  -----------     -----------
      Total stockholders' equity ...............   53,701,250       9,256,974
                                                  -----------     -----------
                                                  $82,729,263     $38,659,827
                                                  ===========     ===========


* The Consolidated Condensed Balance Sheet as of December 31, 1995 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                              THREE MONTHS                NINE MONTHS
                          ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                        ------------------------   --------------------------
                           1996          1995         1996           1995
                        -----------   ----------   -----------    -----------

Revenues .............  $11,482,350   $9,426,299   $33,463,690    $28,947,692
Cost of revenues .....    9,461,546    7,478,492    26,243,475     23,397,469
                        -----------   ----------   -----------    -----------

Gross profit .........    2,020,804    1,947,807     7,220,215      5,550,223

Selling, general and
 administrative
 expenses.............    1,830,145    1,427,004     5,825,537      4,152,433
                        -----------   ----------   -----------    -----------

Income from
 operations ..........      190,659      520,803     1,394,678      1,397,790

Interest income,
 net .................      475,985       47,209       740,992         73,124
                        -----------   ----------   -----------    -----------

Income before income
 taxes and
 proportionate share
 of loss of joint
 venture..............      666,644      568,012     2,135,670      1,470,914

Income taxes .........      180,588       56,898       547,376        147,113
                        -----------   ----------   -----------    -----------

Income before
 proportionate share
 of loss of joint
 venture .............      486,056      511,114     1,588,294      1,323,801

Proportionate share of
 loss of joint
 venture .............      (60,000)     (37,915)     (145,398)      (170,225)
                        -----------   ----------   -----------    -----------

Net income ...........  $   426,056   $  473,199   $ 1,442,896    $ 1,153,576
                        ===========   ==========   ===========    ===========

Net income
 per share ...........  $       .00   $      .01   $       .02    $       .02
                        ===========   ==========   ===========    ===========

Weighted number of
 common shares
 outstanding and
 common stock
 equivalents..........   14,817,779    8,784,859    13,683,337      8,731,551
                        ===========   ==========   ===========    ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      NINE MONTHS ENDED SEPTEMBER 30, 1996

                                  (UNAUDITED)

                            COMMON STOCK      CAPITAL IN                                  TOTAL
                        --------------------   EXCESS OF                 TREASURY     STOCKHOLDERS'
                          SHARES     AMOUNT    PAR VALUE     DEFICIT       STOCK         EQUITY
                        ----------  --------  -----------  -----------   ---------    -------------
Balance, December 31,
 1995                    9,475,878  $ 94,758  $18,912,751  $(9,578,758)  $(171,777)   $ 9,256,974

Net Income                                                   1,442,896                  1,442,896

Preferred dividends                                           (960,000)                  (960,000)

Exercise of options
 and warrants              370,783     3,708      969,310                                 973,018

Accretion of
 redeemable preferred
 stock                                                        (164,748)                  (164,748)

Issuance of common
 stock in exchange for
 cash                    2,500,000    25,000   43,128,110                              43,153,110
                        ----------  --------  -----------  -----------   ---------    -----------
Balance, Sept. 30,
 1996                   12,346,661  $123,466  $63,010,171  $(9,260,610)  $(171,777)   $53,701,250
                        ==========  ========  ===========  ===========   =========    ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
                                                  1996              1995
                                             ------------       ------------
Cash flows from operations:
Net income ................................   $ 1,442,896       $ 1,153,576
Adjustments to reconcile net income to net
 cash used in operating activities:
  Depreciation and amortization ...........       457,241           451,636
  Accrued interest on
   convertible debenture ..................       435,897                --
  Proportionate share of loss of joint
   venture.................................        85,398           170,225
  Changes in operating items:
    Receivables ...........................      (611,366)        1,112,435
    Cost in excess of billings ............    (2,011,376)       (3,282,491)
    Inventories ...........................      (157,969)           45,511
    Accounts payables and
     accrued expenses .....................      (804,775)       (1,174,312)
    Other operating items .................      (203,545)         (122,331)
                                              -----------       -----------
      Net cash used in operating
       activities .........................    (1,367,599)       (1,645,751)
                                              -----------       -----------
Cash flows from investing activities:
  Additions to property, plant and
   equipment, net .........................    (3,562,938)         (188,400)
  Advances to joint venture ...............    (2,588,631)       (1,655,252)
  Acquisition of Analytical Resources,
   Inc., net of cash acquired .............      (278,446)               --
  Other ...................................       419,316           (17,778)
                                              -----------       -----------
      Net cash used in investing
       activities .........................    (6,010,699)       (1,861,430)
                                              -----------       -----------
Cash flows from financing activities:
  Net repayment of short-term
   borrowings .............................            --        (7,630,512)
  Reduction of long-term debt and capital
   lease obligations ......................      (526,033)         (526,029)
  Proceeds from issuance of
   common stock ...........................    44,126,128           253,270
  Proceeds from issuance of redeemable
   preferred stock ........................            --        14,410,027
  Payment of preferred stock dividends ....      (960,000)         (555,200)
  Proceeds from issuance of
   stock option ...........................            --           280,000
                                              -----------       -----------
      Net cash provided by
       financing activities ......             42,640,095         6,231,556
                                              -----------       -----------
Net change in cash and cash equivalents ...    35,261,797         2,724,375
  Cash and cash equivalents at beginning of
   period..................................    11,396,008                --
                                              -----------       -----------
  Cash and cash equivalents at end of
   period..................................   $46,657,805       $ 2,724,375
                                              -----------       -----------
Cash paid for:
  Interest ................................   $    63,287       $   154,380
                                              ===========       ===========
  Income taxes ............................   $   556,790       $    58,711
                                              ===========       ===========
Supplemental cash flow information:
  Equipment acquired under capital lease
   arrangement.............................   $   271,777       $        --
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

2. INVENTORIES

  Inventories, consisting of material, labor and overhead, are classified as follows:

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1996            1995
                                                  -------------   ------------
Raw materials ..................................    $148,369        $ 36,256
Finished goods .................................     284,459         238,603
                                                    --------        --------
                                                    $432,828        $274,859
                                                    ========        ========


3. OFFERING

  On April 26, 1996, the Company sold 2,500,000 shares of its common stock and certain of the Company's stockholders sold 1,100,000 shares of the Company's common stock in a secondary public offering at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business.

4. NET INCOME PER SHARE

  The net income per share for 1996 and 1995 was computed by dividing the net income applicable to common stock, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. For the three and nine months ended September 30, 1995 the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income per share. As the Company has issued options and warrants which exceed 20% of the common stock outstanding, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the three and nine months ended September 30, 1996, the common stock equivalents were deemed to be dilutive and are included in the weighted average number of shares used in determining net income per share. The fully diluted effect of the Company's convertible securities was deemed to be anti-dilutive for all periods presented.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996.

  Revenues increased by $2.1 million or 21.8% from $9.4 million in 1995 to $11.5 million in 1996. The increase was primarily attributable to a $3.7 million increase in technical support services revenues and a $1.0 million teaming fee received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on a third DOE waste treatment project. Such increases were offset by a decline in revenues from waste treatment projects and facilities of $2.6 million as compared to the prior year.

  The increase in technical support services revenues was primarily the result of more work performed on power plant outage and support services contracts with Duke Power Company and Vermont Yankee Nuclear Power Corporation for the third quarter of 1996 as compared to the same period in 1995. The decrease in revenues from waste treatment projects and facilities was the result of lower revenues recognized on the Savannah River M-Area project with Westinghouse due to a temporary delay in the start-up of this facility and to the completion of several other projects in 1995. This decline was mitigated by $1.1 million in revenue from the DuraTherm commercial waste treatment facility which began operations in the second quarter of 1996.

  Gross profit remained stable at $1.9 million in 1995 compared to $2.0 million in 1996. Gross profit attributable to technical support services increased approximately $400,000. Gross profits attributable to waste treatment projects decreased approximately $300,000 after including the effect of the teaming fee from BNFL. As a percentage of revenues, gross profit decreased from 20.7% in 1995 to 17.6% in 1996. The decrease resulted from higher revenues achieved from technical support services which have a lower gross margin than waste treatment projects.

  Selling, general and administrative expenses increased by $400,000 or 28.3% from $1.4 million in 1995 to $1.8 million in 1996. The increase was principally the result of higher operating costs for waste treatment projects, costs incurred to develop and expand this business, and operating costs for the DuraTherm facility which began operations in the second quarter of 1996. As a percentage of revenues, selling general and administrative expenses increased slightly from 15.1% in 1995 to 15.9% in 1996.

  Interest income, net increased by $400,000 from 1995 to 1996. The increase was principally the result of interest income from the net proceeds of the public stock offering.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996.

  Revenues increased by $4.5 million or 15.6% from $28.9 million in 1995 to $33.5 million in 1996. The increase was primarily attributable to an increase in revenues from technical support services of $3.6 million and $2.0 million in teaming fees received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on two DOE waste treatment projects. Such increases were partially offset by a decline in revenues from waste treatment projects and facilities of $1.1 million as compared to the prior year.

  The increase in revenues in technical support services was the result of more work performed on power plant outage and support services contracts with Duke Power Company, partially offset by reduced demand for training and consulting services to commercial nuclear power plants as compared to the same period in 1995. The decrease in revenues from waste treatment projects and facilities was attributable to lower revenues achieved on the Savannah River M-Area contract resulting from the delay in starting up this facility and the completion of several other projects in 1995. This decline was mitigated by $2.2 million in revenue from the DuraTherm commercial waste treatment facility which began operations in the second quarter of 1996.

  Gross profit increased by $1.7 million or 30.1% from $5.6 million in 1995 to $7.2 million in 1996. The teaming fees from BNFL represented approximately
$2.0 million of the increase. The remaining $300,000 decrease was the result of a decrease in gross profit from DOE waste treatment projects, partially offset by an increase in gross profit from commercial waste treatment projects and technical support services. As a percentage of revenues, gross profit increased from 19.2% in 1995 to 21.6% in 1996. The gross profit percentage from technical support services and waste treatment projects, exclusive of the BNFL fees, was comparable from 1995 to 1996.

  Selling, general and administrative expenses increased by $1.7 million or 40.3% from $4.2 million in 1995 to $5.8 million in 1996. As a percentage of revenues, selling, general and administrative expenses increased from 14.3% in 1995 to 17.4% in 1996. The increase was principally the result of higher operating costs for waste treatment projects for the DOE and commercial projects, costs incurred to develop and expand this business, as well as pre-operating costs for the DuraTherm waste treatment facility.

  Interest income, net increased by approximately $700,000 from 1995 to 1996. The increase was principally the result of interest income from the net proceeds of the public stock offering partially offset by interest expense on the convertible debenture held by BNFL.

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

  During the nine months ended September 30, 1996, the Company used $6.0 million of cash in investing activities principally related to equipment acquired for improvements to the DuraTherm facility and additional investment in DuraChem.

  The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's LIBOR rate plus 2%. At September 30, 1996, no borrowings were outstanding.

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

OTHER ITEMS

  Costs and estimated earnings in excess of billings on uncompleted contracts were $9.7 million and $7.7 million at September 30, 1996 and December 31, 1995, respectively. The increase of $2.0 million for the nine month period is primarily attributable to the work performed under the Savannah River M-Area project. Such amounts are expected to be billed and collected over the next twelve month period.

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

PART II   OTHER INFORMATION
-------

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

  The Company experienced significant growth in waste treatment project revenues during 1995 and through the third quarter of 1996. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies, particularly vitrification and thermal desorption, in the governmental and commercial sectors; the evaluation by DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL; and the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies. In addition, the Company's future operating results are largely dependent upon the timing and awarding of future contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concern over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues, and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

PART II   OTHER INFORMATION
-------


                       GTS DURATEK, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

          a.        Exhibits
                    --------

                    See accompanying Index to Exhibits


          b.        Reports
                    -------

                    None.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 1996

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.


Dated:     November 11, 1996          BY: /s/ Robert F. Shawver
                                         ----------------------------------
                                          Robert F. Shawver
                                          Executive Vice President and
                                          Chief Financial Officer



Dated:     November 11, 1996          BY: /s/ Craig T. Bartlett
                                         ----------------------------------
                                          Craig T. Bartlett
                                          Controller and Principal
                                          Accounting Officer

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

    3.2     By-Laws of the Registrant. Incorporated herein by reference to
            Exhibit 3.3 of the Registrant's Form S-1 Registration Statement No.
            33-2062.

    4.1     Certificate of Designations of the 8% Cumulative Convertible
            Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

    4.2     Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle
            International Partners II, L.P., Carlyle International Partners
            III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P.
            Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National
            Patent Development Corporation dated as of January 24, 1995.
            Incorporated herein by reference to Exhibit 4.2 of the Registrants
            Form 8-K filed on February 1, 1995. (File No. 0-14292)

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

    4.4     Registration Rights Agreement by and among GTS Duratek, Inc.,
            Carlyle Partners II, L.P., Carlyle International Partners II, L.P.,
            Carlyle International Partners III, L.P., C/S International
            Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II,
            L.P.and GTS Duratek, Inc. and National Patent Development
            Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292.)

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

   10.12     Agreement dated September 15, 1994 between DuraChem Limited
             Partnership a Maryland Limited Partnership, by and among CNSI Sub,
             Inc. and GTSD Sub, Inc. as the General Partners, and Chemical
             Waste Management, Inc. and GTS Duratek, Inc. as the Limited
             Partners. Incorporated herein by reference to Exhibit 10-19 of the Registrant's Annual Report on 10-K for the year ended December 31,
             1994 (File No. 0-14292)

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

   11.1      GTS Duratek Inc., and Subsidiaries, Computation of Earnings Per
             Share for the three months and nine months ended September 30, 1996. (filed herewith)

   27        Financial Data Schedule. (filed herewith)