Form 10-K
period 1996-12-31
GTS DURATEK INC
filed 1997-03-31
CIK 785186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            --------------------------

                                    FORM 10-K
[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1996
                         OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________ to
       ____________
                         Commission File Number 0-14292

                                GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                           22-2476180
         ---------------                      --------------
(State or other jurisdiction of
incorporation ororganization)              (I.R.S. Employer Identification No.)

10100 Old Columbia Road,
Columbia, Maryland                         21046
---------------------------               -------
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (410) 312-5100
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par
                                                           Value 0.01 Per Share

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ______

As of March 14, 1997, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $85,813,000 based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 14, 1997. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.
          Class                                 Outstanding at March 14, 1997
          -----                                 -----------------------------
Common stock, par value $0.01 per share       12,439,151 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         Form 10-K Cross-Reference Sheet

                                                                           Page

PART I
Item 1. Business.............................................................1
      Item 2.  Properties...................................................17
      Item 3.  Legal Proceedings............................................17
      Item 4.  Submission of Matters to a Vote of Security Holders..........17

PART II
      Item 5.  Market for Registrant's Common Equity and
                     Related Stockholder Matters............................18
      Item 6.  Selected Financial Data......................................19
      Item 7.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........20
      Item 8.  Financial Statements and Supplementary Data..................26
      Item 9.  Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure.................47

PART III
      Item 10. Directors and Executive Officers of the Registrant*..........48
      Item 11. Executive Compensation*......................................49
      Item 12. Security Ownership of Certain Beneficial Owners
                     and Management*........................................49
      Item 13. Certain Relationships and Related Transactions*..............49

PART IV
      Item 14. Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K............................................50

Signatures..................................................................52

* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

     The Company's waste treatment technologies include vitrification, thermal desorption and ion exchange and can be used independently or in tandem to solve the waste disposal or storage problems of its customers. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter(TM). The thermal desorption and ion exchange technologies are used by the Company to treat petrochemical and liquid radioactive waste streams, respectively, and can be used to separate the waste streams into components that can either be safely stored, recycled or used as additives in the vitrification of other waste streams. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

         The Company has over 480 engineers, consultants and technicians who support and complement its waste treatment and stabilization services and also provides highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the company to expand and diversify its waste treatment technologies. The services provided by the Company include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting and environmental safety training. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

         In January 1997, the Company entered into a letter of intent to acquire 100% of the stock of Scientific Ecology Group, Inc. (`SEG') from Westinghouse Electric Corp. (`Westinghouse') for $28 million in cash and 156,986 shares of the Company's stock. SEG, a wholly-owned subsidiary of Westinghouse based in Oak Ridge Tennessee, is the largest commercial radioactive waste processing company in the United States, offering an extensive range of waste processing services and technologies. The proposed acquisition is subject to the parties entering into a mutually acceptable definitive purchase agreement, certain regulatory approvals and other customary conditions. The Company anticipates closing the transaction in April 1997.

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at the United States Department of Energy's ('DOE') Savannah River Site. This decision was the result of recent observations by the operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. As a result of this finding, the Company is performing a detailed inspection and assessment of the equipment. If this assessment results in a delay in completing the processing, the Company could incur contract losses on the M-Area contract in 1997. Until such time as this assessment is complete the loss, if any, cannot be reasonably determined.

         The Company has developed the following important joint venture and collaborative arrangements in order to advance the commercialization of its waste treatment technologies and increase the number of markets that it serves:

o The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. (`VSL'). The Company has an established research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification of waste.

o Chem-Nuclear Systems, Inc. (`Chem-Nuclear'). In September 1994, the Company established a joint venture with Chem-Nuclear, a subsidiary of WMX Technologies, Inc., to jointly pursue the treatment and disposal of commercial low-level radioactive waste generated by nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture combines the Company's DOE vitrification experience with Chem-Nuclear's 23 years of experience in providing radioactive waste services. The joint venture expects to begin commercial operations in 1997.

o BNFL, Inc. (`BNFL'). In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE waste treatment projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world. During 1996, the Company and BNFL were awarded Phase I contracts for two DOE projects. To date the Company has agreed to jointly pursue three major DOE waste treatment projects with BNFL.

o The Carlyle Group (`Carlyle'). In January 1995, Carlyle, a Washington, D.C.-based private merchant bank, made a significant investment in the Company. Carlyle provided the Company with strong financial support and experience with companies that contract with the federal government.

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

         Vitrification

         GTS Duratek's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a high temperature melter, known as a DuraMelter(TM), that reaches temperatures of 1150(degree)C to 1450(degree)C (or 2100(degree)F to 2640(degree)F). The high temperatures of the DuraMelter(TM) cause the waste and any additives, to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%.

         The DuraMelter(TM) is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter(TM) raise the temperature above 600(degree)C, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as `joule heating' and typically requires temperatures of about 1150(degree)C. Within the DuraMelter(TM), water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary GTS Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or `locked' into the molecular structure of the glass.

         DuraMelters(TM) range in size from small bench-scale units used for testing and characterization of waste streams to commercial sized melters designed for large waste treatment and remediation projects. Currently, the Company's largest commercial operating DuraMelters(TM) can process up to approximately 400 cubic feet of waste per day. The design of the DuraMelter(TM) can be modified depending upon the characteristics of the waste stream to be processed. To process waste streams that have a higher content of soil or sand, the Company has designed a DuraMelter(TM) with higher temperature capability (up to 1450(degree)C or 2640(degree)F). To process waste streams that include a high content of corrosive elements such as sulfates, phosphates, lead and nitrates, the Company has designed a DuraMelter(TM) with multiple waste chambers to protect the electrodes from the corrosiveness of the waste stream.

         Thermal Desorption Technology

         The Company's thermal desorption technology separates hazardous wastes into more stable waste components that can either be safely stored, recycled or used as additives in the processing of other waste streams. The overall result is a reduction in the costs of treating and disposing of such wastes. In this process, hydrocarbon sludges and cakes are placed in a thermal desorber which utilizes temperatures in excess of 635(degree)C (or 1175(degree)F) to separate the waste into four components. The components include solids which meet universal treatment standards land disposal restrictions, water amenable to low-cost conventional waste water treatment or deep well disposal, reusable oil and noncondensable gases. The Company's thermal desorption technology will initially be used at its DuraTherm facility in San Leon, Texas for the processing of high solid content petroleum refinery and petrochemical manufacturing wastes. The high temperature thermal desorption process is protected by three patents exclusively licensed by the Company. See `Business - Status of Current and Potential Waste Treatment Projects - DuraTherm Facility in San Leon, Texas.'

         Ion Exchange

         The Company manufactures and supplies highly specialized waste water purification systems and patented ion exchange media, known as DURASIL(R), for commercial nuclear power plants, DOE facilities and industrial clients. DURASIL(R) is formulated to separate specific contaminants from liquid waste streams thereby allowing radioactive and hazardous ions to be removed and separated into their respective species. Since radioactive and hazardous materials are regulated by two different government agencies, this ability to separate mixed waste greatly simplifies  its  disposal.  DURASIL(R)  also has physical  characteristics  that enable it to endure extreme waste water processing conditions. It is mechanically stable and nonflammable, does not shrink or swell, is virtually immune to radiation damage and has no effect on the pH of the waste stream. The Company has developed different DURASIL(R) ion exchange media depending on the characteristics of the liquid waste stream. To complement its line of DURASIL(R) ion exchange media, the Company also developed the DURA C(TM) line of activated carbons which are high capacity, specialty filtration media designed for treatment of water containing mixed waste.

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

         In November 1993, the Company was awarded a subcontract by the site management and operations contractor, Westinghouse Savannah River Company (`WSRC') to vitrify 90,000 cubic feet of low-level mixed waste sludge stored in the M-Area tanks at Savannah River. GTS Duratek's subcontract represents only 0.5% of the total mixed waste inventoried at Savannah River. The Company's obligations under this subcontract entail vitrifying the waste and performing ancillary services related to the handling of the waste, including removal of the radioactive sludges from the storage tanks, cleanup and decontamination of the storage tanks and placement of the containers of the glass waste in a secure storage area. The project is expected to be complete by October 1997.

         Construction of the melter began in July 1995 and was completed during 1996. The Company designed and constructed the DuraMelter(TM) and serves as the operator. The M-Area contract represents the first `privatization' type contract entered into by the DOE for waste cleanup at its facilities. Pursuant to this contract, the Company will own and operate the DuraMelter(TM) under its subcontract with WSRC. The Company believes that the DOE will enter into more of these privatization arrangements with commercial vendors and that the Company's contract at Savannah River has been extensively used as a model for contemplated future privatized DOE waste cleanup projects. See `Management's Discussion and Analysis of Financial Condition and Results of Operations.'

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at the DOE's Savannah River Site. This decision was the result of recent observations by the operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. As a result of this finding, the Company is performing a detailed inspection and assessment of the equipment. If this assessment results in a delay in completing the processing, the Company could incur contract losses on the M-Area contract in 1997. Until such time as this assessment is complete the loss, if any, cannot be reasonably determined.


         Hanford Tank Waste Remediation System Project

         In September 1996, the team led by BNFL, of which the Company is a key member, was awarded a contract for the Hanford Tank Water cleanup at the DOE's site in Washington state. The Hanford site is the single largest DOE facility and contains the largest amount of high-level radioactive waste in the United States with approximately 61 million gallons of high-level radioactive waste and low-level radioactive waste which is contained in 177 underground storage tanks.

         The Company will provide the technical and support services for vitrifying both high-level and low-level mixed waste for the project. Phase I-A, which combines proof-of-concept and commercial demonstration-scale efforts, is divided into two parts and consists of the facility design and initiation of the environmental permitting process. Based on its evaluation of the work completed in Phase I-A, the DOE will grant permission to begin Phase I-B, which involves parallel vitrification test demonstrations that will treat about 6% to 13% of the Hanford tank waste by the year 2012. The DOE awarded two contractor teams to perform the Phase I tests. Each team will be responsible for stabilizing between one and two million gallons of the Hanford waste. The Phase I portion of the project will conclude with a decontamination and decommissioning of the cleaned tanks, followed by RCRA closure and site decontamination, all of which is expected to last an additional two years. Phase II of the cleanup of the Hanford tank waste is not expected to start until 2003.

         According to DOE estimates, the total Phase I contract is estimated to be worth $2 to $4 billion over 16 years. The initial Phase I-A awarded to the BNFL-led team is worth $27 million and will take sixteen months to complete. Phase II of the cleanup to convert all the tank waste to glass is expected to take 20 to 30 years to complete. The total project is estimated by the DOE to cost $20 to $40 billion. See `Joint Venture and Collaborative Arrangements - BNFL.'

         Idaho Advanced Mixed Waste Treatment Project

         In December 1996, the team led by BNFL, of which the Company is a key member, was awarded a contract by the DOE for the Advanced Mixed Waste Treatment Project (AMWTP) in Idaho Falls, Idaho. Under the contract, the team will finance, construct and operate a treatment facility for mixed radioactive and toxic wastes at the DOE's Idaho National Engineering and Environmental
Laboratory (INEEL). The facility will treat and package for disposal approximately 65,000 cubic meters of mixed and transuranic waste now stored or buried at INEEL. The contract also provides an option for the team to treat an additional 120,000 cubic meters of mixed waste generated by future cleanup operations at INEEL or other DOE sites.

         The BNFL-led team plans to utilize vitrification and thermal desorption technologies developed by the Company in the INEEL project. The Company will be responsible for the design, development, procurement, and construction supervision of the thermal desorber and waste vitrification melter systems as well as related services. The AMWTP is split into three phases with the intention of meeting important and aggressive milestones agreed to by the DOE and the State of Idaho. Phase One includes permitting applications with a duration of two to three years. Phase Two includes the design and construction of the facility and operational testing for a duration of up to three years. Phase Three includes the retrieval of the waste and operation of the facility with an approximate duration of twelve years. After the completion of these phases, there will be a decommissioning of the facility anticipated to take six months. The total contract is estimated to be worth approximately $1 billion. See `Joint Venture and Collaborative Arrangements - BNFL.'

         Durachem Facility in Barnwell, South Carolina

         As part of the DuraChem joint venture, the Company and Chem-Nuclear constructed a vitrification facility at Chem-Nuclear's radioactive waste processing center at Barnwell, South Carolina. During 1995, the Company designed and constructed a new DuraMelter(TM) at the facility and will be responsible for the vitrification operations. Chem-Nuclear manages the overall facility and is responsible for procuring all required operating permits, obtaining the low-level radioactive waste from its customers, transporting the waste to the facility and removing the waste for ultimate disposal once it has been vitrified. Through the DuraChem joint venture, GTS Duratek has become the first company in the United States to convert commercially generated low-level radioactive waste to glass. See `Joint Venture and Collaborative Arrangements - DuraChem.'

         DuraChem's Barnwell facility will process contaminated filtration and ion exchange resins from nuclear power plants and contaminated wastes from hospitals and laboratories. In initial test runs on contaminated nuclear power plant resins, the DuraMelter(TM) achieved significant waste volume reductions of up to 97%. On other types of wastes the Company believes that it will be able to achieve volume reductions of 93% or better. The DuraChem facility is located adjacent to the Barnwell landfill, one of the few facilities in the United States permitted to accept commercially-generated low-level radioactive waste. The Company believes that DuraChem's location is advantageous because of its proximity to the nation's primary facility for handling low-level radioactive waste. The DuraChem facility is expected to begin commercial operations in 1997.

         Duratherm Facility in San Leon, Texas

         The Company owns an 80% interest in DuraTherm, Inc. DuraTherm is a RCRA Part B-permitted hazardous waste recycling center located in San Leon, Texas which uses a patented thermal desorption technology to treat and produce recyclable materials from hazardous oil refinery and petrochemical plant sludges. The 20% minority interest is owned by the operators of the DuraTherm facility, each of which has entered into an employment agreement providing for incentive compensation tied directly to the financial performance of the facility.

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

         The VSL, a research facility with a staff of 90 researchers, is one of the leading research centers in the world for glass technology, including vitrification. The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various DuraMelter(TM) models have been designed and constructed at the VSL for use by the staff of the

VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed and other wastes. See `Business - Patents and Other Intellectual Property Rights.'

       In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter(TM) technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements in the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

         In return, the Company provides ongoing project funding for research conducted at the VSL on behalf of the Company. During 1995 and 1996, the Company paid $789,000 and $1,343,000, respectively, in research and development funding to the VSL. For Company waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates.

         BNFL

         In November 1995, the Company and BNFL entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom-based company with annual revenues of approximately $2 billion worldwide. British Nuclear Fuels plc is one of the largest processors of radioactive waste in the world and is one of only two companies worldwide with commercial experience in processing and stabilizing high-level radioactive wastes. The strategic alliance with BNFL enhances the Company's prospects of obtaining major DOE waste treatment projects such as Hanford and Idaho and opens opportunities for international expansion. BNFL has been active in the U.S. radioactive waste market for the past five years, including being selected as a member of the team to manage the DOE's nuclear waste facility in Rocky Flats, Colorado.

         As part of the strategic alliance, BNFL invested $10.0 million in the Company in the form of a convertible debenture. The debenture accrues non-cash interest during the first five years at the one-year London Interbank Offered Rate (LIBOR) and is convertible at the option of BNFL into 1,381,575 shares of the Common Stock prior to November 7, 2000. BNFL also agreed to provide the Company with research and development funding of at least $500,000 per year over five years. The two parties will mutually agree on how the research and development funding will be spent, but the Company will retain the rights to the vitrification processes that it develops through this funding. The Company has agreed as part of the strategic alliance to sublicense its radioactive waste vitrification technologies to BNFL for use only in the United Kingdom.

         DuraChem

         In September 1994, the Company formed a joint venture with Chem-Nuclear to design, construct and operate vitrification facilities to process commercial radioactive waste for disposal, including low-level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture entity, called DuraChem, is 55% owned by Chem-Nuclear and 45% by the Company. The joint venture represents the combination of the Company's proprietary vitrification technology and Chem-Nuclear's 23 years of experience in providing radioactive waste handling and processing services. DuraChem will first pursue the disposal market for ion exchange resins which are generated by nuclear power plants. The first vitrification facility of this joint venture is located at Chem-Nuclear's waste processing center at Barnwell, South Carolina. The need for the services provided by DuraChem was created by the closure of nationally accessible low-level radioactive waste disposal sites and the delay by state compacts in opening new regional sites. The high cost of disposal of certain low-level radioactive waste materials has caused commercial generators of low-level radioactive waste, in some instances, to store their waste at their facilities until regional sites are opened or other low-cost disposal alternatives become available. See `Business - Status of Current and Potential Waste Treatment Projects - DuraChem Facility in Barnwell, South Carolina.'

VITRITEK

         Through a joint venture with Vitritek Holdings Company, L.L.C., (`Vitritek Holdings') a privately-held entity, the Company has extended its vitrification technology to non-radioactive wastes. The joint venture entity, called Vitritek, is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally. The joint venture intends to pursue potential international opportunities during 1997. The Company expects the joint venture to have limited operations during 1997.

TECHNICAL SUPPORT SERVICES

         The Company has over 480 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees. These employees support and complement the Company's waste treatment services and also provide highly specialized technical support services for the Company's customers. This business provides a consistent source of revenue and the necessary complementary expertise for the Company to expand and diversify its waste treatment technologies business in the future. The primary services provided by the Company include staff augmentation and outage support, principally to assist nuclear power plants during regular maintenance shutdowns, environmental and computer consulting, and environmental safety training. The Company provides these technical services either as a prime contractor or as a subcontractor to a diverse group of government agencies, electric utilities, industrial facilities and commercial businesses including the DOE, Duke Power Company, Vermont Yankee Nuclear Power Corporation and Loral Federal Systems.

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

         The Company's largest customer for staff augmentation services is Duke Power Company, which accounted for approximately 23% and 28% of the Company's total revenues in 1995 and 1996. Duke Power currently has seven nuclear power units at three sites. Under a series of contracts between the Company and Duke Power which expire between 1997 and 1998, the Company provides a group of technicians to the Duke Power system year-round and provides additional personnel to Duke Power during planned maintenance outages. The Company is currently pursuing renewal of its contract relationship with Duke Power, however there can be no assurance that such efforts will be successful. Other nuclear power utilities to which the Company provides augmentation and outage support services include PECO Energy, Vermont Yankee Nuclear Power Corporation and Southern Nuclear Operating Company.

         Environmental and Computer Consulting Services

         The Company provides extensive environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act (`OSHA') and EPA compliance audits, site characterization, licensing and permitting and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, decontamination experts and others. The Company also supplies professionals and technical specialists in a wide range of scientific, engineering, data processing and communications disciplines. These individuals perform computer consulting services such as program assessment/ development, computer software development, quality assurance audits, non-destructive examination and computer training for a broad base of clients. In January 1996, GTS Duratek acquired Analytical Resources, Inc., a small environmental consulting firm that has been involved in many DOE consulting projects. The Company's management believes that this acquisition adds senior environmental management and consulting resources to the Company.

         Environmental Safety Training

         The Company provides radiation protection and hazardous waste training services nationwide. The Company's training specialists prepare candidates, consisting of health physics technicians and professionals from nuclear power plants, universities and laboratories nationwide, for the National Registry of Radiation Protection Technologists and American Board of Health

Physics certification examinations. The Company's training programs enable customers to realize cost savings through increased worker competence and productivity, enhanced workplace safety and improved compliance with regulatory requirements.

CUSTOMERS

         The Company derives revenues related to its proprietary vitrification technologies principally through subcontracts with a combination of DOE contractors and subcontractors including WSRC and Fernald Environmental Restoration Management Company (`FERMCO'). Revenues derived from DOE-related subcontracts represented approximately 35.0% and 21.4% of the Company's total revenues during 1995 and 1996, respectively. The Company provides technical support services to a diverse group of government agencies, including the DOE, the United States Department of Defense (`DOD'), the United States Environmental Protection Agency (`EPA') and state environmental protection agencies, electric utilities, including Duke Power Company, Vermont Yankee Nuclear Power Corporation, PECO Energy and Southern Nuclear Operating Company, and industrial facilities and commercial businesses, including Loral Federal Systems. Revenues from Duke Power and FERMCO accounted for approximately 28% and 12%, respectively, of the Company's revenues for 1996. No other customer accounted for more than 10% of the Company's total revenues during 1996. The Company has multiple contracts with Duke Power which expire between 1997 and 1998 and pursuant to which it provides technical support services and personnel.

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

         In its technical support services business, GTS Duratek will seek to strengthen its relationships with its large utility customers, such as Duke Power Company, Vermont Yankee Nuclear Power Corporation, PECO Energy and Southern Nuclear Operating Company, which are significant contributors to the Company's total revenues. The Company is also pursuing opportunities with utilities that are downsizing and outsourcing service work as well as DOE sites that are privatizing departments such as training and radiological controls. To enhance the overall profitability of the technical support services business, the Company is focusing on increasing market share in environmental and computer consulting, radiation instrument services and environmental safety training, all of which generate relatively higher profit margins than staff augmentation and outage support.

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

         The Atomic Energy Act of 1954 (`AEA') and the Energy Reorganization Act of 1974 (the `ERA') authorize the Nuclear Regulatory Commission (`NRC') to regulate the receipt, possession, use and transfer of radioactive materials, including `source material,' `special nuclear material,' and `byproduct material.' Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management and disposal of low-level radioactive waste and that require the licensing of commercial low-level radioactive waste disposal sites.

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

         The Uranium Mill Tailings Radiation Control Act (`UMTRCA') and the Uranium Mill Tailings Remedial Action Amendments Act are intended to protect public health and the environment from hazards associated with uranium ore milling wastes at active and inactive uranium mills. UMTRCA designates specific inactive mill sites for remedial action, and gives the DOE the responsibility for carrying out remedial actions at these sites.

         The locations for future low-level radioactive waste disposal facilities also may be affected by the Low-Level Radioactive Waste Policy Act of 1980 (`LLRWPA') and the Low-Level Radioactive Waste Policy Amendments Act (`LLRWPA Amendments'). The LLRWPA addresses the siting of new low-level radioactive waste disposal facilities and establishes that each state is responsible for providing disposal capacity for most low-level commercial radioactive waste generated within its borders. The statute also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. Incentives for the formation of interstate compacts, and the deadlines and procedures which states must meet in designating disposal facilities were modified by the LLRWPA Amendments. At the present time, no new radioactive waste disposal facilities have been opened by state compacts and none are expected to open in the near future.

         The Resource Conservation and Recovery Act of 1976, as amended (`RCRA') provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The Land Disposal

Restrictions developed under the Hazardous and Solid Waste Amendments of 1984 prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology (`BDAT') treatment standards, unless certain exemptions apply.

         The Toxic Substances Control Act (`TSCA') provides EPA with the authority to regulate over 60,000 commercially produced chemical substances. EPA may impose requirements involving manufacturing, record keeping, reporting, importing and exporting. TSCA also established a comprehensive regulatory program for PCBs which is analogous to the RCRA program for hazardous waste.

         The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from industrial and municipal wastewater sources.

         The Clean Air Act of 1970, as amended (the `Clean Air Act'), empowers the EPA to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (`CERCLA' or `Superfund'), and subsequent amendments under the Superfund Amendments and Reauthorization Act (`SARA') impose continuing liability upon generators of hazardous substances (among other parties) and such potential liability may significantly affect a generator's decision on how to dispose of the wastes. The Community Right-to-Know mandate established by SARA requires full disclosure of all environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator's waste can be reported as being recycled, potential liability and public pressure can be eliminated or significantly reduced.

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

         Under the mandate of the Federal Facility Compliance Act (`FFCA'), the DOE is currently engaged in a program to treat and dispose of the mixed waste currently stored at its facilities. The FFCA required DOE to develop and comply with treatment and disposal plans for each of its facilities and charges DOE with developing treatment and disposal capacity for these wastes where it does not currently exist. The plans must also address the need to treat and dispose of mixed wastes generated from the remediation of contaminated DOE sites.

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

         If the Company engages in the transportation of radioactive materials it will be subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statues, the United States Department of Transportation regulates the transportation of hazardous materials, including radioactive materials, in commerce. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. If the Company engages in the storage and disposal of high-level nuclear waste it may be subject to the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments.

         CERCLA effectively imposes strict, joint and several liability upon owners or operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and resulting residues from the Company's vitrification process are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters(TM) to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

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

         The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from industrial and municipal wastewater sources. The Company believes that DuraMelters(TM) generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters(TM) are designed to have no residual wastewater discharge. However, the Clean Water Act's standards permits and procedures are potentially applicable to wastewater treatment systems designed by the Company, using its ion exchange technology.

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

COMPETITION

         The market for the Company's waste treatment technologies is characterized as the treatment and stabilization of certain radioactive, hazardous, mixed and other wastes. The Company is aware of some competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors including its proprietary vitrification technologies, integrated approach to waste treatment, demonstrated commercial success of technologies and strategic alliances. Many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company's research and development activities are conducted primarily by the VSL for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. During 1994, 1995, and 1996, research and development activities were conducted at the VSL under contracts totaling $1.9 million, $789,000 and $1,343,000, respectively. The Company did not incur any additional research and development costs during those years. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement. The Company expects to spend a significant portion of the research and development funding provided by BNFL with the VSL. See `Business - Joint Venture and Collaborative Arrangements - VSL' and `-BNFL.'

PATENTS AND OTHER INTELLECTUAL PROPERTY RIGHTS

         The Company licenses all of the patent and other intellectual property rights to its proprietary vitrification and other waste treatment technologies from the inventors of such technologies. Drs. Macedo and Litovitz, the inventors of the Company's vitrification and ion exchange technologies, license the patents and proprietary rights to such technologies to the Company under an exclusive license agreement. Under this agreement, which was renewed in August 1992, Drs. Macedo and Litovitz collectively receive annual royalties equal to the greater of (i) $100,000 or (ii) 1% to 3% of net revenues, depending on the level of net revenues, which are generated by the Company from the application of the licensed technology to encapsulate liquids and solids in porous glass matrices, remove radioactive and hazardous materials from liquids and stabilize low-level radioactive or mixed waste. During 1994, 1995 and 1996, the Company paid Drs. Macedo and Litovitz $100,000 per year in royalties. The exclusive license agreement with Drs. Macedo and Litovitz expires upon the expiration of the last patent covered by the license agreement which is currently in the year 2012. Drs. Macedo and Litovitz also received options to purchase 250,000 shares of the Common Stock at the time the exclusive license was renewed. The exclusive license agreement, which currently encompasses 22 patents and one patent application, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the VSL or Drs. Macedo and Litovitz.

         Dr. Macedo and Litovitz own all of the vitrification and ion exchange patents relating to the research and development work conducted by them at the VSL. The Catholic University of

America has agreed that all patents and technologies developed at the VSL belong to Drs. Macedo and Litovitz and not to the University. In turn, Dr. Macedo and Litovitz exclusively license the vitrification technology rights and process patents developed by them at the VSL to the Company.

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

         The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and, upon the satisfaction of certain conditions, are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1.0% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5.0% of the sales of any such equipment. No royalty expense was earned for the year ended December 31, 1996. Once certain aggregate royalty obligations have been satisfied, the royalty payment structure will be modified. The license agreement grants to the Company and DuraTherm the exclusive rights to such technology and any subsequently developed related technology and provides that any subsequently developed unrelated technology which results from research and development funded or sponsored by the Company or DuraTherm shall be assigned to such entities. The license agreement currently covers three patents relating to thermal desorption, one pending patent and a European patent application.

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

         DURASIL(R)  is  a  registered   trademark   held  by  the  Company  and
DuraMelter(TM) and DuraGem(TM) are common law trademarks.

EMPLOYEES

         As of December 31, 1996, the Company employed 533 employees, including 388 field-assigned employees performing services for clients, 91 full-time technical personnel and 54 in finance and administration. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of field-assigned employees generally increases to approximately 500 during the fall peak outage season at the nation's nuclear power plants. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The company leases approximately 35,000 square feet of office space in Columbia Maryland which it uses as its administration and general corporate offices. The initial lease term expires December 31, 2006. The Company also leases 2,400 square feet of space in Laurel, Maryland, which the Company uses as a warehouse for DURASIL(R) ion exchange media and related equipment, and 4,800 square feet in Pittsburgh, Pennsylvania which houses the Company's instrument repair and rental facility.

         The Company's 80%-owned subsidiary, DuraTherm, owns a RCRA-permitted hazardous waste recycling center located in San Leon, Texas. The facility is located on 14.5 acres of land and consists of a recycling center on 8.5 acres and 4,500 square feet of office and laboratory space. The facility and the land are owned by DuraTherm.

ITEM 3.  LEGAL PROCEEDINGS

         From time to time the Company is a party to litigation or administrative proceedings relating the claims arising from its operations in the normal course of business. Management of the Company, on the advice of counsel, believes that the ultimate resolution of litigation currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

                                     PART II

     ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
              MATTERS

         The Company's Common Stock is quoted on the Nasdaq National Market under the symbol `DRTK'. The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock (bid prices prior to September 19, 1994 when the Common Stock commenced trading on the Nasdaq National Market). The reported last sale price of the Common Stock on the Nasdaq National Market on March 14, 1997 was $11 7/8.


                                                                      Price Range
                                                                    of Common Stock
                                                          ---------------------------

                                                            High             Low
       ------------------------------------------------------------------------------

       Year ended December 31, 1994:
           1st quarter                              5           $     4 1/4
           2nd quarter                              4 1/2             3 5/8
           3rd quarter                              4 1/2             2 3/4
           4th quarter                              4 3/8                 3

       Year ended December 31, 1995:
           1st quarter                              5           $     3 5/8
           2nd quarter                              6 1/8             4 1/4
           3rd quarter                              6 1/4             5 3/8
           4th quarter                              17 7/8             5 1/2

       Year ended December 31, 1996:
           1st quarter                              17 7/8      $     11 1/4
           3rd quarter                              19 1/2            11 1/8
           4th quarter                              16 5/8            10 7/8


         As of March 14, 1997, there were 714 holders of record of the Common Stock and the Company estimates that there were approximately 7,200 beneficial holders.

         The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying dividends under its revolving line of credit with its principal lender. The Company will pay dividends on the 8% Cumulative Convertible Redeemable Preferred Stock (the `Convertible Preferred Stock') out of funds legally available therefore in accordance with the terms of the Convertible Preferred Stock which require the payment of quarterly dividends of $320,000 or $2.00 per share. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of Convertible Preferred Stock. To date, the Company has paid all dividends on all of the outstanding shares of the Convertible Preferred Stock. Except with respect to the dividends on the Convertible Preferred Stock, the Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends in the foreseeable future. See `Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.'

ITEM 6.  SELECTED FINANCIAL DATA

                                                                         Years Ended December 31,
                                                    ------------------------------------------------------

                                                      1992        1993      1994      1995          1996
                                                                             (In thousands, except per
                                                                                    share data)

Statement of Operations Data:
     Revenues                                     $  38,772      33,505    35,968    40,418        44,285
     Cost of revenues                                32,674      28,609    28,857    32,220        35,198
----------------------------------------------------------------------------------------------------------

     Gross profit                                     6,098       4,896     7,111     8,198         9,087
     Selling, general and administrative expenses     5,616       5,738     5,926     5,876         7,455
----------------------------------------------------------------------------------------------------------

     Income (loss) from operations                      482       (842)     1,185     2,322         1,632
     Interest income (expense), net                   (406)       (372)     (595)        57         1,239
----------------------------------------------------------------------------------------------------------

     Income (loss) before income taxes and
        proportionate share of loss of
        joint venture                                    76     (1,214)       590     2,379         2,871
     Income taxes                                        50          73        12       101           649
----------------------------------------------------------------------------------------------------------

     Income (loss) before proportionate share
        of loss of joint venture                         26     (1,287)       578     2,278         2,222
     Proportionate share of loss of
        joint venture                                     -           -     (321)     (824)         (165)
----------------------------------------------------------------------------------------------------------

     Net income (loss)                                   26     (1,287)       257     1,454         2,057
     Preferred stock dividends and charges
        for accretion                                     -           -         -   (1,394)       (1,500)
----------------------------------------------------------------------------------------------------------

     Net income (loss) attributable
        to common stockholders                    $      26     (1,287)       257        60           557
----------------------------------------------------------------------------------------------------------

     Net income (loss) per share                  $    0.00      (0.l6)      0.03      0.01          0.04
----------------------------------------------------------------------------------------------------------

     Weighted average common stock and
        common stock equivalents outstanding          7,388       7,936     8,656     8,820        13,922
----------------------------------------------------------------------------------------------------------

                                                                           As of December 31,
                                                    ------------------------------------------------------

                                                       1992        1993      1994      1995          1996

Balance Sheet Data:

     Working capital (deficit)                    $   1,265       (127)      (78)    24,114        62,161
     Total assets                                    13,127      12,754    19,200    38,660        85,199
     Long-term debt, convertible debenture
        and capital lease obligation                    123         288       502    10,123        10,939
     Redeemable convertible preferred stock               -           -         -    14,609        14,829
     Stockholders' equity                             4,529       6,159     6,933     9,257        55,147



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

         Historically, the Company's waste treatment revenues have been generated from projects in which the Company acts as a subcontractor for the DOE pursuant to fixed-price and cost-plus-fixed-fee contracts. Substantially all of the Company's waste treatment revenues during 1994 were derived from the DOE's Fernald Environmental Management Project and during 1995 and 1996 were derived from the DOE's Savannah River M-Area project. Revenues from these projects are recognized on the percentage-of-completion method as costs are incurred as measured by the cost-to-cost method.

         The Company has historically generated minimal revenues from waste treatment projects for commercial customers. Revenues from the operations of commercial waste treatment facilities are recognized as waste is processed. The Company's current commercial waste treatment projects are the DuraChem joint venture with Chem-Nuclear, Inc. and DuraTherm, which owns the San Leon, Texas thermal desorption facility. Income or loss from the Company's 45% share in DuraChem will be recorded by the Company on the equity method. DuraTherm commenced commercial operations in the second quarter of 1996. The Company consolidates the results of DuraTherm adjusting for the 20% minority interest in consolidation.

         In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE waste treatment projects. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE waste treatment project. The Company reached agreements to pursue the first three projects in November 1995, February 1996 and September 1996 and recognized as revenue the $1.0 million fees in the fourth quarter of 1995 and the first and third quarters of 1996, respectively. The Company is unable to predict the timing of recognition of future teaming fees, if any. In addition, BNFL will provide the Company with research and development funding of $500,000 annually for five years which will be used to offset certain of the Company's research and development expenses.

         The timing of new waste treatment projects, including those pursued jointly with BNFL, the duration of these projects, and the form in which these projects are owned and operated will affect period-to-period comparisons of the Company's operating results.

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at the DOE's Savannah River Site. This decision was the result of recent observations by the operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. As a result of this finding, the Company is performing a detailed inspection and assessment of the equipment. If this assessment results in a delay in completing the processing, the Company could incur contract losses on the M-Area contract in 1997. Until such time as this assessment is complete the loss, if any, cannot be reasonably determined.

RESULTS OF OPERATIONS

        Year ended December 31, 1995 Compared to Year Ended December 31, 1996

         Revenues increased by $3.9 million or 9.6%, from $40.4 million in 1995 to $44.3 million in 1996. The increase was primarily attributable to an increase in revenues from technical support services of $4.0 million and $3.9 million in revenues from the DuraTherm commercial waste treatment facility which commenced operations May 1, 1996. Revenues in 1996 also included $2.0 million in teaming fees received from BNFL, as compared to $1.0 million in 1995, in exchange for the Company's agreement to exclusively team with BNFL on two DOE waste treatment projects. Such increases were partially offset by a decline in revenues from DOE waste treatment projects of $5.0 million, from $10.1 million in 1995 to $5.1 million in 1996. Revenues from technical support services were $29.3 million in 1995 and $33.3 in 1996.

         The increase in revenues in technical support services was the result of more work performed on power plant outage and support services contracts with Duke Power Company and Southern Nuclear Operating Company, partially offset by reduced demand for training and consulting services to commercial nuclear power plants. The decrease in revenues from DOE waste treatment projects was attributable to lower revenues achieved on the Savannah River M-Area contract resulting from the delay in starting up this facility and the completion of several other projects in 1995. Revenues from the Savannah River M-Area contract were $6.1 million in 1995 and $3.4 million in 1996.

     Gross profit increased by $900,000 or 10.8% from $8.2 million in 1995 to $9.1 million in 1996. The increase in gross profit was primarily the result of the additional teaming fee from BNFL in 1996 as compared to 1995 and additional higher margin technical consulting service contracts obtained in 1996. As a percentage of revenues, gross profit was comparable at 20.3% in 1995 and 20.5% in 1996. Gross profits from DOE waste treatment projects were lower in 1996 as compared to 1995 principally as a result of project mix and modifications to the estimated costs to complete the Savannah River M-Area project. The estimated cost to complete the Savannah River M-Area project was increased in 1996 due to the Company's decision to make additional investments in the on-site facility to better position the Company to handle additional waste streams at that site. The Company expects to complete processing of the waste under this contract by October 1997. Based on estimates to complete at December 31, 1996, no provisions for contract losses were deemed necessary. Significant delays in processing could result in the Company needing to record contract losses during 1997. See
Note 19 to Notes to Consolidated Financial Statements. Gross profits from technical support services were $4.1 million in 1995 and $4.7 million in 1996, as a result of additional higher margin technical consulting service contracts obtained in 1996 as compared to 1995.

         Selling, general and administrative expenses increased by $1.6 million or 26.9% from 1995 to 1996. As a percentage of revenues, selling, general and administrative expenses increased from 14.5% in 1995 to 16.8% in 1996. The increase was principally the result of higher administrative costs incurred by the Company to support waste treatment projects for the DOE and commercial projects, costs incurred to develop and expand the Company's business as well as pre-operating costs for the DuraTherm commercial waste treatment facility.

         Interest income, net increased by approximately $1.2 million from 1995 to 1996. The increase was principally the result of interest income from the net proceeds of the Company's public stock offering in April 1996 partially offset by interest expense on the convertible debenture held by BNFL.

         Income tax expense was $101,000 in 1995 compared to $649,000 in 1996. Utilization of net operating loss carryforwards in 1995 resulted in no federal income taxes other than alternative minimum tax. The Company's 1996 tax provision includes an approximately $400,000 benefit from utilization of a net operating loss carryforward. As of December 31, 1996, the Company had utilized all net operating losses which could benefit future earnings. As of December 31, 1996, the Company had a net operating loss of approximately $1.3 million as the result of compensation deductions related to the exercise of non-qualified stock options. The Company has recorded the income tax benefit of such net operating loss as a deferred tax asset and as a credit to stockholder's equity.

         The Company's proportionate share in the loss of its 50% owned joint venture, Viritek, decreased from $824,000 in 1995 to $165,000 in 1996. The joint venture intends to pursue some potential international opportunities during 1997, however the Company expects the joint venture to have limited operations during 1997.

         As a result of factors discussed above, net income increased by $600,000 or 41.4% from $1.5 million in 1995 to $2.1 million in 1996.

       Year Ended December 31, 1994 Compared to Year Ended December 31, 1995

         Revenues increased by $4.4 million or 12.4%, from $36.0 million in 1994 to $40.4 million in 1995. The increase was primarily the result of an increase in revenues from waste treatment projects, which were $6.7 million in 1994 and $10.1 million in 1995. The most significant of the waste treatment projects is the Savannah River M-Area project with WSRC. Revenues from this contract were $2.3 million in 1994 and $6.1 million in 1995. Revenues in 1995 also include a $1.0 million teaming fee received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on a DOE waste treatment project in Hanford, Washington. Revenues from technical support services were $29.3 million in 1994 and $29.3 million in 1995.

         Gross profit increased by $1.1 million or 15.3%, from $7.1 million in 1994 to $8.2 million in 1995. The teaming fee from BNFL represented approximately $1.0 million of the increase. As a percentage of revenues, gross profit increased from 19.8% in 1994 to 20.3% in 1995. Gross profits from waste treatment projects were lower in 1995 as compared to 1994 principally as a result of project mix and modifications to the estimated costs to complete the Savannah River M-Area project. The estimated cost to complete the Savannah River M-Area project was increased in 1995 due to the Company's decision to make additional investments in the on-site facility to better position the Company to handle additional waste streams at that site. Gross profits from technical support services were $4.0 million in 1994 and $4.1 million in 1995.

         Selling, general and administrative expenses declined by $50,000 or 0.8%, from 1994 to 1995. As a percentage of revenues, selling, general and administrative expenses declined from 16.5% in 1994 to 14.5% in 1995. The percentage decline was principally the result of higher utilization of the Company's engineering staff on waste treatment projects and joint ventures, as well as increased revenues without a corresponding increase in administrative overhead.

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

         The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, increased from $321,000 in 1994 to $824,000 in 1995. Vitritek's 1995 loss was the result of limited business activity, as well as a $1.2 million write-off of Vitritek's intangible assets related to asbestos vitrification technology rights. In 1995, management of Vitritek concluded that the market for asbestos vitrification would not develop quickly enough to generate the cash flows necessary to recover the intangible assets acquired by Vitritek in 1993.

         Net income increased by $1.2 million or approximately 465% from $257,000 in 1994 to $1.5 million in 1995. The increase resulted from higher revenues from waste treatment projects, the receipt of the BNFL $1.0 million teaming fee and lower interest expense offset by the higher loss resulting from the write-off of intangible assets realized from the Vitritek joint venture.

LIQUIDITY AND CAPITAL RESOURCES

         In April 1996, the Company completed a public offering of 2,500,000 shares of Common Stock sold by the Company and 1,100,000 shares of Common Stock sold by certain shareholders. The shares were sold to the public at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company intends to use the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the net proceeds for the acquisition of businesses or technologies complementary to the Company's business, particularly in connection with the proposed acquisition of SEG.

         During 1996, the Company invested approximately $9.5 million in property, plant and equipment, and the DuraChem joint venture. The investments in property, plant and equipment consist of $2.4 million representing costs of the Company's waste treatment facility constructed on DOE property in South Carolina, and $3.6 million in the DuraTherm facility. The investments in the
DuraChem joint venture related principally to the construction of DuraMelters(TM) and related components. The Company presently expects to invest in the aggregate approximately $7.2 million in property, plant and equipment, including for the DuraTherm facility, and the DuraChem joint venture during 1997.

         As of December 31, 1996, the Company has capitalized approximately $4.2 million of equipment and installation costs related to the Savannah River M-Area facility. It is the Company's intention to recover these costs through additional waste treatment contracts at the Savannah River facility or by dismantling the equipment and using it in other waste treatment facilities the Company expects to construct throughout the United States. The recoverability of such cost will be impacted if future operating cash flow from the additional waste treatment projects are not achieved or the equipment cannot be fully deployed on future waste treatment projects. At December 31, 1996, the Company has not contracted with the DOE for any new waste treatment projects at the South Carolina site.

         Of the $18.0 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1996, $9.1 million relates to a contract with one DOE contractor which is expected to be collected in 1997. The Company has a backlog of orders of approximately $43.0 million at December 31, 1996, of which approximately $36.0 million is expected to be completed in 1997.

         The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the bank's LIBOR rate plus 2% (7.5% as of December 31, 1996). At December 31, 1996, no borrowings were outstanding and the Company had available borrowings of $5.2 million.

         In January 1997, the Company entered into a letter of intent to acquire 100% of the stock of SEG from Westinghouse for $28 million in cash and 156,986 shares of the Company's stock. SEG, a wholly-owned subsidiary of Westinghouse, based in Oak Ridge Tennessee, is the largest commercial radioactive waste processing company in the United States, offering an extensive range of waste processing services and technologies. The proposed acquisition is subject to the parties entering into a mutually acceptable definitive purchase agreement, certain regulatory approvals and other customary conditions. The Company anticipates closing the transaction in April 1997.

         The Company believes cash flows from operations, cash resources available at December 31, 1996 and, if necessary, borrowings available or expected to be available under the bank line of credit will be sufficient to fund currently planned capital improvements, acquire SEG and meet its operating needs, including the quarterly preferred dividend requirement of $320,000, for at least the next twelve months.

SEASONALITY

         Seasonality generally does not affect the Company's waste treatment technology operations; however, it does have an effect on the Company's technical support services business. A large component of the Company's staff augmentation business is devoted to nuclear power plant outage support. The seasonal nature of this work is caused by utilities' desire to schedule their nuclear unit refueling and maintenance outages during spring and fall when, due to moderate temperatures, electrical load demand is lowest. In addition, a significant portion of the Company's computer and communications consulting services client base is in the federal, state and local government sectors. Funding appropriations for many of these clients' projects are coordinated with the government's fiscal years which causes some season impact on this business. In contrast to the outage support business, demand for computer and communications consulting services typically peaks in winter and summer months.

CAUTIONARY INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

         In response to the `safe harbor' provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Annual Report on Form 10-K the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission, including the discussion of `Risk Factors' contained in the Company's Registration Statement on Form S-2 (File No. 333-01805) which became effective on April 22, 1996, to which reference is hereby made.

         The Company experienced growth in total revenues during 1996 as compared to 1995. In addition, net income in 1996 was significantly greater than in 1995. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies, particularly vitrification and thermal desorption, in the governmental and commercial sectors; the evaluation by DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL; and the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies. In addition, the Company's future operating results are largely dependent upon the timing and awarding of future contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concern over the treatment and disposal of radioactive, hazardous, mixed and other waste. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues, and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

Item 8.  Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       GTS DURATEK, INC. AND SUBSIDIARIES

                                                                           Page

Independent Auditors' Report.................................................27

Consolidated Balance Sheets at December 31, 1995 and 1996....................28

Consolidated Statements of Operations for the years ended
      December 31, 1994, 1995 and 1996.......................................29

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996.................................30

Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1995 and 1996.......................................31

Notes to Consolidated Financial Statements...................................32

Independent Auditors' Report



The Board of Directors and Stockholders
     GTS Duratek, Inc.:


       We have audited the accompanying consolidated financial statements of GTS Duratek, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item
14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTS Duratek, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                 KPMG Peat Marwick LLP


Baltimore, Maryland
March 4, 1997 except as
to the second paragraph
of Note 19, which is
as of March 28, 1997.

GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1995 and 1996


----------------------------------------------------------------------------------------------------------------------

                                                                                                1995             1996
----------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
     Cash and cash equivalents                                                        $   11,396,008    $  46,336,126
     Receivables, less allowance for doubtful accounts of $68,964 in 1995
        and $107,964 in 1996                                                               8,724,420        7,462,688
     Other accounts receivable                                                               597,093        1,547,755
     Costs and estimated earnings in excess of billings on uncompleted contracts           7,707,434        8,956,200
     Inventories                                                                             274,859          467,775
     Prepaid expenses and other current assets                                                79,686          432,317
     Deferred tax asset                                                                            -          993,159
----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                      28,779,500       66,196,020

Property, plant and equipment, net                                                         3,541,462       10,780,748
Investments in and advances to joint ventures, net                                         4,059,078        5,960,984
Intangibles, net of accumulated amortization of $628,047 in 1995
     and $752,913 in 1996                                                                    553,517          464,344
Deferred charges and other assets                                                          1,726,270        1,797,290
----------------------------------------------------------------------------------------------------------------------

                                                                                      $   38,659,827    $  85,199,386
----------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current
liabilities:
     Accounts payable and accrued expenses                                            $    4,194,713    $   3,985,157
     Current maturities of long-term debt and capital lease obligation                       470,709           49,403
----------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                  4,665,422        4,034,560

 Long-term debt and capital lease obligation                                                  36,000          206,794
Convertible debenture                                                                     10,086,931       10,682,897
Deferred tax liability                                                                             -          299,302
----------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                         14,788,353       15,223,553
----------------------------------------------------------------------------------------------------------------------

Minority interest of subsidiary                                                                5,610                -
----------------------------------------------------------------------------------------------------------------------

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value;
     160,000 shares authorized, issued and outstanding
     (liquidation value $16,320,000)                                                      14,608,890       14,828,965
----------------------------------------------------------------------------------------------------------------------

Stockholders' equity:
     Preferred stock - $.01 par value;  authorized 4,840,000 shares; none issued
     - Common stock - $.01 par value; authorized 35,000,000 shares; issued
        9,475,878 in 1995 and 12,419,231 in 1996                                              94,758          124,191
     Capital in excess of par value                                                       18,912,751       64,216,440
     Deficit                                                                             (9,578,758)      (9,021,986)
     Treasury stock at cost, 70,458 shares                                                 (171,777)        (171,777)
----------------------------------------------------------------------------------------------------------------------

Total stockholders' equity                                                                 9,256,974       55,146,868
----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies
----------------------------------------------------------------------------------------------------------------------

                                                                                      $   38,659,827    $  85,199,386
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements


GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1994, 1995 and 1996


----------------------------------------------------------------------------------------------------------------------

                                                                                1994              1995           1996
----------------------------------------------------------------------------------------------------------------------

Revenues                                                               $  35,967,563    $   40,418,066  $  44,284,618
Cost of revenues                                                          28,856,910        32,220,569     35,197,830
----------------------------------------------------------------------------------------------------------------------

Gross profit                                                               7,110,653         8,197,497      9,086,788
Selling, general and administrative expenses                               5,925,618         5,875,688      7,455,069
----------------------------------------------------------------------------------------------------------------------

Income from operations                                                     1,185,035         2,321,809      1,631,719
Interest income (expense), net                                             (595,475)            57,453      1,239,667
----------------------------------------------------------------------------------------------------------------------

Income before income taxes and proportionate share of
     loss of joint venture                                                   589,560         2,379,262      2,871,386
Income taxes                                                                  11,487           100,926        649,375
----------------------------------------------------------------------------------------------------------------------

Income before proportionate share of loss of joint venture                   578,073         2,278,336      2,222,011
Proportionate share of loss of joint venture                               (321,548)         (824,025)      (165,164)
----------------------------------------------------------------------------------------------------------------------

Net income                                                                   256,525         1,454,311      2,056,847
Preferred stock dividends and charges for accretion                                -       (1,394,064)    (1,500,075)
----------------------------------------------------------------------------------------------------------------------

Net income attributable to common stockholders                         $     256,525    $       60,247  $     556,772
----------------------------------------------------------------------------------------------------------------------

Net income per share                                                   $        0.03    $         0.01  $        0.04
----------------------------------------------------------------------------------------------------------------------

Weighted average common stock and common stock
     equivalents outstanding                                               8,655,811         8,820,131     13,922,375
----------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1994, 1995 and 1996


-----------------------------------------------------------------------------------------------------------------------------------
                                                                              Capital in
                                                    Common Stock               Excess of
                                              -------------------------          Par                       Treasury    Stockholders'
                                                    Shares      Amount          Value        Deficit         Stock          Equity
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1993                       8,627,775   $  86,278   $ 16,140,430   $ (9,895,530)   $ (171,777)  $   6,159,401

Net income                                               -           -              -        256,525             -         256,525

Exercise of options                                  7,000          70         16,829              -             -          16,899

Issuance of common stock
     in exchange for cash                          125,000       1,250        498,750              -             -         500,000
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1994                       8,759,775      87,598     16,656,009    (9,639,005)     (171,777)       6,932,825

Net income                                               -           -              -     1,454,311             -        1,454,311

Exercise of options and
     warrants                                      716,103       7,160      1,946,742              -             -       1,953,902

Income tax benefit from
     exercise of non-qualified
     stock options                                       -           -         30,000              -             -          30,000

Issuance of common stock
     option for cash                                     -           -        280,000              -             -         280,000

Preferred stock dividends
     and charges for accretion                           -           -              -    (1,394,064)             -      (1,394,064)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                       9,475,878      94,758     18,912,751    (9,578,758)      (171,777)      9,256,974

Net income                                               -           -              -     2,056,847              -       2,056,847

Exercise of options and
     warrants                                      442,183       4,421      1,120,201             -              -       1,124,622
Income tax benefit from
     exercise of non-qualified
     stock options                                       -           -      1,036,040              -             -       1,036,040

Other issuances of common
     stock                                           1,170          12         19,338              -             -          19,350

Issuance of common stock
     for cash                                    2,500,000      25,000     43,128,110              -             -      43,153,110

Preferred stock dividends and
     charges for accretion                               -           -              -    (1,500,075)             -     (1,500,075)
-----------------------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1996                      12,419,231   $ 124,191   $ 64,216,440  $ (9,021,986)   $ (171,777)  $   55,146,868
-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1994, 1995 and 1996

--------------------------------------------------------------------------------------------------------------------

                                                                              1994             1995            1996
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net income                                                      $     256,525    $    1,454,311    $  2,056,847
     Adjustments to reconcile to net income to net cash
         provided by (used in) operating activities:
            Depreciation and amortization                                  508,900           608,165         826,613
            Loss on sales of property, plant and equipment                       -                 -          16,800
            Accrued interest on convertible debenture                            -            86,931         595,966
            Proportionate share of loss of joint venture                   321,548           824,025         165,164
            Deferred income tax benefit                                          -                 -        (693,857)
            Income tax benefit from exercise of non-qualified
                stock options                                                    -            30,000       1,036,040
            Changes in operating items, net of effects of
                businesses acquired in 1995 and 1996:
                   Receivables                                          (2,697,259)         (759,195)      1,528,795
                   Costs and estimated earnings in excess of
                      billings on uncompleted contracts                 (2,843,655)       (3,280,263)     (1,248,766)
                   Inventories                                              (8,180)           61,180        (192,916)
                   Prepaid expenses and other current assets                (6,227)           63,624        (344,567)
                   Accounts payable and accrued expenses                   441,747           145,995        (283,858)
                   Other                                                         -           (81,729)       (217,939)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                    (4,026,601)        (846,956)       3,244,322
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Additions to property, plant and equipment                          (269,383)      (1,586,062)      (7,438,862)
     Proceeds from sales of property, plant and equipment                        -                -          63,200
     Acquisitions of businesses, net of cash acquired                            -        (260,619)        (278,446)
     Advances to joint ventures                                        (1,489,319)      (2,465,332)      (2,067,070)
     Advances to employees, net                                                  -        (366,495)        (730,249)
     Other                                                                  37,674        (344,222)        (332,716)
--------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                  (1,721,028)      (5,022,730)     (10,784,143)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Net proceeds from (repayments of) short-term borrowings             4,520,946      (7,630,512)               -
     Proceeds from issuance of long-term debt                            1,110,000               -                -
     Reduction of long-term debt and capital lease obligation             (400,216)       (702,802)        (537,143)
     Preferred stock dividends paid                                              -        (875,200)      (1,280,000)
     Proceeds from issuance of common stock                                516,899       1,953,902       44,297,082
     Proceeds from issuance of convertible debenture, net
        of debt issue costs                                                      -       9,830,280                -
     Proceeds from issuance of preferred stock and common stock
        options, net of offering expenses                                        -      14,690,026                -
--------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                5,747,629      17,265,694       42,479,939
--------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                        -      11,396,008       34,940,118
Cash and cash equivalents, beginning of year                                     -               -       11,396,008
--------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                               $           -    $ 11,396,008    $  46,336,126
--------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.


GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================



   (1)   ORGANIZATION AND DESCRIPTION OF BUSINESS

         GTS Duratek, Inc. (GTS or the Company) is an environmental services company that provides waste treatment solutions for radioactive, hazardous, mixed (i.e. intermingled radioactive and hazardous) and other wastes. The Company's approach is to combine its proprietary technologies and related specialized services to convert waste into environmentally safe and stable forms that significantly reduces the volume. Proprietary technologies include vitrification, thermal desorption and ion exchange. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The services provided by the Company include staff augmentation and outage support to assist nuclear power plants during maintenance shutdowns and environmental and computer consulting.


   (2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND PRACTICES

         Principles of consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned except for DuraTherm, Inc., which is 80% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

         Cash and cash equivalents

         The Company considers all highly liquid investments with initial maturities, at the date of purchase, of three months or less to be cash equivalents. Cash equivalents, consisting principally of overnight repurchase agreements, were $11,212,008 and $46,336,126 at December 31, 1995 and 1996, respectively.

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

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

 (2)   CONTINUED

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

         Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

         The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, on January 1, 1996. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

         Revenue recognition

         The Company generates substantially all of its revenue under fixed-price and time-and- materials contracts. Revenue from contracts is recognized on the percentage-of-completion method as costs are incurred and includes estimated fees at predetermined rates as measured by the cost-to-cost method. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance. Differences between recorded costs, estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities. Retainages, amounts subject to future negotiation and amounts related to claims are not material.

         In addition, the Company generates revenue from product sales which is recognized upon shipment.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


   (2)   CONTINUED

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

         Stock Option Plan

         Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (`APB') Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide pro forma disclosure provisions of SFAS No. 123.

         Net income per share

         The net income per share for 1994, 1995 and 1996 was computed by dividing the net income applicable to common stock, which reflects the preferred stock dividend requirement and accretion, by the weighted average number of shares of common stock outstanding and common stock equivalents to the extent they result in additional dilution. As the Company has issued options and warrants which exceed 20% of the common stock outstanding, the Company determines the dilutive effect of such common stock equivalents using the modified treasury stock method. For the years ended December 31, 1994 and 1995, the common stock equivalents were deemed to be anti-dilutive and, accordingly, are not included in the weighted average number of shares used in determining net income per share.

         Fair Value of Financial Instruments

         The estimated fair value of financial instruments, including accounts receivable, accounts payable and long-term debt, approximate carrying values.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

   (2)   CONTINUED

         Use of Estimates

         Management   of  the  Company  has  made  a  number  of  estimates  and assumptions relating to the reporting of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period to prepare these consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ significantly from those estimates.

         Reclassifications

         Certain amounts for 1994 and 1995 have been reclassified to conform to the presentation for 1996.


   (3)   OTHER ACCOUNTS RECEIVABLE

         Other accounts receivable include loans of $394,198 and $287,341 to two of the Company's executive officers. The loans bear interest at market rates and are due by December 31, 1997.


   (4)   INVENTORIES

         Inventories at December 31 consist of the following:

                                                                    1995            1996
-----------------------------------------------------------------------------------------

Raw materials                                                $    36,256    $    187,787
Finished goods                                                   238,603         279,988
-----------------------------------------------------------------------------------------

                                                             $   274,859    $    467,775
-----------------------------------------------------------------------------------------


GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

   (5)   PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31 consists of the following:

                                                                        1995            1996
          -----------------------------------------------------------------------------------

          Machinery and equipment                              $   4,942,753    $  9,747,895
          Leasehold improvements, furniture and fixtures           1,105,851       1,566,775
          Construction in progress                                 1,650,353       4,063,209
          -----------------------------------------------------------------------------------

                                                                   7,698,957      15,377,879

          Less accumulated depreciation and amortization           4,157,495       4,597,131
          -----------------------------------------------------------------------------------

                                                               $   3,541,462    $ 10,780,748
          -----------------------------------------------------------------------------------


         Construction in progress relates principally to costs of a waste treatment facility constructed on United States Department of Energy
         (DOE) property in South Carolina by the Company that will be fully operational in 1997. It is the Company's intention to recover these costs through additional waste treatment contracts at the DOE facility where the equipment is currently located or to dismantle the equipment and use it in other waste treatment projects throughout the United States. The recoverability of such costs will be impacted if future operating cash flows from the additional waste treatment projects are not achieved or the equipment cannot be fully deployed on future waste treatment projects. At December 31, 1996, the Company has not contracted with the DOE for any new waste treatment projects at the South Carolina site.


   (6)   JOINT VENTURES AND OTHER AGREEMENTS

         In order to commercialize its vitrification technology more rapidly and cost-effectively, the Company has developed several important joint venture and other arrangements. The following is a summary of those relationships:

         BNFL, Inc.

         In November 1995, the Company and BNFL, Inc. (BNFL) entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of BNFL plc, a United Kingdom-based company experienced in processing and stabilizing high level radioactive waste. Under the terms of the strategic alliance, the Company and BNFL have agreed to jointly pursue up to five major DOE waste stabilization projects. The terms of the strategic alliance provide that BNFL pay the Company a teaming fee of $1 million each time the two companies agree to exclusively pursue together a waste stabilization project. Upon the execution of the strategic alliance agreement in 1995, the Company received and recognized as revenue a $1 million fee for its agreement to pursue a project exclusively with BNFL at the DOE's Hanford, Washington facility. During 1996, the Company recognized as revenue two $1 million fees for its agreement to pursue two additional DOE waste treatment projects, exclusively with BNFL. During 1996, the team of BNFL and the Company were awarded Phase 1 contracts at the DOE's Hanford and Idaho facilities.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


   (6)   CONTINUED

         As part of the strategic alliance, BNFL invested $10 million in the Company in the form of a convertible debenture (see note 10) and agreed to provide the Company with research and development funding of at least $500,000 per year over the next five years. During 1996 BNFL provided research and development funding of approximately $442,000.

         DuraChem, Inc.

         In September 1994, the Company and Chem-Nuclear Systems, Inc. (Chem-Nuclear), a subsidiary of WMX Technologies, Inc., formed a joint venture to design, build and operate vitrification facilities to process commercial radioactive waste for disposal. The Company will contribute 45% of the facility construction costs and share proportionately in the venture's profits. The joint venture, DuraChem, operates as a limited partnership. The Company's investment in, and advance to, DuraChem at December 31, 1995 and 1996 of $2,938,051 and $4,881,355, respectively, related to construction of a facility in Barnwell, South Carolina. The facility is expected to begin commercial operations in 1997.

         Vitritek Environmental, Inc.

         Through a joint venture with Vitritek Holdings LLC, a privately-held entity, the Company has extended its vitrification technology to non-radioactive hazardous waste such as asbestos, fly ash and medical waste. The joint venture entity, Vitritek Environmental, Inc. (`Vitritek'), is owned equally by the Company and Vitritek Holdings LLC. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings LLC. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally.

         The Company's investment in, and advance to, Vitritek at December 31, 1995 and 1996 were $1,121,027 and $1,079,629, respectively. As of
         December 31, 1996, Vitritek had assets of $2,066,768 and liabilities of $3,500,000 (including $1,750,000 due to the Company). For the year ended December 31, 1995 and 1996, Vitritek had net sales of $678,989 and $0, respectively and net losses of $1,997,655 and $680,327, respectively. For the years ended December 31, 1995 and 1996 the Company recognized its proportionate share of loss in the consolidated statement of operations after intercompany eliminations.


   (7)   ACQUISITION

         In November 1995, the Company acquired 80% of the outstanding capital stock of Bird Environmental Gulf Coast, Inc., since named DuraTherm, Inc. (`DuraTherm'), from Bird Environmental Technologies, Inc., a wholly-owned subsidiary of Bird Corporation (`Bird'). DuraTherm owns and operates a hazardous waste facility using thermal

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

  (7)   CONTINUED

         desorption technology in San Leon, Texas. As part of the purchase transaction, the Company also acquired, through a licensing arrangement, the exclusive rights to the thermal desorption technology used by the facility.

         The remaining 20% of the outstanding capital stock of the Company is held by certain individuals (the `Minority Shareholders') who developed the technology and have operated and will continue to operate the facility. The Minority Shareholders have entered into employment agreements providing for incentive compensation tied directly to the financial performance of the facility. The Minority Shareholders have the right to `put' their stock to the Company at fair market value beginning in December 1999 or earlier upon the occurrence of certain events. The Company has the right to `call' the stock of the Minority Shareholders at fair market value beginning in December 2001 or earlier upon the occurrence of certain events.

         The acquisition of DuraTherm was accounted for using the purchase method of accounting. The estimated fair value of the net tangible assets acquired exceeded the purchase price at November 29, 1995. Accordingly, the net purchase price in excess of the net carrying value of DuraTherm of approximately $238,000 was allocated to property, plant and equipment. The Company has determined the amount of the minority interest of the subsidiary based upon the 20% of the net assets of DuraTherm at the date of acquisition.


   (8)   SHORT-TERM BORROWINGS

         The Company has a revolving line of credit agreement with a bank providing for borrowings of up to $7,000,000 based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at LIBOR plus 2% (7.5% at December 31, 1996). Borrowings outstanding under the line of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. The line of credit agreement requires the Company to meet certain financial covenants and restricts the payment of dividends on the Company's common stock. No amounts were outstanding at December 31, 1995 or 1996.

         The Company paid interest expense of $544,933, $189,347 and $62,890 during the years ended December 31, 1994, 1995 and 1996, respectively.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


   (9)   ACCOUNTS PAYABLE AND ACCRUED EXPENSES


         Accounts  payable  and  accrued  expenses at December 31 consist of the following:

                                                                            1995                  1996
          ---------------------------------------------------------------------------------------------

          Accounts payable                                       $     2,165,720       $     1,630,939
          Accrued expenses                                               846,999             1,280,916
          Salaries and related costs                                     861,994               753,302
          Preferred stock dividend payable                               320,000               320,000
          ---------------------------------------------------------------------------------------------

                                                                 $     4,194,713       $     3,985,157
          ---------------------------------------------------------------------------------------------


  (10)   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

         The Company's obligations under its notes payable to a bank were repaid during 1996. No amounts were outstanding at December 31, 1996.

         During 1996, the Company acquired $271,777 of equipment pursuant to a capital lease obligation. The lease requires monthly payments of $6,526 through April 2001. At December 31, 1996, the present value of the future minimum lease payments was $256,197.


  (11)   CONVERTIBLE DEBENTURE

         In November 1995, in connection with the formation of a strategic alliance, the Company received proceeds of $9,830,280, net of debt issue costs from the issuance of a $10 million convertible debenture to BNFL. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR). The debenture and the accrued interest are convertible into 1,381,575 shares of the Company's common stock on or before November 7, 2000. The debenture is to be repaid in annual installments over a five-year period commencing on November 8, 2000. The conversion and repayment dates can be extended under certain circumstances. At December 31, 1995 and 1996, the balance due BNFL of $10,086,931 and $10,682,897 included accrued interest of $86,931 and $682,897, respectively.

         The estimated fair value of the convertible debenture at December 31, 1996 was approximately $12 million.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

  (12)   8% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

         In January 1995, the Company issued for $16 million, 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the `Convertible Preferred Stock') and an option (the `Carlyle Option') to purchase up to an additional 1.25 million shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group (`Carlyle'). The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on January 24, 2002 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000.

         The proceeds, net of offering expenses of $1,309,974, from the issuance of the Convertible Preferred Stock and Carlyle Option were $14,690,026, of which $14,410,026 was allocated to the Convertible Preferred Stock and $280,000 was allocated to the fair value of the Carlyle Option. The difference between the carrying value of the Convertible Preferred Stock and the redemption value is being accreted through charges to stockholders' equity over a six-year period to January 24, 2002.

         The estimated fair value of the Convertible Preferred Stock at December 31, 1996 was approximately $46 million.


  (13)   STOCKHOLDERS' EQUITY

         In February 1996, the Company completed the sale of 2,500,000 shares of common stock resulting in proceeds of $43,153,110, net of transaction costs.

         During the years ended December 31, 1995 and 1996, the Company received compensation deductions, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefits of such deductions, which are included in stockholders' equity, were $30,000 and $1,036,040 for the years ended December 31, 1995 and 1996, respectively.


  (14)   STOCK OPTION PLANS AND WARRANTS

         The Company has a non-qualified Stock Option Plan (the `Plan') which authorizes a committee of the Board of Directors to grant options to purchase shares of the Company's common stock to directors, officers and employees of the Company. The exercise price of such options may not be less than 85% of the fair market value of the common stock on the date of grant and the exercise period may not be more than ten years after such date.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

  (14)   Continued

         At December 31,1996, there were 926,400 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 was $6.25 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-fee interest rate of 6.6%, expected volatility of 56%, and an expected life of four years.

         The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income attributable to common stockholders and net income per share for the year ended December 31, 1996, would have been $485,000 and $.03, respectively.

         Pro forma net income reflects only options granted in 1996. No employee stock options were granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

         Changes in options and warrants are as follows:

                                                                    Weighted
                                                                     Average
                                                                    Exercise      Number of
                                                                      Price          Shares
--------------------------------------------------------------------------------------------

December 31, 1993                                            $         2.71       1,575,500
Granted                                                                3.52         949,000
Exercised                                                              2.41         (7,000)
Terminated                                                             2.92        (27,500)
--------------------------------------------------------------------------------------------

December 31, 1994                                                      3.01       2,490,000
Granted                                                                2.97         173,401
Caryle Option                                                          3.75       1,250,000
Exercised                                                              2.73       (716,103)
Terminated                                                             2.56         (2,500)
--------------------------------------------------------------------------------------------

December 31, 1995                                                      3.26       3,194,798
Granted                                                               12.59          77,000
Exercised                                                              2.54       (442,183)
Terminated                                                             1.50         (2,900)
--------------------------------------------------------------------------------------------

December 31, 1996                                            $         3.74       2,826,715
--------------------------------------------------------------------------------------------


GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


  (14)   CONTINUED

       The  following  table  summarizes  information  about  outstanding  and exercisable options and warrants at December 31, 1996:

                                 Outstanding                                            Exercisable
          --------------------------------------------------------------------- ----------------------------
                                                     Weighted
                                                      Average          Weighted                    Weighted
                  Range of                          Remaining          Average                      Average
                  Exercise             Number     Contractual         Exercise       Number        Exercise
                    Prices        Outstanding            Life            Price  Exercisable           Price
          --------------------------------------------------------------------- ----------------------------

          $ 1.00                       18,500       3.0 years    $        1.00       18,500    $       1.00
            2.34                      250,000       3.0 years             2.34      250,000            2.34
            2.97-3.75               2,481,215       2.4 years             3.63    2,114,055            3.65
            12.375-13.750              77,000       4.2 years            12.59       18,650           12.55
                                --------------                                  ------------

                                    2,826,715                                     2,401,205
                                --------------                                  ------------




         At December 31, 1996, the Company has reserved 10,468,023 shares for issuance of options, warrants and securities convertible into the Company's common stock.

(15) INCOME TAXES


         The provision for income taxes for the years ended December 31 consist of the following:

                                                                1994          1995               1996
          -------------------------------------------------------------------------------------------------

          Current:
            State                                      $        11,487   $    50,230      $     182,826
            Federal                                                  -        50,696          1,160,406
          -------------------------------------------------------------------------------------------------

                                                                11,487       100,926          1,343,232
          -------------------------------------------------------------------------------------------------

          Deferred:
            State                                                    -             -           (88,956)
            Federal                                                  -             -          (604,901)
          -------------------------------------------------------------------------------------------------

                                                                     -             -          (693,857)
          -------------------------------------------------------------------------------------------------

                                                       $        11,487   $   100,926      $    649,375
          -------------------------------------------------------------------------------------------------



GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(15)   CONTINUED

         The provision for income taxes for the years ended December 31 is reconciled to the amount computed by applying the statutory Federal income tax rate to income before income taxes and proportionate share of loss of joint venture as follows:

                                                             1994           1995           1996
          ----------------------------------------------------------------------------------------

          Federal income tax at statutory rate           $   200,000   $    809,000   $    976,000
          State income taxes, net of Federal tax benefit      11,487         33,152         61,954
          Use of net operating loss carryforwards
          and change in valuation allowance                 (200,000)      (741,226)      (388,579)
          ----------------------------------------------------------------------------------------

                                                         $    11,487   $    100,926   $    649,375
          ----------------------------------------------------------------------------------------



         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                                            1995            1996
          ----------------------------------------------------------------------------------------

          Allowance for doubtful accounts                            $       27,000   $    41,991
          Capitalized inventory costs                                        52,000        56,410
          Accelerated depreciation                                         (611,000)     (242,362)
          Net operating loss carryforward                                   863,000       516,339
          Alternative minimum tax                                            20,000       280,127
          Other                                                             449,000        41,352
          ----------------------------------------------------------------------------------------

                                                                            800,000       693,857

          Less valuation allowance                                          800,000             -
          ----------------------------------------------------------------------------------------
                                                                     $            -   $   693,857


         In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous three years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed no valuation allowance necessary at December 31, 1996.

         At December 31, 1996, the Company has net operating loss carryforwards of approximately $1.3 million which are available to offset future taxable earnings of the Company through 2008. The Company paid income taxes of $11,487, $60,091 and $551,089 in the years ended December 31, 1994, 1995 and 1996.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(16)   PENSION, PROFIT SHARING AND INVESTMENT PLANS

         The Company maintains a Profit Investment Plan (the `Plan') for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $74,000, $162,000 and $102,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

(17)   BUSINESS AND CREDIT CONCENTRATIONS

         The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. At December 31, 1995 and 1996, approximately 87% and 62% of the Company's accounts receivable were due from these entities, respectively. Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $5,115,785 and $7,591,628 at December 31, 1995 and $2,217,772 and $8,739,684 at December 31, 1996,
         respectively. In 1994, one customer comprised 23% of the Company's annual revenues. In 1995, three customers comprised 23%, 17% and 16% of the Company's annual revenues, respectively. In 1996, two customers comprised 28% and 12% of the Company's annual revenues, respectively. Contracts with the Company's largest customer during 1994, 1995 and 1996 expire during 1997 and 1998. The Company is currently pursuing renewal of its contract relationship with Duke Power, however there can be no assurance that such efforts will be successful.

         The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.


(18)   COMMITMENTS AND CONTINGENCIES

         Royalty Agreements

         The Company has entered into an exclusive licensing agreement with the inventors of the vitrification technology, pursuant to which the inventors have granted to the Company the exclusive license and rights to all vitrification technology and process patents which they developed. The exclusive license agreement expires 17 years after the last licensed patent is granted, which at this time will be in 2012. The agreement provides for a guaranteed minimum royalty of $100,000 per year throughout the term of the agreement. Pursuant to the agreement, royalty expense was limited to $100,000 in each of the years ended December 31, 1994 and 1995. During 1996, the Company was obligated to make payments of 1% to 3% of net sales values, as defined. Royalty expense was approximately $100,000 for the year ended December 31,1996.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

(18)   CONTINUED

         The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and, upon the satisfaction of certain conditions, are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5% of the sales of any such equipment. No royalty expense was earned for the year ended December 31, 1996.

         Leases

         The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $303,000, $315,000 and $292,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

         The following is a schedule of future minimum annual lease payments for all long-term operating leases as of year ending December 31, 1996:

           1997                                                 $        499,000
           1998                                                          440,000
           1999                                                          440,000
           2000                                                          440,000
           2001                                                          440,000
           Thereafter                                                  2,200,000
           ---------------------------------------------------------------------

                                                                $      4,459,000
           ---------------------------------------------------------------------



         Legal Proceedings

         The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================

  (19)   SUBSEQUENT EVENT

         In January 1997, the Company entered into a letter of intent with to acquire 100% of the stock of Scientific Ecology Group, Inc. (SEG) from Westinghouse Electric Corp. (`Westinghouse') for $28 million in cash and 156,986 shares of the Company's stock. SEG, a wholly-owned subsidiary of Westinghouse, based in Oak Ridge Tennessee, is the largest commercial radioactive waste processing company in the United States, offering an extensive range of waste processing services and technologies. The proposed acquisition is subject to the parties entering into a mutually acceptable definitive purchase agreement, certain regulatory approvals and other customary conditions. The Company anticipates closing the transaction in April 1997.

        On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at the DOE's Savannah River Site. This decision was the result of recent observations by the operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. As a result of this finding, the Company is performing a detailed inspection and assessment of the equipment. If this assessment results in a delay in completing the processing, the Company could incur contract losses on the M-Area contract in 1997. Until such time as this assessment is complete the loss, if any, cannot be reasonably determined.

     ===========================================================================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

Executive Officers of GTS Duratek as of March 14, 1997

         The following table sets forth the names of the executive officers of the Company, their positions with the Company, and their principal business experience for the last five years:

Name                        Age       Position                                   Principal Business Experience
--------------------------------------------------------------------------------------------------------------------

Daniel A. D'Aniello          50       Chairman of the Board of Directors         Managing Director, The Carlyle Group
                                                                                 since 1987.  Chairman of the Board of
                                                                                 the Company since January 1995.

Robert E. Prince             49       President, Chief Executive                 President and Chief Executive Officer of
                                      Officer and Director                       the Company since November 1990 and
                                                                                 director since 1991; Founder of General
                                                                                 Technical Services, Inc. (GTS) in October
                                                                                 1984; President and Chief Executive
                                                                                 Officer of GTS from 1987 to 1992.

Robert F. Shawver            40       Executive Vice President and               Executive Vice President of the Company
                                      Chief Financial Officer                    since May 1993; Chief Financial Officer
                                                                                 and Chief Administrative  Officer of the
                                                                                 Company since 1987; Vice President
                                                                                 of the Company from 1987 to 1993.

Craig T. Bartlett            34       Treasurer                                  Treasurer of the Company since February
                                                                                 1996; Controller of the Company since
                                                                                 February 1993; Director, Financial
                                                                                 Operations of the Company from 1991
                                                                                 to 1993;  Assistant Controller of the
                                                                                 Company from 1988 to 1991.

C. Paul Deltete              48       Senior Vice President,                     Senior Vice President of Environmental
                                      Environmental Operations and               Operations and Support of the Company
                                      Support                                    since January 1996; President of Analytical
                                                                                 Resources, Inc. (an environmental consult-
                                                                                 ing firm acquired by the Company in 1996)
                                                                                 from 1984 to January 1996.

Diane L. Leviski             36       Vice President, Human Resources            Vice President of Human Resources of
                                                                                 the Company since February 1996;
                                                                                 Director of Human Resources from 1988
                                                                                 to 1996; Manager of Human Resources
                                                                                 of the Company from 1985 to 1988.

         Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under `Election of Board of Directors' in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 1997 (the `1997 Proxy Statement'), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

         The text and tables under `Executive Compensation' in the Company's 1997 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a) Except as indicated in the 1997 Proxy Statement, the Company knows of no person who on March 14, 1997, owned beneficially more than 5% of its Common Stock.

         (b) The stock ownership information contained in the text and tables under `Securities Beneficially Owned' in the Company's 1997 Proxy Statement is incorporated herein by reference.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change ofcontrol of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The text under `Executive Compensation and Certain Transactions with Management and Others' in the Company's 1997 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following consolidated financial statements of GTS Duratek and its subsidiaries are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1995 and December 31, 1996

         Consolidated Statement of Operations for the years ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1995 and 1996

         Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1995 and 1996

         Notes to Consolidated Financial Statements

         (a) (2) The following is a list of all financial statement schedules for the years ended December 31, 1994, 1995 and 1996 filed as part of this Report:

      Schedule II - Valuation and Qualifying Accounts.........................51

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

      (a) (3)  See accompanying Index to Exhibits.............................53

         (b)      Reports on Form 8-K.

                  No reports on form 8-k were filed during the last quarter of 1996.
         (c)      The following is a list of exhibits filed herewith:

         Exhibit No.                        Document

              11.1                  Computation of Earnings Per Share
              21.1                  Subsidiaries of the Registrant
              23.1                  Consent of KPMG Peat Marwick LLP
              27.1                  Financial Data Schedule

         (d) The following is a list of financial statement schedules filed herewith:

                  Schedule II - Valuation and Qualifying Accounts

                                          GTS DURATEK, INC. AND SUBSIDIARIES

                                            Valuation and qualifying accounts

                                                      SCHEDULE II


     --------------------------------------------------------------------------------------------------------------------------

                                                                         Charges           Charges
                                                     Balance at          to costs          to other                    Balance
                                                     beginning             and            accounts -   Deductions       at end
                                                     of period           expenses          describe   (a) -describe   of period

     --------------------------------------------------------------------------------------------------------------------------

     Allowance for doubtful accounts:
        Year ended December 31, 1996               $    68,964           39,000                 -           -          107,964

        Year ended December 31, 1995               $    97,732           51,263                 -     (80,031)          68,964

        Year ended December 31, 1994               $    67,732           30,000                 -           -           97,732
     ---------------------------------------------------------------------------------------------------------------------------

     (a)Deductions represent write-offs of specifically identified accounts.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                GTS DURATEK, INC.

Dated:  March 28, 199
                                                    By: /s/ ROBERT E. PRINCE
                                                       ---------------------
                                                      President and Chief
                                                       Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                                 Principal Executive Officer:

               March 28, 1997                          /s/ ROBERT E. PRINCE
                                                       --------------------
                                                        ROBERT E. PRINCE
                                                      President and Chief
                                                       Executive Officer

                                                 Principal Financial Officer:

               March 28, 1997                          /s/ ROBERT F. SHAWVER
                                                       ---------------------
                                                          ROBERT F. SHAWVER
                                                    Executive Vice President and
                                                        Chief Financial Officer

                                                 Principal Accounting Officer:

               March 28, 1997                          /s/ CRAIG T. BARTLETT
                                                       ---------------------
                                                        CRAIG T. BARTLETT
                                                            Treasurer

                                       A  Majority of the Board of Directors:

               March 28, 1997                          /s/ DANIEL A. D'ANIELLO
                                                       -----------------------
                                                          Daniel A. D'Aniel

               March 28, 1997                         /s/ WILLIAM E. CONWAY, JR.
                                                      --------------------------
                                                           William E. Conway


               March 28, 1997                        /s/ ROBERT E. PRINCE
                                                     --------------------
                                                        Robert E. Prince

                                 EXHIBITS INDEX


Exhibit
No.

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

4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle-International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

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

10.2 Asset Purchase Agreement dated August 20, 1990 between Chem-Nuclear Systems, Inc. and Duratek Corporation. Incorporated herein by reference to Exhibit 1 to the Registrant's (File No. 0-14292).

10.3 Loan and Security Agreement dated February 9, 1993 between The Bank of Baltimore and GTS Duratek, Inc., General Technical Service, Inc., and GTS Instrument Services, Inc. Incorporated herein by reference to Exhibit 10.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 (File No. 0-14292).

10.4 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to
            Exhibit 10.9 of the Registrant's  Annual Report on Form
            10-K for the year ended December 31, 1992 (File No. 0-14292).

10.5 Purchase Agreement dated October 15, 1993 between GTS Duratek, Incorporated herein by reference to Exhibit 2 of the Registrant's (File No. 0-14292).

10.6 Warrant Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America.
            Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated October 15, 1993(File No. 0-14292).

10.7 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Jack J. Spitzer. Incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated December 22, 1993 (File No. 0-14292).

10.8 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Joseph H. Domberger. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated December 22, 1993 (File No.0-14292).

10.9        Stockholders'   Agreement  dated  December  28,  1993  between  GTS
            Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated December 22, 1993
            (File No. 0-14292).

Exhibit
No.

10.10 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31,1993
            (File No. 0-14292).

10.11 Agreement dated February 24, 1994 between GTS Duratek, Inc. and the University of Chicago (Operator of Argonne
            National  Laboratory).  Incorporated  herein by reference to
            Exhibit 10.18 of the  Registrant's  Annual Report on Form
            10-K for the year ended December 31, 1993 (File No. 0-14292).

10.12 Agreement dated September 15, 1994 between DuraChem Limited Partnership, a Maryland limited partnership, by and among CNSI Sub, Inc. and GTSD Dub, Inc. as the General Partners, and Chemical Waste Management, Inc. and GTS Duratek, Inc.
            as the Limited Partners.  Incorporated  herein by reference to
            Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 0-14292).

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

10.15 Stock Purchase Agreement by and among Bird Environmental Gulf Coast, Inc., Bird Environmental Technologies, Inc.,
            Bird  Corporation,  GTS Duratek,  Inc. and GTSD Sub II, Inc.
            dated as of November 29, 1995. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current
            Report on Form 8-K filed on  December  11, 1995 (File No.0-14292).

10.16 Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc., GTS Duratek, Inc., GTSD Sub II, Inc., Jim
            S. Hogan, Mark B. Hogan, Barry K. Hogan and Sam J. Lucas III dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(3) of the Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No.0-14292).

10.17 Technology License Agreement by and among GTS Duratek, Inc., Bird Environmental Gulf Coast, Inc. and Jim S. Hogan dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(4) of the Registrant's Current Report on
            Form 8-K filed on December 11, 1995 (File No. 0-14292).

Exhibit
No.

11.1        Computation of Earnings Per Share (filed herewith).

21.1        Subsidiaries of the Registrant (filed herewith).

23.1        Consent of KPMG Peat Marwick LLP (filed herewith).

27.1        Financial Data Schedule.