Form 10-Q
period 1997-03-31
GTS DURATEK INC
filed 1997-05-15
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 -------------
                                   FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 1997

                                      OR

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934
       For the transition period from            to
                                     ------------  ------------

                         Commission File Number 0-14292

                               GTS DURATEK, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     22-2476180
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                            21046
-------------------------------------------                          ----------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----    -----

Number of shares outstanding of each of the issuer's classes of common stock as of May 8, 1997:


     Common Stock, par value $0.01 per share        12,596,765 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------
                                                                           PAGE
                                                                           ----
Part I      FINANCIAL INFORMATION
------

Item 1.     Financial Statements

            Consolidated Condensed Balance Sheets
                  as of March 31, 1997 and December 31, 1996..............    1

            Consolidated Condensed Statements of Operations for the
                  Three Months Ended March 31, 1997 and 1996..............    2

            Consolidated Condensed Statement of Changes in Stockholders'
                  Equity for the Three Months Ended March 31, 1997........    3

            Consolidated Condensed Statements of Cash Flows for the
                  Three Months Ended March 31, 1997 and 1996..............    4

            Notes to Consolidated Financial Statements....................    5

Item 2.     Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................    7

            Qualification Relating to Financial Information...............   10


Part II     OTHER INFORMATION
-------

Item 2.     Changes in Securities.........................................   11

Item 5.     Other Information.............................................   11

Item 6.     Exhibits and Reports on Form 8-K..............................   12

            Signatures....................................................   13

Part I   Financial Information
------
Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS


                                                        March 31,            December 31,
                                                          1997                  1996
                                                      ------------          -------------
                                ASSETS                (unaudited)                *
Current assets:
  Cash and cash equivalents.........................  $ 41,858,469          $ 46,336,126
  Receivables, net..................................     9,641,504             7,462,688
  Other accounts receivable.........................     2,125,824             1,547,755
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............     8,290,167             8,956,200
  Inventories.......................................       632,057               467,775
  Prepaid expenses and other current assets.........       616,357               432,317
  Deferred tax asset................................       993,159               993,159
                                                      ------------          ------------

     Total current assets...........................    64,157,537            66,196,020

Property, plant and equipment, net..................    11,288,457            10,780,748
Investments in and advances to joint ventures, net..     6,678,336             5,960,984
Intangibles, net....................................       451,223               464,344
Deferred charges and other assets...................     2,370,927             1,797,290
                                                      ------------          ------------

                                                      $ 84,946,480          $ 85,199,386
                                                      ============          ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt
  and obligations under capital leases..............  $     51,013          $     49,403
 Accounts payable and accrued expenses..............     8,306,823             3,985,157
                                                      ------------          ------------

     Total current liabilities......................     8,357,836             4,034,560

Long-term debt and obligations under capital lease..       193,612               206,794
Convertible debenture...............................    10,838,701            10,682,897
Deferred tax liability..............................       299,302               299,302
                                                      ------------          ------------

     Total liabilities..............................    19,689,451            15,223,553
                                                      ------------          ------------


Redeemable preferred stock
  (Liquidation value $16,320,000)...................    14,884,500            14,828,965
                                                      ------------          ------------

Stockholders' equity:
  Common stock......................................       125,065               124,191
  Capital in excess of par value....................    64,518,942            64,216,440
  Deficit...........................................   (14,099,701)           (9,021,986)
  Treasury stock, at cost...........................      (171,777)             (171,777)
                                                      ------------          ------------
    Total stockholders' equity......................    50,372,529            55,146,868
                                                      ------------          ------------

                                                      $ 84,946,480          $ 85,199,386
                                                      ============          ============


* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED MARCH 31,
                                                              ----------------------------
                                                                  1997           1996
                                                              ------------    ------------

Revenues...............................................        $11,950,645    $10,336,235
Cost of revenues.......................................         15,959,821      7,605,184
                                                               -----------    -----------

Gross profit (loss)....................................         (4,009,176)     2,731,051

Selling, general and administrative expenses...........          1,820,040      1,930,680
                                                               -----------    -----------

Income (loss) from operations..........................         (5,829,216)       800,371

Interest income (expense), net.........................            422,036        (43,827)
                                                               -----------    -----------

Income (loss) before income taxes (benefit) and
  proportionate share of loss of joint venture.........         (5,407,180)       756,544

Income taxes (benefit).................................           (750,000)       210,261
                                                               -----------    -----------

Income (loss) before proportionate share of
  loss of joint venture................................         (4,657,180)       546,283

Proportionate share of loss of joint venture...........            (45,000)       (45,834)
                                                               -----------    -----------

Net income (loss)......................................         (4,702,180)       500,449

Preferred stock dividends and charges for accretion....            375,535        374,712
                                                               -----------    -----------

Net income (loss) attributable to common shareholders..         (5,077,715)       125,737
                                                               ===========    ===========

Net income (loss) per share............................        $    ( .41)    $       .01
                                                               ===========    ===========

Weighted number of common shares outstanding
  and common stock equivalents.........................         12,383,987     12,048,951
                                                               ===========    ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1997

                                  (UNAUDITED)

                                    Common Stock              Capital in                                 Total
                                    ------------              Excess of                   Treasury    Stockholders'
                                Shares         Amount         Par Value      Deficit       Stock         Equity
                               ----------    ----------      -----------   ------------   ---------    -----------
Balance, December 31, 1996     12,419,231    $  124,191      $64,216,440   $ (9,021,986)  $(171,777)   $55,146,868
Net Income (Loss)                                                            (4,702,180)                (4,702,180)
Exercise of options and
warrants                           87,350           874          302,502                                   303,376
Preferred dividends                                                            (320,000)                  (320,000)
Accretion of redeemable
 preferred stock                                                                (55,535)                   (55,535)
                               ----------    ----------      -----------   ------------   ---------    -----------
Balance, March 31, 1997        12,506,581    $  125,065      $64,518,942   $(14,099,701)  $(171,777)   $50,372,529
                               ==========    ==========      ===========   ============   =========    ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                            1997          1996
                                                        -------------  ------------
Cash flows from operations:
  Net income (loss)...................................   $(4,702,180)   $   500,449
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
    Depreciation and amortization.....................       173,735        163,086
    Accrued interest on convertible debenture.........       155,804        143,816
    Provision for estimated loss on long-term contract     4,454,756              -
    Proportionate share of loss of joint venture......        45,000         45,834
    Changes in operating items:
      Receivables.....................................    (2,178,816)      (630,208)
      Cost in excess of billings......................       666,033       (608,994)
      Inventories.....................................      (164,282)       (10,090)
      Accounts payables and accrued expenses..........      (133,090)      (768,681)
      Other operating items...........................      (934,040)      (453,146)
                                                         -----------    -----------
        Net cash used by operations...................    (2,617,080)    (1,617,934)
                                                         -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net ....      (613,262)    (2,106,955)
  Advances to joint ventures..........................      (762,352)      (425,458)
  Other...............................................      (456,767)      (171,028)
                                                         -----------    -----------
      Net cash used by investing activities...........    (1,832,381)    (2,703,441)
                                                         -----------    -----------

Cash flows from financing activities:
  Reduction of long-term debt and
    capital lease obligations.........................       (11,572)      (170,670)
  Proceeds from issuance of common stock..............       303,376        498,979
  Payment of preferred stock dividends................      (320,000)      (320,000)
  Other...............................................             -         58,004
                                                         -----------    -----------
    Net cash provided (used) by financing activities..       (28,196)        66,313
                                                         -----------    -----------

Net change in cash and cash equivalents...............    (4,477,657)    (4,255,062)
Cash and cash equivalents at beginning of period......    46,336,126     11,396,008
                                                         -----------    -----------
Cash and cash equivalents at end of period............   $41,858,469    $ 7,140,946
                                                         -----------    -----------

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

2.   INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                     MARCH 31,  December 31,
                                      1997         1996
                                    ---------   ------------

Raw materials....................    $324,843      $187,787
Finished goods...................     307,214       279,988
                                     --------      --------
                                     $632,057      $467,775
                                     ========      ========


3.   DOE SAVANNAH RIVER M-AREA PROJECT

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. This decision was the result of recent observations by operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company incurred a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of the repair to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of October 1997.


4.   ACQUISITION OF THE SCIENTIFIC ECOLOGY GROUP, INC.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing Company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal processing to commercial generators of radioactive and mixed waste. SEG also provides transportation services for radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting the wastes, and provides radiological decommissioning and field waste processing services to nuclear clients including government facilities, commercial facilities and university/research/test facilities. SEG's revenues for the year ended December 31, 1996 were approximately $105 million. The acquisition of SEG was consummated following the end of the first quarter of 1997 and, accordingly, the Company's results of operations and financial condition for the

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


three months ended March 31, 1997 do not reflect SEG.   Beginning in the second
quarter of 1997, the Company's results of operations will reflect the operations of SEG from the effective date of the acquisition and future statements of financial condition will include the assets and liabilities of SEG with the necessary purchase accounting adjustments.

5.   RESTRUCTURED CREDIT AGREEMENT

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of account receivable, as defined in the agreement. Borrowings outstanding under the agreement are due on demand and bear interest at the London Interbank Offered Rate ("LIBOR") rate plus 2% (7.75% as of March 31, 1997). At March 31, 1997, no borrowings were outstanding and the Company had available borrowings of $5.9 million. Subsequent to March 31, 1997 the revolving line of credit agreement was restructured to increase borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

                       GTS DURATEK, INC. AND SUBSIDIARIES


OVERVIEW

     GTS Duratek, Inc. (the "Company") has historically derived substantially all of its revenues from technical support services to government agencies, electric utilities, industrial facilities and commercial businesses. Technical support services are generally provided pursuant to multi-year time-and-materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     The Company's waste treatment revenues historically have been generated from projects in which the Company acts as subcontractor for the United States Department of Energy ("DOE") pursuant to fixed-price and cost-plus-fixed-fee contracts. Substantially all of the Company's waste treatment revenues during the first quarter of 1996 were derived from the DOE's Savannah River M-Area project which is a $14 million fixed price contract. Waste treatment revenues were not significant in the first quarter of 1997.

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. This decision was the result of recent observations by operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company incurred a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of the repair to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of October 1997.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal processing to commercial generators of radioactive and mixed waste. SEG also provides transportation services for radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting the wastes, and provides radiological decommissioning and field waste processing services to nuclear clients including government facilities, commercial facilities and university/research/test facilities. With respect to commercial radioactive waste processing activities, SEG recognizes revenues when waste is processed, except for revenue related to the costs of future disposal which is recognized when the related disposal costs are incurred and revenues on field service contracts are recognized when services are performed and billed. SEG's revenues for the year ended December 31, 1996 were approximately $105 million. The acquisition of SEG was consummated following the end of the first quarter of 1997 and, accordingly, the Company's results of operations and financial condition for the three months ended March 31, 1997 do not reflect SEG. Beginning in the second quarter of 1997, the Company's results of operations will reflect the operations of SEG from the effective date of the acquisition and future statements of financial condition will include the assets and liabilities of SEG with the necessary purchase accounting adjustments.

                       GTS DURATEK, INC. AND SUBSIDIARIES


     Prior to the acquisition of SEG, the Company had generated insignificant revenues from waste treatment projects for commercial customers. The Company's current commercial waste treatment projects are DuraTherm, Inc. ("DuraTherm"), which owns the San Leon, Texas thermal desorption facility, and the DuraChem joint venture with Chem-Nuclear, Inc. DuraTherm commenced commercial operations in the second quarter of 1996 and the Company consolidates the results of DuraTherm adjusting for the 20% minority interest in consolidation. Income or loss from the Company's 45% share in DuraChem will be recorded by the Company on the equity method.

     As a result of the Company focusing its management and capital resources on
(i) restarting the M-Area melter, (ii) successfully and rapidly incorporating SEG's business following the acquisition and (iii) meeting commitments to the DOE privatization cleanups in Hanford, Washington and Idaho, the Company announced on April 16, 1997 that it will reduce the priority of, and capital commitments to, other projects which have higher levels of marketplace uncertainty or have longer-term financial prospects. Accordingly, the Company announced that the DuraChem facility will not commence commercial operations in 1997 as previously reported.

     In November 1995, the Company formed a strategic alliance with BNFL Inc. ("BNFL") to jointly pursue up to five major DOE waste treatment projects. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE waste treatment project. The Company reached agreements to pursue the first three projects in November 1995, February 1996 and September 1996 and recognized as revenue the $1.0 million fees in the fourth quarter of 1995 and the first and third quarters of 1996, respectively. The Company is unable to predict the timing of recognition of future teaming fees, if any. In addition, BNFL will provide the Company with research and development funding of $500,000 annually for five years which will be used to offset certain of the Company's research and development expenses.

     The Company's future operating results and period-to-period comparisons of such operating results will be affected by, among other things, the timing of new commercial waste processing contracts through SEG, the duration of and amount of waste to be processed pursuant to these contracts, the timing of new DOE waste treatment projects, including those pursued jointly with BNFL, the duration of such projects, and the form in which such projects are to be owned and operated.


RESULTS OF OPERATIONS

     Revenues increased by $1.6 million or 15.6% from $10.3 million in the first quarter of 1996 as compared to $11.9 million for the first quarter of 1997. The increase was attributable to an increase in revenues from technical support services of $2.6 million and waste processing of $1.7 million at the Company's DuraTherm facility located in San Leon, Texas partially offset by a decrease in waste treatment projects revenue of $2.7 million. The most significant technical support contract is with Duke Power. Under this contract, revenues were $4.3 million for the first quarter of 1997 as compared to $1.9 million for the same period in 1996. Revenues at the Company's DuraTherm facility were $1.7 million for the first quarter of 1997. The DuraTherm facility was not operational during the first quarter of 1996. The decline in revenues in waste treatment projects was the result of the Company's decision to suspend operations at the Company's M-Area processing plant located at the DOE's Savannah River site. The $5.9 million loss includes a provisions of $4.5 million for the estimated costs of the repair at the facility and the estimated losses on the fixed price contract resulting from the delay and a $1.4 million loss incurred by the Company on that contract during the first quarter of 1997. The decline in revenues in waste treatment projects was also the result of the absence of teaming fees from BNFL in the first quarter 1997. During the first quarter of 1996 the Company received a $1 million teaming fee from BNFL.

                       GTS DURATEK, INC. AND SUBSIDIARIES



     Gross profit decreased from $2.7 million in the first quarter of 1996 to a loss of $4.0 million in the first quarter of 1997 primarily as a result of the $5.9 million loss with respect to the M-Area processing facility. The gross profit percentage from technical support services was relatively unchanged for the first quarter of 1996 as compared to the first quarter of 1997. The gross profit percentage from waste treatment projects was lower in the first quarter of 1997 as compared to the same period in 1996 principally due to the charge taken against operations on the M-Area Project at the Savannah River facility.

     Selling, general and administrative expenses decreased by $111,000 or 5.7% from the first quarter of 1996 as compared to the first quarter of 1997. As a percentage of revenues, selling general and administrative expenses decreased from 18.7% in the first quarter of 1996 to 15.2% for the same period in 1997. The decrease was principally the result of lower operating costs for waste treatment projects for the DOE partially offset by higher costs for the DuraTherm commercial waste treatment facility.

     Interest income, net increased by $466,000 for the first quarter of 1997 as compared to the same period in 1996. The increase was principally the result of interest income from the net proceeds of the Company's public stock offering in April 1996 partially offset by interest expense on the convertible debenture held by BNFL.

     The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek Environmental, Inc. ("Vitritek"), was approximately the same for the first quarter of 1996 as compared to the same period in 1997 The Company expects the joint venture to have limited business operations during 1997.

LIQUIDITY AND CAPITAL RESOURCES

     On April 26, 1996, the Company completed a public offering of 2,500,000 shares of Common Stock sold by the Company and 1,100,000 shares of Common Stock sold by certain shareholders. The shares were sold to the public at a price of $18.50 per share. Net proceeds to the Company after underwriting discounts, commissions and expenses were approximately $43.3 million. The Company used a significant portion of the net proceeds to purchase SEG and intends to use the balance of the net proceeds to expand its waste treatment technology operations, including for working capital, funding of waste treatment technology projects, and research and development. The Company may use a portion of the balance of the net proceeds for the acquisition of additional businesses or technologies complementary to the Company's business.

     During the three months ended March 31, 1997, the Company used $1.8 million of cash in investing activities principally related to property, plant and equipment acquired for the Company's new corporate headquarters, equipment acquired for improvements to the Company's DuraTherm facility in San Leon, Texas, additional investment in DuraChem and transaction costs related to the Company's pending acquisition of SEG from Westinghouse Electric Corporation.

     The Company had a revolving line of credit agreement with a bank providing for borrowings up to $7.0 million based upon eligible amounts of accounts receivable, as defined in the agreement. Borrowings outstanding under that agreement are due on demand and bear interest at the LIBOR rate plus 2%. At March 31, 1997, no borrowings were outstanding and the Company had available borrowings of $5.9 million.

                       GTS DURATEK, INC. AND SUBSIDIARIES



     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of SEG from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash, principally from the proceeds of the public offering in April 1996. In connection with the acquisition of SEG, the Company entered into a new credit facility with its bank. Under this new facility, the Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure.

     The Company believes cash flows from operations, cash resources, the net proceeds of the public offering and, if necessary, borrowings under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000.


ITEM 2.  QUALIFICATION RELATING TO FINANCIAL INFORMATION


     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1997 interim period are not necessarily indicative of results to be expected for the entire year.

PART II   OTHER INFORMATION
-------

                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 2.   Changes in Securities

          On April 18, 1997, the Company acquired 100% of the outstanding stock of SEG from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. The 156,986 shares of the Company's Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were issued to Westinghouse Electric Corporation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Subsequent to the issuance of those shares and pursuant to the terms of the acquisition transaction, the Company filed a registration statement on Form S-3 to register such shares under the Securities Act.

Item 5.   Other Information.

          In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission, including the discussion of "Risk Factors" contained in the Company's Registration Statement on Form S-3 (File No. 333-26623) which was filed by the Company with the Securities and Exchange Commission on May 7, 1997, to which reference is hereby made.


          The Company experienced significant growth in revenues during 1996 and through the first quarter of 1997. Net income in 1996 was also significantly greater than in 1995. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results are largely dependent upon the Company's ability to complete the necessary repairs at its M-Area processing plant located at the DOE's Savannah River Site, resume operations in a timely manner, extend the existing contract with the DOE, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. The Company's future operating results are also largely dependent upon its ability to integrate the SEG acquisition and effectively manage SEG's operations. The acquisition of SEG also involves a number of additional specific risks including: adverse short-term effects on the Company's operating results, environmental risks and potential liabilities associated with operating a radioactive waste processing facility and radioactive waste transportation business, risk associated with operating SEG's business in a highly regulated environment, risks associated with maintaining compliance with operating licenses and permits, dependence on retaining key customers, dependence on retaining key personnel and risks associated with unanticipated problems, liabilities or contingencies following the acquisition of a business. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

                       GTS DURATEK, INC. AND SUBSIDIARIES



          The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies in the government and commercial sectors, the evaluation by DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies, the timing of new commercial waste processing contracts through SEG and the duration of and amount of waste to be processed pursuant to those contracts.


Item 6.   Exhibits and Reports on Form 8-K

          a.     Exhibits
                 --------

                 See accompanying Index to Exhibits

          b.     Reports
                 -------

                 Form 8-K filed by the Company on January 31, 1997 announcing that the Company had agreed with Westinghouse Electric Corporation to acquire 100% of the outstanding stock of SEG.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 MARCH 31, 1997

                                   SIGNATURES
                                   ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.



Dated:    May 13, 1997        BY: /s/ Robert F. Shawver
                                  ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    May 13, 1997        BY: /s/ Craig T. Bartlett
                                  ----------------------------
                                  Craig T. Bartlett
                                  Treasurer

                                 Exhibits Index

 3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)

 3.2 By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.

 4.1 Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.2 Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P.and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292.

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

10.2 Asset Purchase Agreement dated August 20. 1990 between Chem-Nuclear Systems, Inc. and Duratek Corporation. Incorporated herein by reference to Exhibit 1 to the Registrant's Form 8-K filed on August 20, 1990. (File No. 0-14292)

10.3 Credit and Security Agreements dated April 18, 1997 between First Union National Bank of Maryland and First Union National Bank of North Carolina and GTS Duratek, Inc., The Scientific Ecology Group, Inc., SEG Colorado, Inc., Hittman Transport Services, Inc., General Technical Service, Inc., GTS Instrument Services, Inc. and Analytical Resources, Inc. Incorporated herein by reference to Exhibits (C)(3), (C)(4), and (C)(5) of the Registrant's Current Report on Form 8-K filed on April 18, 1997. (File No. 0-14292)

10.4 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.5 Purchase Agreement dated October 15, 1993 between GTS Duratek, Inc. and Environmental Corporation of America. Incorporated herein by reference to
      Exhibit 2 of the Registrant's Form 8-K Current Report dated October 15, 1993. (File No. 0-14292)

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

10.18 Stock Purchase Agreement by and between Westinghouse Electric Corporation and GTS Duratek, Inc. dated as of April 8, 1997. Incorporated herein by reference to Exhibit (c)(2) of Registrant's Current Report on Form 8-K filed on April 18, 1997. (File No. 0-14292).

11.1 GTS Duratek Inc., and Subsidiaries, Computation of Earnings Per Share for the three months ended March 31, 1997. (filed herewith)

27    Financial Data Schedule. (filed herewith)