Form 10-Q
period 1997-06-30
GTS DURATEK INC
filed 1997-08-14
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended June 30, 1997

                                    OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from               to
                                    --------------   ---------------

                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)


             Delaware                                  22-2476180
             --------                                  ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland 21046         21046
-------------------------------------------------         -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (410) 312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X       No
                                         ---         ---

Number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1997

  Common Stock, par value $0.01 per share      12,599,965 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE
                                                                        ----
Part I     FINANCIAL INFORMATION
------

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
           as of June 30, 1997 and December 31, 1996....................   1

           Consolidated Condensed Statements of Operations for the Three
           and Six Months Ended June 30, 1997 and 1996..................   2

           Consolidated Condensed Statement of Changes in Stockholders'
           Equity for the Six Months Ended June 30, 1997................   3

           Consolidated Condensed Statements of Cash Flows
           for the Six Months Ended June 30, 1997 and 1996..............   4

           Notes to Consolidated Financial Statements...................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................   8

           Qualification Relating to Financial Information..............  12


Part II    OTHER INFORMATION
-------

Item 2.    Changes in Securities........................................  12

Item 4.    Submission of Matters to a Vote of Security Holders..........  12

item 5.    Other Information............................................  13

Item 6.    Exhibits and Reports on Form 8-K.............................  14

           Signatures...................................................  15

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                         June 30,    December 31,
                                                           1997         1996
                                                      ------------   -----------
                       ASSETS                          (unaudited)        *
Current assets:
  Cash and cash equivalents.........................  $ 15,822,668   $46,336,126
  Receivables, net..................................    27,863,764     7,462,688
  Other accounts receivable.........................     5,261,069     1,547,755
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............    10,660,808     8,956,200
  Inventories.......................................       726,272       467,775
  Prepaid expenses and other current assets.........     3,808,445     1,425,476
                                                      ------------   -----------

     Total current assets...........................    64,143,026    66,196,020

Property, plant and equipment, net..................    54,640,596    10,780,748
Investments in and advances to joint ventures, net..     6,790,383     5,960,984
Intangibles, net....................................    14,881,850       464,344
Deferred charges and other assets...................     2,238,513     1,797,290
                                                      ------------   -----------

                                                      $142,694,368   $85,199,386
                                                      ============   ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current maturities of long-term debt
  and obligations under capital leases..............  $     52,881   $    49,403
 Accounts payable...................................    21,021,177     1,496,738
 Other current liabilities..........................    36,107,902     2,488,419
                                                      ------------   -----------

     Total current liabilities......................    57,181,960     4,034,560

Long-term debt and obligations under capital lease..       180,000       206,794
Convertible debenture...............................    11,010,569    10,682,897
Deferred tax liability..............................       302,302       299,302
Decontamination and decommissioning accrual.........     6,170,000          -
Other liabilities...................................       684,000          -
                                                      ------------   -----------

     Total liabilities..............................    75,528,831    15,223,553
                                                      ------------   -----------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    14,940,243    14,828,965
                                                      ------------   -----------

Stockholders' equity:
  Common stock......................................       126,635       124,191
  Capital in excess of par value....................    65,709,995    64,216,440
  Deficit...........................................   (13,439,559)   (9,021,986)
  Treasury stock, at cost...........................      (171,777)     (171,777)
                                                      ------------   -----------
    Total stockholders' equity......................    52,225,294    55,146,868
                                                      ------------   -----------

                                                      $142,694,368   $85,199,386
                                                      ============   ===========

* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                   Three Months                 Six Months
                                                  Ended June 30,              Ended June 30,
                                            -------------------------   -------------------------
                                                   1997          1996          1997          1996
                                            -----------   -----------   -----------   -----------
Revenues...............................     $38,010,417   $11,645,105   $49,961,062   $21,981,340
Cost of revenues.......................      32,812,026     9,176,745    48,771,847    16,781,929
                                            -----------   -----------   -----------   -----------

Gross profit...........................       5,198,391     2,468,360     1,189,215     5,199,411

Selling, general and
  administrative expenses..............       4,230,557     2,064,712     6,050,597     3,995,392
                                            -----------   -----------   -----------   -----------

Income (loss) from operations..........         967,834       403,648    (4,861,382)    1,204,019

Interest income, net...................         113,054       308,834       535,090       265,007
                                            -----------   -----------   -----------   -----------

Income (loss) before income taxes and
  proportionate share of loss of
  joint venture........................       1,080,888       712,482    (4,326,292)    1,469,026

Income taxes (benefit).................            -          156,527      (750,000)      366,788
                                            -----------   -----------   -----------   -----------

Income (loss) before proportionate
  share of loss of joint venture.......       1,080,888       555,955    (3,576,292)    1,102,238

Proportionate share of loss of joint
  venture..............................         (45,000)      (39,564)      (90,000)      (85,398)
                                            -----------   -----------   -----------   -----------

Net income (loss)......................       1,035,888       516,391    (3,666,292)    1,016,840

Preferred stock dividends and
 charges for accretion.................         375,746       374,915       751,281       749,627
                                            -----------   -----------   -----------   -----------

Net income (loss) attributable to
 common shareholders...................     $   660,142   $   141,476   $(4,417,573)  $   267,213
                                            ===========   ===========   ===========   ===========

Net income (loss) per share............     $       .05   $       .01   $     ( .33)  $       .02
                                            ===========   ===========   ===========   ===========

Weighted number of common shares
  outstanding and common stock
  equivalents..........................      14,264,760    14,183,281    13,283,634    13,116,116
                                            ===========   ===========   ===========   ===========


                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        SIX MONTHS ENDED JUNE 30, 1997

                                  (UNAUDITED)

                                      Common Stock                                                              Total
                                -------------------------    Capital in Excess                 Treasury     Stockholders'
                                  Shares         Amount        of  Par Value       Deficit       Stock         Equity
                                ----------    -----------    -----------------  -------------  -----------  -------------
Balance, December 31, 1996      12,419,231      $124,191         $64,216,440    $ (9,021,986)  $(171,777)     $55,146,868

Net income                                                                        (3,666,292)                  (3,666,292)

Preferred dividends                                                                 (640,000)                    (640,000)

Exercise of options and
 warrants                           87,350           874             302,502                                      303,376

Accretion of redeemable
 preferred stock                                                                    (111,281)                    (111,281)

Issuance of common stock in
  acquisition of The
  Scientific Ecology Group         156,986         1,570           1,191,053                                    1,192,623
                                ----------      --------         -----------    ------------   ---------      -----------
Balance, June 30, 1997          12,663,567      $126,635         $65,709,995    $(13,439,559)  $(171,777)     $52,225,294
                                ==========      ========         ===========    ============   =========      ===========

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                          -----------------------------
                                                              1997            1996
                                                          ------------    ------------
Cash flows from operations:
Net income (loss).......................................  $ (3,666,292)    $ 1,016,840
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating activities:
    Depreciation and amortization.......................     1,581,806        235,373
    Accrued interest on convertible debenture...........       327,672        285,250
    SEG site remediation accrual........................       267,000           -
    Proportionate share of loss of joint venture........        90,000         85,398
    Changes in operating items, net of effects
      of businesses acquired:
      Receivables.......................................    (7,736,076)       655,666
      Cost in excess of billings........................      (343,608)    (2,014,271)
      Inventories.......................................      (258,497)        (4,306)
      Accounts payables and accrued expenses............     7,992,919       (574,392)
      Other operating items.............................      (537,969)      (440,903)
                                                          ------------    -----------
Net cash used in operating activities...................    (2,283,045)      (755,345)
                                                          ------------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment ...........    (3,241,288)    (3,113,317)
  Advances to joint ventures............................      (919,399)    (1,174,676)
  Acquisition of Analytical Resources Inc.,
    net of cash acquired................................          -          (278,446)
  Acquisition of The Scientific Ecology Group, Inc.,
    net of cash acquired................................   (23,042,377)          -
 Other..................................................      (667,409)       475,889
                                                          ------------    -----------
Net cash used in investing activities...................   (27,870,473)    (4,090,550)
                                                          ------------    -----------

Cash flows from financing activities:
  Reduction of long-term debt and
    capital lease obligations...........................       (23,316)      (505,053)
  Proceeds from issuance of common stock................       303,376     44,090,128
  Payment of preferred stock dividends..................      (640,000)      (640,000)
                                                          ------------    -----------
Net cash provided by (used in) financing activities.....      (359,940)    42,945,075
                                                          ------------    -----------

Net change in cash and cash equivalents.................   (30,513,458)    38,099,180
Cash and cash equivalents at beginning of period........    46,336,126     11,396,008
                                                          ------------    -----------
Cash and cash equivalents at end of period..............  $ 15,822,668    $49,495,188
                                                          ============    ===========


                      GTS DURATEK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    PRINCIPLES OF CONSOLIDATION

  The consolidated financial statements include the accounts of the GTS Duratek, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned except for DuraTherm, Inc. which is 80% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

2.    INVENTORIES

  Inventories, consisting of material, labor and overhead, are classified as follows:

                  JUNE 30,   December 31,
                    1997         1996
                  ---------  ------------

Raw materials...   $418,002      $187,787
Finished goods..    308,270       279,988
                   --------      --------
                   $726,272      $467,775
                   ========      ========


3.    ACQUISITION OF THE SCIENTIFIC ECOLOGY GROUP, INC.

  On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective as of April 1, 1997 for financial reporting purposes and, accordingly, the Company's results of operations for the three months ended June 30, 1997 reflect the operating results of SEG. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $73.6 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by $14,895,000. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

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

The aggregate purchase price for SEG was as follows:

Cash purchase price                              $23,802,000
Fair value of 156,986 shares of common stock
  at an estimated value of $7.60 per share         1,193,000
Liabilities assumed, including restructuring
  costs of $2.0 million                           46,305,000
Transaction costs                                  2,300,000
                                                 -----------
Aggregate purchase price                         $73,600,000
                                                 ===========

The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

Cash                                        $    60,000
Accounts receivable                          12,665,000
Cost and estimated earnings in excess of
 billings on uncompleted contracts            1,928,000
Prepaid expenses and other assets             1,842,000
Property, plan and equipment                 41,907,000
Goodwill and other intangible assets         14,895,000
Other assets                                    303,000
                                            -----------
                                            $73,600,000
                                            ===========

The following unaudited pro forma information for the three and six months periods ended June 30, 1996 and the six months period ended June 30, 1997 presents a summary of consolidated results of operations of the Company and SEG as if the acquisition of SEG had occurred on January 1, 1996:

                                Three Months
                                   Ended               Six Months Ended
                               June 30, 1996     June 30, 1996    June 30, 1997
                               --------------  -----------------  --------------
Revenues                        $ 43,287,000       $ 84,144,000    $ 76,129,000
Net income (loss)               $(16,452,000)      $(20,875,000)   $(15,197,000)
Net income (loss) per share     $      (1.19)      $      (1.65)   $      (0.61)

These unaudited pro forma results have been prepared for comparative purposes only. Management of the Company does not believe them to be reflective of the consolidated results of operations after the acquisition. In order to achieve profitability, the Company and SEG have taken a number of steps to, among others, narrow the range of waste they will accept and process, limit the maximum holding period for waste on site to 90 days, increase processing pricing, adjust processing schedules to increase throughput and reduce overhead costs. The Company believes these factors should enable SEG to significantly reduce processing losses in the future. However, there can be no assurance that such steps will be sufficient to make SEG profitable.

4.    DOE SAVANNAH RIVER M-AREA PROJECT

  On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the The Department of Energy's
(DOE) Savannah River site. This decision was the result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of October 1997.

5.    NEW CREDIT FACILITY

  In connection with the acquisition of SEG, the Company entered into a new credit facility with its bank. Under this new facility, the Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings outstanding under the revolving line of credit are due on demand and bear interest at the London Interbank Offered Rate "LIBOR" rate plus 2% (7.70% as of June 30, 1997). Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. At June 30, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

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

  The Company's waste treatment revenues historically have been generated from projects in which the Company acts as subcontractor for the United States Department of Energy ("DOE") pursuant to fixed-price and cost-plus-fixed-fee contracts. Substantially all of the Company's waste treatment revenues during the first six months of 1996 were derived from the DOE's Savannah River M-Area project which is a $14 million fixed price contract. Waste treatment revenues from the DOE were not significant in the first six months of 1997.

  On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective as of April 1, 1997 for financial reporting purposes and, accordingly, the Company's results of operations for the three months ended June 30, 1997 reflect the operating results of SEG. The acquisition of SEG has a significant impact on the comparison of 1996 and 1997 results of operations.
The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $73.6 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by $14,895,000. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

  SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing Company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal processing to commercial generators of radioactive and mixed waste. SEG also provides transportation services for radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting the wastes, and provides radiological decommissioning and field waste processing services to nuclear clients including government facilities, commercial facilities and university/research/test facilities. The Company anticipates that SEG will provide over 50% of the Company's revenue for 1997. Waste processing and technological services are generally provided pursuant to fixed unit rate contracts and revenues are recognized as the waste is processed. Radiological decommissioning and field services are generally provided pursuant to time and material contracts and revenues are recognized as costs are incurred according to predetermined rates.

  On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. This decision was the result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of October 1997.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997.

  Revenues increased by $26.4 million or 226.4% from $11.6 million in 1996 to $38.0 million in 1997. The increase was primarily attributable to $24.3 million in revenues from the operations of SEG which was acquired by the Company effective as of April 1, 1997, an increase in technical support services of $1.8 million and an increase in waste processing revenue of $821,000 at the Company's DuraTherm commercial waste treatment facility located in San Leon Texas, partially offset by a decrease in waste treatment projects revenue of $610,000. The increase in revenues in technical support services was the result of more power plant outages being scheduled in the second quarter of 1997 as compared to the same period in 1996. Revenues at the Company's DuraTherm facility which commenced operations on May 1, 1996 were $1.9 million for the second quarter of 1997 as compared to $1.1 million for the same period in 1996. The decline in revenues from waste treatment projects was the result of the Company's decision to suspend operations at the Company's M-Area processing plant located at the DOE's Savannah River site partially offset by revenue generated by new contracts awarded by DOE for waste treatment projects at Hanford, Washington and Idaho.

  Gross profit increased by $2.7 million or 110.6% from $2.5 million in 1996 to $5.2 million in 1997. SEG and DuraTherm operations accounted for increases in gross profit by $3.5 million and $126,000 respectively. These increases were offset by a decrease in gross profit of $850,000 in DOE waste treatment projects and a reduction of $90,000 in the gross profit on technical support services.
As a percentage of revenues, gross profit decreased from 21.2% in 1996 to 13.7% in 1997 for the reasons previously mentioned.

  Selling, general and administrative expenses increased by $2.2 million or 104.9% from $2.1 million in 1996 to $4.2 million in 1997. SEG accounted for $2.7 million of the increase. As a percentage of revenues, selling general and administrative expenses decreased from 17.7% in 1996 to 11.1% in 1997. The decrease is principally related to the acquisition of SEG which has significantly lower selling, general and administrative expenses as percentage of revenues as compared with the Company's other businesses.

  Interest income, net decreased by approximately $196,000 from 1996 to 1997. The decrease was the result of a major portion of excess cash reserves being used to acquire SEG.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997.

  Revenues increased by $28.0 million or 127.3% from $22.0 million in 1996 to $50.0 million in 1997. The increase was primarily attributable to $24.3 million in revenues from the operations of SEG which was acquired by the Company effective as of April 1, 1997, an increase in technical support services of $4.5 million and an increase in waste processing revenue of $2.5 million at the Company's DuraTherm commercial waste treatment facility, partially offset by a decrease in waste treatment projects revenue of $3.4 million. The increase in revenues in technical support services was the result of higher revenues on service contracts primarily with Duke Power, Georgia Power and the New York Power Authority in 1997 as compared to the same period in 1996. Revenues at the Company's DuraTherm facility which commenced operations on May 1, 1996 were $2.5 million for the first six months of 1997 as compared to $1.1 million for the same period in 1996. The decline in revenues from waste treatment projects was the result of the Company's decision to suspend operations at the Company's M-Area processing plant located at the DOE's Savannah River, the absence of $1.0 million in teaming fees from BNFL in 1997, a reduction in revenues from other DOE projects, partially offset by revenue generated by new contracts awarded by DOE for waste treatment projects at Hanford, Washington and Idaho.

  Gross profit decreased by $4.0 million or 77.1% from $5.2 million in 1996 to $1.2 million in 1997. SEG, DuraTherm and technical support service operations accounted for increases in gross profit by $3.5 million, $389,000 and $102,000 respectively. These increases were offset by a decrease of $8.0 million in DOE waste treatment projects principally related to the $5.9 million loss recorded on the M-Area project in the first quarter of 1997 and the absence of a teaming fee from BNFL. During the first quarter of 1996, the Company received a $1.0 million teaming fee from BNFL. As a percentage of revenues, gross profit decreased from 23.7% in 1996 to 2.4% in 1997 for the reasons previously mentioned.

  Selling, general and administrative expenses increased by $2.1 million or 51.4% from $4.0 million in 1996 to $6.1 million in 1997. SEG accounted for $2.7 million of the increase. As a percentage of revenues, selling, general and administrative expenses decreased from 18.2% in 1996 to 12.1% in 1997. The decrease is principally related to the acquisition of SEG which has significantly lower selling, general and administrative expenses as percentage of revenues as compared with the Company's other businesses.

  Interest income, net increased by approximately $270,000 from 1996 to 1997. The increase was principally the result of the higher average availability of excess cash to invest in 1997 as compared to 1996.

LIQUIDITY AND CAPITAL RESOURCES

  During the six months ended June 30, 1997, The Company used $27.9 million of cash in investing activities principally related to the acquisition of SEG, equipment acquired for improvements to the DuraTherm facility and additional investment in DuraChem.

  In connection with the acquisition of SEG, the Company entered into a new credit facility with its bank. Under this new facility, the Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. At June 30, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

  The Company believes cash flows from operations, cash resources at June 30, 1997 and, if necessary, borrowings under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998 the Company will adopt the provisions of Statements of Financial Accounting Standards No. 128 "Earnings Per Share, No. 129 "Disclosure of Information about Capital Structure", No. 130 "Reporting Comprehensive Income", and No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company does not expect that any of the new pronouncements will have a material effect on the Company's financial condition or results of operations.


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

PART II   OTHER INFORMATION
-------

Item 2.  Changes in Securities

     On April 18, 1997, the Company acquired 100% of the outstanding stock of SEG from Westinghouse Electric Corporation for $28.0 million in cash, subject to certain post-closing adjustments, and 156,986 shares of the Company's Common Stock. The 156,986 shares of the Company's Common Stock were not registered under the Securities Act of 1933, as amended (the "Securities Act"), but were issued to Westinghouse Electric Corporation pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Subsequent to the issuance of those shares and pursuant to the terms of the acquisition transaction, the Company filed a registration statement on Form S-3 to register such shares under the Securities Act. The registration statement on Form S-3 was declared effective by the Securities and Exchange Commission on July 9, 1997.

Item 4.   Submission of Matters to a Vote of Security Holders

   At the Company's Annual Meeting of Stockholders held on May 14, 1997 the following matters were voted upon.

   a. Daniel A. D'Aniello, William E. Conway, Jr., Earle C. Williams and Steven J. Gilbert were elected to serve as directors of the Company by the convertible preferred stockholders for a one-year term. Admiral James D. Watkins, George V. McGowan and Robert E. Prince were elected to serve as directors of the Company for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

   b. The proposal to reappoint KPMG Peat Marwick LLP as the Company's independent auditors was adopted by a vote of 11,038,847 for, and 22,938 against this proposal.

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

   The Company experienced significant growth in revenues during 1996 and through the first six months of 1997. Net income in the three months ended June 30, 1997 was also significantly greater than the three months ended March 31, 1997 and the comparable period of the prior year. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results are largely dependent upon the Company's ability to complete the necessary repairs at its M-Area processing plant located at the DOE's Savannah River Site, resume operations in a timely manner, extend the existing contract with the DOE, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. The Company's future operating results are also largely dependent upon its ability to integrate the SEG acquisition and effectively manage SEG's operations. The acquisition of SEG also involves a number of additional specific risks including: adverse short-term effects on the Company's operating results, environmental risks and potential liabilities associated with operating a radioactive waste processing facility and radioactive waste transportation business, risks associated with operating SEG's business in a highly regulated environment, risks associated with maintaining compliance with operating licenses and permits, dependence on retaining key customers, dependence on retaining key personnel and risks associated with unanticipated problems, liabilities or contingencies following the acquisition of a business. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

   The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies in the government and commercial sectors, the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies, the timing of new commercial waste processing contracts through SEG and the duration of and amount of waste to be processed pursuant to those contracts.

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits
                --------

                See accompanying Index to Exhibits


          b.    Reports
                -------

                None.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                                 JUNE 30, 1997

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.



Dated:  August 12, 1997                   BY: /s/ Robert F. Shawver
                                              ----------------------------
                                              Robert F. Shawver
                                              Executive Vice President and
                                              Chief Financial Officer



Dated:  August 12, 1997                   BY: /s/ Craig T. Bartlett
                                              -----------------------------
                                              Craig T. Bartlett
                                              Treasurer

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