Form 10-Q
period 1997-09-30
GTS DURATEK INC
filed 1997-11-14
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ________________
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 -
     Act of 1934 For the Quarter Ended September 30, 1997

                                      OR

[__] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the transition perion from ________________ to
     ______________


                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)


Delaware                                                                        22-2476180
--------                                                                        ----------
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland 21046                                    21046
-------------------------------------------------                              -----------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code:    (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No  _________
                                         ---------


Number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1997

     Common Stock, par value $0.01 per share            12,812,880 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----
Part I     FINANCIAL INFORMATION
------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
               as of September 30, 1997 and December 31, 1996...............   1

           Consolidated Condensed Statements of Operations for the Three
               and Nine Months Ended September 30, 1997 and 1996............   2

           Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Nine Months Ended September 30, 1997..........   3

           Consolidated Condensed Statements of Cash Flows
               for the Nine Months Ended September 30, 1997 and 1996........   4

           Notes to Consolidated Financial Statements.......................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations....................................   8

           Qualification Relating to Financial Information..................  12


Part II    OTHER INFORMATION
-------

Item 5.    Other Information................................................  12

Item 6.    Exhibits and Reports on Form 8-K.................................  14

           Signatures.......................................................  15

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,  December 31
                                                          1997          1996
                                                      -------------  -----------
                            ASSETS                     (unaudited)        *
Current assets:
  Cash and cash equivalents.........................  $ 10,098,143   $46,336,126
  Receivables, net..................................    28,325,762     7,462,688
  Other accounts receivable.........................     1,979,697     1,547,755
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............     9,854,087     8,956,200
  Inventories.......................................       804,547       467,775
  Prepaid expenses and other current assets.........     2,124,431     1,425,476
                                                      ------------   -----------

     Total current assets...........................    53,186,667    66,196,020

Property, plant and equipment, net..................    57,423,579    10,780,748
Investments in and advances to joint ventures, net..     7,021,610     5,960,984
Intangibles, net....................................    14,918,552       464,344
Deferred charges and other assets...................     2,314,400     1,797,290
                                                      ------------   -----------

                                                      $134,864,808   $85,199,386
                                                      ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current maturities of long-term debt
  and obligations under capital leases..............  $     54,704   $    49,403
 Accounts payable...................................     9,108,472     1,496,738
 Other current liabilities..........................    37,876,124     2,488,419
                                                      ------------   -----------

     Total current liabilities......................    47,039,300     4,034,560

Long-term debt and obligations under capital lease..       165,945       206,794
Convertible debenture...............................    11,180,621    10,682,897
Deferred tax liability..............................       299,302       299,302
Decontamination and decommissioning accrual.........     6,984,530          -
Other liabilities...................................       693,818          -
                                                      ------------   -----------

     Total liabilities..............................    66,363,516    15,223,553
                                                      ------------   -----------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    14,996,194    14,828,965
                                                      ------------   -----------

Stockholders' equity:
  Common stock......................................       127,329       124,191
  Capital in excess of par value....................    65,933,203    64,216,440
  Deficit...........................................   (12,383,657)   (9,021,986)
  Treasury stock, at cost...........................      (171,777)     (171,777)
                                                      ------------   -----------
    Total stockholders' equity......................    53,505,098    55,146,868
                                                      ------------   -----------

                                                      $134,864,808   $85,199,386
                                                      ============   ===========

* The Consolidated Condensed Balance Sheet as of December 31, 1996 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                Three Months                  Nine Months
                                             Ended September 30,           Ended September 30,
                                             -------------------           -------------------

                                             1997           1996           1997           1996
                                            ------         ------         ------         ------
Revenues...............................   $36,355,384   $11,482,350      $86,316,446   $33,463,690
Cost of revenues.......................    30,501,464     9,461,546       79,273,311    26,243,475
                                          -----------   -----------      -----------   -----------

Gross profit...........................     5,853,920     2,020,804        7,043,135     7,220,215

Selling, general and
  administrative expenses..............     4,428,846     1,830,145       10,479,443     5,825,537
                                          -----------   -----------      -----------   -----------

Income (loss) from operations..........     1,425,074       190,659       (3,436,308)    1,394,678

Interest income, net...................        51,779       475,985          586,869       740,992
                                          -----------   -----------      -----------   -----------

Income (loss) before income taxes and
  proportionate share of loss of
  joint venture........................     1,476,853       666,644       (2,849,439)    2,135,670

Income taxes (benefit).................             -       180,588         (750,000)      547,376
                                          -----------   -----------      -----------   -----------

Income (loss) before proportionate
  share of loss of joint venture.......     1,476,853       486,056       (2,099,439)    1,588,294

Proportionate share of loss of joint
  venture..............................       (45,000)      (60,000)        (135,000)     (145,398)
                                          -----------   -----------      -----------   -----------

Net income (loss)......................     1,431,853       426,056       (2,234,439)    1,442,896

Preferred stock dividends and
 charges for accretion.................       375,951       375,122        1,127,232     1,124,749
                                          -----------   -----------      -----------   -----------

Net income (loss) attributable to
 common shareholders...................   $ 1,055,902   $    50,934      $(3,361,671)  $   318,147
                                          ===========   ===========      ===========   ===========

Net income (loss) per share............   $       .07   $       .00      $     ( .24)  $       .02
                                          ===========   ===========      ===========   ===========

Weighted number of common shares
  outstanding and common stock
  equivalents..........................    14,686,894    14,817,779       13,751,387    13,683,337
                                          ===========   ===========      ===========   ===========

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 1997

                                  (UNAUDITED)

                                         Common Stock                     Capital in                                     Total
                                         ------------
                                                                          Excess of                     Treasury     Stockholders'
                                     Shares         Amount                Par Value        Deficit        Stock          Equity
                                     ------         ------               ------------     ----------  -------------  ---------------
Balance, December 31, 1996         12,419,231     $  124,191            $  64,216,440   $ (9,021,986) $  (171,777)    $  55,146,868

Net income                                                                                (2,234,439)                    (2,234,439)


Preferred dividends                                                                         (960,000)                      (960,000)


Exercise of options and warrants      156,715          1,568                  525,710                                       527,278

Accretion of redeemable preferred
 stock                                                                                      (167,232)                      (167,232)


Issuance of common stock in
 acquisition of The Scientific
 Ecology Group                        156,986          1,570                1,191,053                                     1,192,623
                                   ----------     ----------            -------------   ------------  -----------     -------------

Balance, September 30, 1997        12,732,932     $  127,329            $  65,933,203   $(12,383,657) $  (171,777)    $  53,505,098
                                   ==========     ==========            =============   ============  ===========     =============

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                        -----------------------------------------------
                                                                    1997                    1996
                                                            ------------------     ------------------
Cash flows from operations:
Net income (loss).....................................    $ (2,234,439)                $ 1,442,896
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization.....................       2,790,190                     457,241
       Accrued interest on convertible debenture......         497,724                     435,897
    SEG site remediation accrual......................       1,091,348                           -
    Proportionate share of loss of joint venture......         135,000                      85,398
    Changes in operating items, net of effects
      of businesses acquired:
      Receivables.....................................      (8,198,074)                   (611,366)
      Cost in excess of billings......................         463,113                  (2,011,376)
      Inventories.....................................        (336,772)                   (157,969)
      Accounts payables and accrued expenses..........      (2,151,564)                   (804,775)
      Other operating items...........................       1,143,045                    (203,545)
                                                          ------------                 -----------
Net cash used in operating activities.................      (6,800,429)                 (1,367,599)
                                                          ------------                 -----------

Cash flows from investing activities:
  Additions to property, plant and equipment .........      (7,148,928)                 (3,562,938)
  Advances to joint ventures..........................      (1,195,626)                 (2,588,631)
  Acquisition of Analytical Resources Inc.,
    net of cash acquired..............................               -                    (278,446)
  Acquisition of The Scientific Ecology Group, Inc.,
    net of cash acquired..............................     (23,042,377)                          -
  Other...............................................       2,417,647                     419,316
                                                          ------------                 -----------
Net cash used in investing activities.................     (28,969,284)                 (6,010,699)
                                                          ------------                 -----------

Cash flows from financing activities:
  Reduction of long-term debt and
    capital lease obligations.........................         (35,548)                   (526,033)
  Proceeds from issuance of common stock..............         527,278                  44,126,128
  Payment of preferred stock dividends................        (960,000)                   (960,000)
                                                          ------------                 -----------
Net cash provided by (used in) financing activities...        (468,270)                 42,640,095
                                                          ------------                 -----------

Net change in cash and cash equivalents...............     (36,237,983)                 35,261,797
Cash and cash equivalents at beginning of period......      46,336,126                  11,396,008
                                                          ------------                 -----------
Cash and cash equivalents at end of period............    $ 10,098,143                 $46,657,805
                                                          ============                 ===========

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of GTS Duratek, Inc. (the "Company") and its subsidiaries, all of which are wholly-owned except for DuraTherm, Inc. which is 80% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

2.   INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                   SEPTEMBER 30,       December 31,
                                       1997                1996
                                   -------------       ------------
Raw materials...................   $ 496,394           $ 187,787
Finished goods..................     308,153             279,988
                                     -------             -------
                                   $ 804,547           $ 467,775
                                     =======             =======

3.   ACQUISITION OF THE SCIENTIFIC ECOLOGY GROUP, INC.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for approximately $23 million in cash including transactions costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective as of April 1, 1997 for financial reporting purposes and, accordingly, the Company's results of operations for the three and nine months ended September 30, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $73.6 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by $14,895,000. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

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

The aggregate purchase price for SEG was as follows:

     Cash purchase price                               $ 20,702,000
     Fair value of 156,986 shares of common stock
       at an estimated value of $7.60 per share           1,193,000
     Liabilities assumed, including restructuring
       costs of $2.0 million                             49,405,000
     Transaction costs                                    2,300,000
                                                         ----------
     Aggregate purchase price                          $ 73,600,000
                                                         ==========

The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

     Cash                                              $     60,000
     Accounts receivable                                 12,665,000
     Cost and estimated earnings in excess of
       billings on uncompleted contracts                  1,928,000
     Prepaid expenses and other assets                    1,842,000
     Property, plant and equipment                       41,907,000
     Goodwill and other intangible assets                14,895,000
     Other assets                                           303,000
                                                         ----------
                                                       $ 73,600,000
                                                         ==========

The following unaudited pro forma information for the three and nine months periods ended September 30, 1996 and the nine months period ended September 30, 1997 presents a summary of consolidated results of operations of the Company and SEG as if the acquisition of SEG had occurred on January 1, 1996:

                                Three Months
                                    Ended              Nine Months Ended
                               Sept. 30, 1996   Sept. 30, 1996   Sept. 30, 1997
                               ---------------  ---------------  ---------------
Revenues                         $ 36,752,000     $120,896,000     $112,484,000
Net income (loss)                $(16,207,000)    $(37,082,000)    $(13,765,000)
Net income (loss) per share      $      (1.12)    $      (2.79)    $      (1.03)

These unaudited pro forma results have been prepared for comparative purposes only. Management of the Company does not believe them to be reflective of the consolidated results of operations after the acquisition. In order to achieve profitability, the Company and SEG have taken a number of steps to, among others, narrow the range of waste they will accept and process, limit the maximum holding period for waste on site, increase processing pricing, adjust processing schedules to increase throughput and reduce overhead costs. The Company believes these factors should enable SEG to significantly reduce processing losses in the future. However, there can be no assurance that such steps will be sufficient to make SEG profitable.

4.   DOE SAVANNAH RIVER M-AREA PROJECT

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the Department of Energy's
(DOE) Savannah River site. This decision was the result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of April 1998. The Company is currently negotiating an extension of the contract. However, in the event the Company is not able to obtain a contract extension, the Company could incur additional losses which could be material.

5.   NEW CREDIT FACILITY

     In connection with the acquisition of SEG, the Company entered into a new credit facility with its bank. Under this new facility, the Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings outstanding under the revolving line of credit are due on demand and bear interest at the London Interbank Offered Rate ("LIBOR") rate plus 2%. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. At September 30, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


                      GTS DURATEK, INC. AND SUBSIDIARIES


OVERVIEW

     GTS Duratek, Inc. (the "Company") has historically derived substantially all of its revenues from technical support services to government agencies, electric utilities, industrial facilities and commercial businesses. Technical support services are generally provided pursuant to multi-year time and materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     Prior to the acquisition of The Scientific Ecology Group, Inc. ("SEG"), the Company's waste treatment revenues historically had been generated from projects in which the Company acted as subcontractor for the United States Department of Energy ("DOE") pursuant to fixed-price and cost-plus-fixed-fee contracts. Substantially all of the Company's waste treatment revenues during the first nine months of 1996 were derived from the DOE's Savannah River M-Area project which is a $14 million fixed price contract. Waste treatment revenues from the DOE were not significant in the first nine months of 1997.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The SEG from Westinghouse Electric Corporation for approximately $23 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective as of April 1, 1997 for financial reporting purposes and, accordingly, the Company's results of operations for the three and nine months ended September 30, 1997 reflect the operating results of SEG from April 1, 1997. The acquisition of SEG has a significant impact on the comparison of 1996 and 1997 results of operations. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $73.6 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by $14,895,000. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

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

     On March 27, 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. This decision was the result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. On April 16, 1997, after an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The Company's management estimated that the M-Area facility will resume radioactive waste processing operations by the end of the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which includes the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of April 1998. The Company is currently negotiating an extension of the contract. However, in the event the Company is not able to obtain a contract extension, the Company could incur additional losses which could be material.

     The Company's other waste treatment projects for commercial customers are DuraTherm, Inc. ("DuraTherm"), which owns the San Leon, Texas thermal desorption facility, and the DuraChem joint venture with Chem-Nuclear, Inc. DuraTherm commenced commercial operations in the second quarter of 1996 and the Company consolidates the results of DuraTherm adjusting for the 20% minority interest in consolidation. Income or loss from the Company's 45% share in DuraChem will be recorded by the Company on the equity method.

     As a result of the Company focusing its management and capital resources on
(i) restarting the M-Area melter, (ii) successfully and rapidly incorporating SEG's business following the acquisition and (iii) meeting commitments to the DOE privatization cleanups in Hanford, Washington and Idaho Falls, Idaho, the Company also announced on April 16, 1997 that it would reduce the priority of, and capital commitments to, other projects which have higher levels of marketplace uncertainty or have longer-term financial prospects. Accordingly, the Company announced that the DuraChem facility would not commence commercial operations in 1997 as previously reported.

     In November 1995, the Company formed a strategic alliance with BNFL Inc. ("BNFL") to jointly pursue up to five major DOE waste treatment projects. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE waste treatment project. The Company reached agreements to pursue the first three projects in November 1995, February 1996 and September 1996 and recognized as revenue the $1.0 million fees in the fourth quarter of 1995 and the first and third quarters of 1996, respectively. The Company did not receive any teaming fees from BNFL in the nine months ended September 30, 1997. The Company is unable to predict the timing of recognition of future teaming fees, if any. In addition, BNFL will provide the Company with research and development funding of $500,000 annually for five years which will be used to offset certain of the Company's research and development expenses.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997.

     Revenues increased by $24.9 million or 216.6% from $11.5 million in 1996 to $36.4 million in 1997. The increase was primarily attributable to $25.3 million in revenues from the operations of SEG which was acquired by the Company effective as of April 1, 1997, and, to a lesser extent, an increase in waste processing revenues of $1.4 million at the Company's DuraTherm commercial waste treatment facility and an increase in DOE waste processing revenue of $400,000. The increase in revenues was partially offset by a decrease in technical support services revenues of $2.2 million. Revenues at the DuraTherm facility were $2.5 million for the third quarter of 1997 as compared to $1.1 million for the same period in 1996. The increase in revenues from DOE waste treatment projects, the result of performance on projects at Hanford, Washington and Idaho Falls, Idaho, was partially offset by a $1.0 million teaming fee received from BNFL for the same period in 1996. The decline in revenues from technical support services was the result of less power plant outages being scheduled in the third quarter of 1997 as compared to the same period in 1996.

     Gross profit increased by $3.8 million or 189.7% from $2.1 million in 1996 to $5.9 million in 1997. SEG and DuraTherm operations accounted for increases in gross profit of $4.2 million and $400,000 respectively. These increases were offset by decreases in gross profit of $400,000 and $400,000 in DOE waste treatment projects and technical support services, respectively. The decrease in DOE waste treatment projects was primarily attributable to the teaming fee received from BNFL as previously described. As a percentage of revenues, gross profit for technical support services was relatively unchanged as compared to the same quarter in 1996.

     Selling, general and administrative expenses increased by $2.6 million or 142.0% from $1.8 million in 1996 to $4.4 million in 1997. SEG accounted for $2.9 million of the increase. As a percentage of revenues, selling, general and administrative expenses decreased from 15.9% in 1996 to 12.2% in 1997. The decrease is principally related to the acquisition of SEG which has lower selling, general and administrative expenses as a percentage of revenues as compared with the Company's other businesses.

     Interest income, net decreased by approximately $424,000 from 1996 to 1997. The decrease was the result of a major portion of excess cash reserves being used to acquire SEG.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997.

     Revenues increased by $52.9 million or 157.9% from $33.5 million in 1996 to $86.3 million in 1997. The increase was primarily attributable to $49.7 million in revenues from the operations of SEG which was acquired by the Company effective April 1, 1997, an increase in waste processing revenue of $3.9 million at the Company's DuraTherm commercial waste treatment facility and an increase of $2.3 million in revenues from technical support services, partially offset by a decrease in DOE waste treatment projects revenues of $3.0 million. Revenues at the Company's DuraTherm facility which commenced operations on May 1, 1996 were $6.1 million for the first nine months of 1997 as compared to $2.2 million for the same period in 1996. The increase in the revenues in technical support services was the result of higher revenues on service contracts with Duke Energy, Georgia Power and New York Power Authority in 1997 as compared to the same period in 1996. The decline in revenues from waste treatment projects was the result of the Company's decision to suspend operations at the Company's M-Area processing plant located at the DOE's Savannah River site, the absence of $2.0 million in teaming fees from BNFL, partially offset by revenues generated by new contracts awarded by the DOE for waste treatment projects at Hanford, Washington and Idaho Falls, Idaho.

     Gross profit decreased by $177,000 from $7.2 million in 1996 to $7.0 million in 1997. SEG and DuraTherm accounted for increases in gross profit of $7.7 million and $1.0 million, respectively. These increases were offset by a decrease of $8.5 million in DOE waste treatment projects principally related to the $5.9 million loss recorded on the M-Area project in the first quarter of 1997 and the absence of $2.0 million in teaming fees from BNFL that the Company recognized in the first nine months of 1996. Gross profit from technical support services was comparable to the same period in 1996. As a percentage of revenues, gross profit decreased from 21.6% in 1996 to 8.2% in 1997 for the reasons previously mentioned.

     Selling, general and administrative expenses increased by $4.7 million or 79.9% from $5.8 million in 1996 to $10.5 million in 1997. SEG accounted for $5.7 million of the increase. As a percentage of revenues, selling, general and
administrative expenses decreased from 17.4% in 1996 to 12.1% in 1997.   The
decrease is principally related to the acquisition of SEG which has lower selling, general and administrative expenses as a percentage of revenues as compared with the Company's other businesses.

     Interest income, net decreased by $154,000 from 1996 to 1997. The decrease was principally the result of lower average availability of excess cash to invest in 1996 as compared to the same period in 1997 as a result of the acquisition of SEG.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, The Company used $29.0 million of cash in investing activities principally related to the acquisition of SEG, equipment acquired for improvements to the DuraTherm facility and additional investment in DuraChem.

     In connection with the acquisition of SEG, the Company entered into a new credit facility with its bank. Under this new facility, the Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the ("LIBOR") rate plus 2%. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. At September 30, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

     The Company believes cash flows from operations, cash resources at September 30, 1997 and, if necessary, borrowings under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000.

NEW ACCOUNTING PRONOUNCEMENTS

     During 1998 the Company will adopt the provisions of Statements of Financial Accounting Standards No. 128 "Earnings Per Share", No. 129 "Disclosure of Information about Capital Structure", No. 130 "Reporting Comprehensive Income", and No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company does not expect that any of the new pronouncements will have a material effect on the Company's financial condition or results of operations.

QUALIFICATION RELATING TO FINANCIAL INFORMATION

     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1997 interim periods are not necessarily indicative of results to be expected for the entire year.

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

     The Company experienced significant growth in revenues during 1996 and through the first nine months of 1997. Net income in the three months ended September 30, 1997 was also significantly greater than the three months ended March 31, 1997 and the comparable period of the prior year. However, there can be no assurance that the Company will be able to sustain these favorable operating trends in future periods. The Company's future operating results are largely dependent upon the Company's ability to complete the necessary repairs at its M-Area processing plant located at the DOE's Savannah River Site, resume operations in a timely manner, extend the existing contract with the DOE, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. The Company's future operating results are also largely dependent upon its ability to integrate the SEG acquisition and effectively manage SEG's operations. The acquisition of SEG also involves a number of additional specific risks including: adverse short-term effects on the Company's operating results, environmental risks and potential liabilities associated with operating a radioactive waste processing facility and radioactive waste transportation business, risks associated with operating SEG's business in a highly regulated environment, risks associated with maintaining compliance with operating licenses and permits, dependence on retaining key customers, dependence on retaining key personnel and risks associated with unanticipated problems, liabilities or contingencies following the acquisition of a business. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

     The Company's future operating results may fluctuate due to factors such as: the acceptance and implementation of its waste treatment technologies in the government and commercial sectors, the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, the Company's ability to maintain existing collaborative relationships or enter into new collaborative arrangements in order to commercialize its waste treatment technologies, the timing of new commercial waste processing contracts through SEG, the duration of and amount of waste to be processed pursuant to those contracts, and the timing of new technical support services contracts and the timing of work to be performed under such contracts.

Item 6.   Exhibits and Reports on Form 8-K

          a.     Exhibits
                 --------

           See accompanying Index to Exhibits


          b.     Reports
                 -------

           None.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                              SEPTEMBER 30, 1997

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.



Dated:  November 12, 1997                BY:  /s/ Robert F. Shawver
                                              -------------------------------
                                              Robert F. Shawver
                                              Executive Vice President and
                                              Chief Financial Officer



Dated:  November 12, 1997                BY:  /s/ Craig T. Bartlett
                                             --------------------------------
                                             Craig T. Bartlett
                                             Treasurer

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

 4.1 Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.2 Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P.and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292) .

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

10.19 GTS Duratek, Inc. Executive Compensation Plan.  (File No.  0-14292).

11.1 GTS Duratek Inc., and Subsidiaries, Computation of Earnings Per Share for the three months ended March 31, 1997. (filed herewith)

27    Financial Data Schedule.  (filed herewith)