Form 10-K
period 1997-12-31
GTS DURATEK INC
filed 1998-03-31
CIK 785186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    Form 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the fiscal year ended December 31, 1997

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from _____________ to  _____________


                         Commission File Number 0-14292


                                GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              22-2476180
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

10100 Old Columbia Road, Columbia, Maryland                  21046
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:          (410)312-5100

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, Par
                                                             Value 0.01 Per
                                                             Share

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

As of March 13, 1998, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $157,363,101 based on the average closing price of the Common Stock as reported by Nasdaq National Market on March 13, 1998. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                 Class                            Outstanding at March 13, 1998
Common stock, par value $0.01 per share                 12,948,026 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrants's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         Form 10-K Cross-Reference Sheet


PART I                                                                     Page
   Item 1.    Business .................................................     1
   Item 2.    Properties ...............................................    20
   Item 3.    Legal Proceedings ........................................    20
   Item 4.    Submission of Matters to a Vote of Security Holders ......    20

PART II
   Item 5.    Market For Registrant's Common Equity and
                 Related Stockholder Matters ...........................    21
   Item 6.    Selected Financial Data ..................................    22
   Item 7.    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations .........    23
   Item 8.    Financial Statements and Supplementary Data ..............    29
   Item 9.    Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure ................    54
PART III
   Item 10.   Directors and Executive Officers of the Registrant* ......    55
   Item 11.   Execution Compensation ...................................    56
   Item 12.   Security Ownership of Certain Beneficial Owners
                 and Management* .......................................    56
   Item 13.   Certain Relationships and Related Transactions* ..........    56

PART IV
   Item 14.   Exhibits, Financial Statement Schedules and Reports
                 on Form 8-K ...........................................    57
Signatures .............................................................    59

* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     Part I

Item 1.  Business

Overview

     GTS Duratek, Inc. (the "Company") provides waste treatment solutions for radioactive, hazardous, mixed (i.e. intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs that includes commercial waste processing services, government waste processing services and technical support services. The Company's strategy is to (i) provide the low cost solution to process contaminated waste streams, (ii) combine its proprietary technologies and technical support services to provide full-service waste treatment, and (iii) team, where appropriate, with other companies with complementary expertise to advance GTS Duratek's treatment solutions within its target markets and into new markets.

     The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. This facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to process 30 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company, utilizing a combination of treatment technologies, processes the waste, achieving significant volume and mass reduction, before sending it to a landfill for disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially-available alternatives. The Company's waste treatment technologies utilized at the Bear Creek Operations Facility include incineration, compaction, and metal decontamination and recycling. Other technologies used by the Company in its commercial waste processing operations include vitrification, stream reforming, thermal desorption and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

     The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. In November 1995, the Company and BNFL, Inc. ("BNFL"), the U.S. subsidiary of British Nuclear Fuels plc, formed a strategic alliance, agreeing to team on five major DOE environmental remediation projects. To date, the Company and BNFL have been jointly awarded contracts from the DOE on two of such projects, the Hanford Tank Waste Remediation System and the Idaho Advanced Mixed Waste Treatment Facility projects.

         The Company's technical support services encompass over 480 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provides highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation ("Westinghouse"). The Company's commercial waste processing at its Bear Creek Operations Facility and a significant portion of its technical support services, particularly the site decontamination and decommissioning services, constituted the business of SEG and have been integrated into the Company's operations since the date of acquisition. Also included in the Company's current operations as a result of the acquisition are transportation services for radioactive wastes. The Company maintains a fleet of tractors, trailers and shipping containers for transporting radioactive wastes from customers' sites for processing and disposal.

     The Company has developed the following joint venture and collaborative arrangements, among others, in order to advance the commercialization of its waste treatment technologies and increase the number of markets that it serves:

o The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL"). The Company has an established research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification of waste.

o BNFL, Inc. ("BNFL"). In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE environmental remediation projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste treatment projects and have been jointly awarded contracts from the DOE on two of such projects.

o The Carlyle Group ("Carlyle"). In January 1995, Carlyle, a Washington, D.C.-based private merchant bank, made a significant investment in the Company. Carlyle provided the Company with a significant capital infusion and, on a continuing basis, provides the Company with experience with companies that contract with the federal government.

     The Company seeks to utilize the complementary technical expertise or commercial experience of the other parties in these collaborative arrangements and, where possible, to develop additional collaborative arrangements, to pursue its primary markets and expand into new markets.

Commercial Waste Processing

     The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. This facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to process 30 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company, utilizing a combination of treatment technologies, processes the waste, achieving significant volume and mass reduction, before sending it to a landfill for disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially-available alternatives. The Company's waste treatment technologies utilized at the Bear Creek Operations Facililty include incineration, compaction and metal decontamination and recycling.

     Other technologies used by the Company in its commercial waste processing operations include vitrification, stream reforming, thermal desorption and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

     The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company.

     Vitrification. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter(TM). The Company's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a DuraMelter(TM) that reaches temperatures of 1150(degree)C to 1450(degree)C (or 2100(degree)F to 2640(degree)F). The high temperatures of the DuraMelter(TM) cause the waste and any additives, to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%. The glass produced by DuraMelters(TM) passes the United States Environmental Protection Agency's Toxicity Characteristic Leachate Procedure (TCLP), one of the most commonly used criteria for waste acceptance, particularly hazardous and mixed waste, at land disposal facilities.

     The DuraMelter(TM) is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter(TM) raise the temperature above 600(degree)C, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as "joule heating" and typically requires temperatures of about 1150(degree)C. Within the DuraMelter(TM), water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary GTS Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or "locked" into the molecular structure of the glass.

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

     Incineration. Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for nonhazardous waste oils and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. Each of the Company's incinerators is capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, nonhazardous waste oils simultaneously. The proprietary ash transport system of the Company's incinerators mixes ash with air, resulting in complete burning of all combustible material without excessive particulate carry-over common to most incinerators. In addition, the secondary chamber utilizes two burners at up to 2200(0)F to ensure complete combustion of all volatile materials. Incinerator ash and fly ash are compacted in the Company's UltraCompactor(TM) to form a high-density, nondispersible solid which is packaged and shipped for disposal. The incinerators are also equipped with a combination of emission control equipment and technology to maximize environmental and employee safety, including a heat recovery boiler for off-gas temperature control, a baghouse filter for particulate control, a dual HEPA bank for contamination control, a wet scrubber for acid gas removal, an evaporator to concentrate and solidify suspended and dissolved solids in the liquid from the scrubbers and a recycling system so that water can be recycled for reuse or processed in the incinerator which eliminates all liquid effluents.

     Compaction. Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor(TM) at its Bear Creek Operations Facility is the world's largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor(TM) has a capacity of 70,000 cubic feet per month. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods and filters. Other items that have been successfully volume reduced using the UltraCompactor(TM) include soils, motors, pumps, pipes, valves and conduits. The Company also has a mobile compactor which can be operated at the customer's site. The mobile supercompactor utilizes 2,200 tons of compaction force, achieves volume reduction rates of 60% to 80% and is suited for smaller-scale jobs on concrete, rubble, steel structures, valve bodies and other hard-to-compact material near theoretical density.

     Metal Decontamination and Recycling. The Company's metals processing program at its Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals utilizing its full-service capabilities of surveying, decontaminating and melting. Upon arrival at the Company's Bear Creek Operations Facility, the Company examines the metal and sorts it for processing based on the contamination level of the metal to achieve the most cost-effective process for recycling metal. If it is more cost-effective to dispose of it rather than to recycle it, the Company will volume reduce the metal using its UltraCompactor(TM) and send it to an appropriate burial site. If the metal can be decontaminated and commercially recycled, the Company will employ its decontamination technologies which incorporate chemical, abrasive grit/shot, sponge and carbon-dioxide processing. The Company's specialized decontamination equipment allows multiple shapes and metal types to be successfully treated for commercial recycling. For those metals that cannot be economically decontaminated to levels low enough for free release, the Company will utilize its metal melting technology. The Company's 20 ton, 7,200 kW electric induction furnace, the largest available in the United States, operates exclusively for melting and recycling radioactively contaminated metal. This furnace is capable of processing various types of ferrous metals over a broad alloy spectrum and copper and lead. All of the metal processed through the metal melt furnace is recycled into shield blocks and provided to various high-energy physics projects throughout the United States and Canada. The decontamination and/or recycling of radioactively-contaminated metal has two principal benefits, it eliminates the liability for the original waste generator and it eliminates the cost of burial.

     Steam Reforming. The Company's steam reforming technology is designed for processing the toughest wastes including mixed waste, waste requiring segregation and waste exhibiting high activity levels. In particular, the Company has successfully utilized this technology to process radiologically contaminated medical and biological wastes. The system's compact size, containment integrity, in-drum processing option and steam-based chemistry offer significant safety and regulatory advantages over most incinerator or other thermal destruction systems. The Company holds exclusive rights to this proprietary technology, which first vaporizes organics in the waste, either in liquid or solid forms, and then converts those gases to a dry, nonhazardous, mineral-like solid residue with greater than 99.99% efficiency. Using its steam reforming technology, the Company is able to achieve volume reductions of 100 times.

     The steam reforming process is conducted in a steam-laden, oxygen-deficient environment that converts organic and biochemical compounds to carbon monoxide, hydrogen, carbon dioxide and water. The two-step process first employs an evaporation phase (between 700(0)F and 900(0)F) which breaks down and vaporizes most organic compounds and water from the waste. The waste solids are not exposed to higher temperatures which would tend to volatize metals and other radionuclides from the residue. The volatized gases exit the evaporator and are passed through a filter which removes any fine entrained particles from the gases. Particulate-free gases exiting the filter are then co-mixed with additional superheated steam and passed through a high-temperature reformer. The gases, some of which are organic fractions of the original waste material, are fully decomposed in the reformer at high destruction efficiencies. The resulting products are simple gases and inert mineral-like residue.

     Because the Company's steam reforming technology does not use combustion and because the secondary pollutants are not formed by the steam reforming process, it is not classified as an incinerator by the EPA and is therefore easily permitted for on-site operations. Accordingly, the Company can provide a compact mobile unit for on-site processing at the customer's facility. For example, the Company successfully processed high-level radioactive wastes at Portland General Electric's Trojan Nuclear Plant. The project included sorting and packaging spent fuel pool wastes submerged in 20 feet of water, removing wastes from the fuel pool, destructing hydrogen bearing materials in the mobile steam reformer and sealing the processed wastes in dry-storage capsules for long-term storage.

     Thermal Desorption. The Company's thermal desorption technology separates hazardous wastes into more stable waste components that can either be safely stored, recycled or used as additives in the processing of other waste streams. The overall result is a reduction in the costs of treating and disposing of such wastes. The Company utilizes this technology at its DuraTherm Recycling Center, a RCRA Part B-permitted hazardous waste recycling center located near Houston, Texas, where it processes high solid content petroleum refinery and petrochemical manufacturing wastes to reclaim and recycle usable fuels. The Company owns an 80% interest in the facility and the 20% minority interest is owned by the operators of the facility, each of whom has entered into an employment agreement providing for incentive compensation tied directly to the financial performance of the facility.

     In the thermal desorption process, hydrocarbon sludges and cakes are placed in a thermal desorber which utilizes temperatures from 500(degree)F to 1,350(degree)F, depending on the particular waste being treated, to separate the waste into four components. The components include solids which meet universal treatment standards land disposal restrictions, water amenable to low-cost conventional waste water treatment or deep well disposal, reusable oil and noncondensable gases. The Company has conducted bench-scale and pilot-scale testing of the thermal desorption technology for processing organic ion exchange media and dry active waste debris. The results of this testing indicated that the technology can be adapted to radioactive waste processing.

     Ion Exchange. The Company has developed a family of selective ion exchange media, called DURASIL(R), which selectively targets and removes specific radioactive, toxic or hazardous ions from wastewater while passing benign ions. DURASIL(R) is formulated to separate specific contaminants from liquid waste streams thereby allowing radioactive and hazardous ions to be removed and separated into their respective species. Since radioactive and hazardous materials are regulated by two different government agencies, this ability to separate mixed waste greatly simplifies its disposal. DURASIL(R) also has physical characteristics that enable it to endure extreme waste water processing conditions. It is mechanically stable and nonflammable, does not shrink or swell, is virtually immune to radiation damage and has no effect on the pH of the waste stream. The Company has developed different DURASIL(R) ion exchange media depending on the characteristics of the liquid waste stream. The Company manufactures and supplies highly specialized waste water purification systems and the patented DURASIL(R) for commercial nuclear power plants, DOE facilities and industrial clients.

     Other Commercial Waste Processing Services. As part of its commercial waste processing operations, the Company provides certain complementary services to its customers including transportation and waste screening services. Through a wholly-owned subsidiary, Hittman Transport Services, Inc. ("Hittman"), the Company maintains a fleet of tractors, trailers and shipping containers for transporting radioactive waste and radioactively contaminated equipment for processing and disposal. All of Hittman's vehicles are constantly monitored via satellite to optimize waste pickup and delivery scheduling. Hittman maintains terminal locations around the country that are conveniently located to 90% of the commercial nuclear power plants in the United States. The Company also provides waste screening services for its customers, known as the "Green is Clean Program," which provides customers with third-party verification that their waste materials meet free release criteria. The Green is Clean Program enables customers to send their "clean" wastes to an industrial landfill, where the burial costs are significantly lower, rather than to a higher priced low-level radioactive waste landfill.

Government Waste Processing

     The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. In November 1995, the Company and BNFL formed a strategic alliance, agreeing to team on five major DOE environmental remediation projects. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste projects and have been jointly awarded contracts from the DOE on two of such projects, the Hanford Tank Waste Remediation System and the Idaho Advanced Mixed Waste Treatment Facility projects.

     The Company is currently involved in several waste treatment projects for the DOE. The following is a summary of the status of several of the Company's major waste treatment projects with the DOE.

     Savannah River M-Area Project. The DOE's Savannah River site near Aiken, South Carolina has approximately 18.7 million cubic feet in total currently stored inventory and twenty years' projected volume of low-level radioactive and mixed wastes. This represents about 31% of all of such wastes throughout the DOE weapons facilities. The Savannah River site is the largest single repository of low-level radioactive and mixed wastes among all DOE sites.

     In November 1993, the Company was awarded a subcontract by the site management and operations contractor, Westinghouse Savannah River Company ("WSRC"), to vitrify 90,000 cubic feet of low-level mixed waste sludge stored in the M-Area tanks at Savannah River. GTS Duratek's subcontract represents only 0.5% of the total mixed waste inventoried at Savannah River. The

Company's obligations under this subcontract entailed vitrifying the waste and performing ancillary services related to the handling of the waste, including removal of the radioactive sludges from the storage tanks, cleanup and decontamination of the storage tanks and placement of the containers of the glass waste in a secure storage area.

     Construction of the on-site DuraMelter(TM) began in July 1995 and the Company began to process waste on-site in October 1996. The Company designed and constructed the melter, managed construction of the facility that houses it and serves as the operator of the melter. In addition, the Company's technical personnel developed all operating, maintenance and radiological control procedures and training programs and conducted the training. The M-Area contract represents the first "privatization" type contract entered into by the DOE for waste cleanup at its facilities. Pursuant to this contract, the Company owns and operates the DuraMelter(TM) under its subcontract with WSRC. The Company believes that the DOE will enter into more of these privatization arrangements with commercial vendors and that the Company's contract at Savannah River has been used as a model for contemplated future privatized DOE waste cleanup projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of the DuraMelter(TM) at the Savannah River site. This decision was the result of observations by operations personnel that indicated that excessive wear could be occurring on certain internal components of the melter. After an extensive inspection of the condition of the melter, the Company's management decided to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which included the estimated costs of repairs to the melter and for estimated losses by which it is required to complete the fixed price contract. The Company resumed radioactive waste processing in December 1997. Following resumption of processing, management was able to refine its estimates of costs to complete the contract and recognized an additional charge of $1.3 million in the fourth quarter of 1997. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of April 1998 and is currently negotiating an extension of the contract. However, in the event the Company is unable to obtain a contract extension, the Company could incur additional losses which could be material.

     Hanford Tank Waste Remediation System Project. In September 1996, the team led by BNFL, of which the Company is a key member, was awarded a contract for the Hanford Tank Water cleanup at the DOE's site in Hanford, Washington. The Hanford site is the single largest DOE facility and contains the largest amount of high-level radioactive waste in the United States with approximately 61 million gallons of high-level radioactive waste and low-level radioactive waste which is contained in 177 underground storage tanks.

     The Company will provide the technical and support services for vitrifying both the high-level and low-level waste for the project. Part I of the project is divided into two parts. Part IA, which was concluded in January 1998, consisted of completing the facility conceptual design, initiating the environmental permitting process and submitting a proposal to the DOE for the next phase. The Company completed its portion of Part IA by delivering the conceptual design for high level waste (HLW) and low active waste (LAW) melters, and by generating a cost estimate for the design and construction of these systems. In addition during Part IA, glass formulation and validation testing on a small scale was performed at the VSL. Based on its evaluation of the proposals submitted in January 1998, award of the Part IB contract, which could be a single or dual award, is expected to be made by the DOE in July 1998. The Part IB contract will be to perform detailed design, construction and operation of a demonstration facility that will treat between 10-15% of the Hanford tank waste concluding with the decontamination and decommissioning of the cleaned tanks in 2012.

     In preparation for beginning the detailed design of the demonstration facility, BNFL has committed $17 million to design, construct and operate a pilot DuraMelterTM at the Company's headquarters. This pilot DuraMelterTM will be one-third the size of the full scale melter needed for the Hanford Tank Waste Remediation System Project and it is anticipated that operations will begin prior to the end of 1998.

     According to DOE estimates, the total Phase I contract is estimated to be worth $4 billion over 11 years. Phase II of the cleanup to convert all the tank waste to glass is expected to take 20 to 30 years to complete. The total project is estimated by the DOE to cost in excess of $20 billion. The Company's portion of the total contract is undetermined at this point. See "Joint Venture and Collaborative Arrangements - BNFL."

     Idaho Advanced Mixed Waste Treatment Project. In December 1996, the team led by BNFL, of which the Company is a key member, was awarded the sole contract by the DOE for the Advanced Mixed Waste Treatment Project (AMWTP) in Idaho Falls, Idaho. Under the contract, the team will finance, construct and operate a treatment facility for mixed radioactive and toxic wastes at the DOE's Idaho National Engineering and Environmental Laboratory (INEEL). The facility will treat and package for disposal approximately 65,000 cubic meters of mixed and transuranic waste now stored or buried at INEEL. The contract also provides an option for the team to treat an additional 120,000 cubic meters of mixed waste generated by future cleanup operations at INEEL or other DOE sites.

     The BNFL-led team plans to utilize vitrification and incineration technologies developed by the Company in the INEEL project. The Company will be responsible for the design, development, procurement, and construction supervision of the waste vitrification and incineration systems. The AMWTP is split into three phases with the intention of meeting important and aggressive milestones agreed to by the DOE and the State of Idaho. Phase One includes the permitting application process and is expected to conclude in April 1999. The Company has completed its Phase One activities with the submission of its conceptual design for the vitrification and incineration systems to BNFL in January 1998. BNFL began the environmental permitting process in January 1998 with the submission of the permit applications to the State of Idaho. Phase Two includes the design and construction of the facility and operational testing for a duration of up to three years. Phase Three includes the retrieval of the waste and operation of the facility with an approximate duration of twelve years. After the completion of these phases, there will be a decommissioning of the facility anticipated to take six months. The total contract is estimated to be worth approximately $1 billion. The Company's portion of the total contract is undetermined at this point. See "Joint Venture and Collaborative Arrangements - BNFL."

Technical Support Services

     The Company's technical support services encompass over 480 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provides highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. The Company provides these technical support services either as a prime contractor or as a subcontractor to a diverse group of government agencies, electric utilities, industrial facilities and commercial businesses including the DOE, Duke Power Company, Southern Nuclear Operating Company, New York Power Authority and Rocky Mountain Remediation Services. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

     Site Decontamination and Decommissioning. The Company has performed decontamination and decommissioning services at over 60 facilities worldwide, including major scopes of work at two nuclear power plants which have been completely decommissioned to United States Nuclear Regulatory Commission ("NRC") requirements. The Company has performed decontamination and decommissioning at the following commercial nuclear power plants: Fort St. Vrain Nuclear Generating Station, Humboldt Bay Power Plant Unit 3, Shoreham Nuclear Power Station, Rancho Seco Nuclear Station, Trojan Nuclear Power Plant and Maine Yankee Atomic Power Company. Decontamination and decommissioning services provided by the Company include site radiological surveys, waste characterization, decommissioning planning, remediation, health physics support, radwaste services and final surveys. The Company has the technical personnel, who have developed project techniques accepted by the NRC, programs, procedures, equipment and instrumentation to handle projects involving small hot cells to large nuclear power stations. In addition, through its transportation and commercial waste processing operations, the Company offers its customers a comprehensive solution to their site decontamination and decommissioning problems.

     Radiological Engineering Services. The Company's technical personnel provide commercial and government customers with a variety of radiological engineering services including development of health physics and emergency preparedness programs, MORT analysis, licensing procurement, instrumentation and radiological training. Most of the Company's senior technical personnel providing radiological engineering services are fully certified and have extensive operating plant as well as NRC and DOE experience.

     Staff Augmentation and Outage Support Services. The Company provides trained personnel to assist nuclear power plants undergoing periodic refueling, maintenance outages, construction or decommissioning. There are 119 nuclear power generating units in the United States, of which 108 are operational. To control costs, utilities maintain their permanent staffs at the level needed for steady-state power operations. They supplement their full-time staffs during refueling and maintenance outages with skilled contract personnel. Every 12 to 24 months, nuclear power plants are shut down for scheduled maintenance that typically takes 30 to 90 days. This shutdown and maintenance operation costs the nuclear power facility on average $1 million for every day it is closed. Accordingly, there is a strong economic incentive for the nuclear power facilities to hire trained and experienced personnel for these maintenance operations in order to complete the servicing as quickly and efficiently as possible. The Company's trained technicians and personnel are experienced in outage support procedures and are effective at helping to minimize the cost of the power facilities' down time.

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

     The Company's largest customer for staff augmentation services is Duke Power Company, which accounted for approximately 28% and 12% of the Company's total revenues in 1996 and 1997, respectively. Duke Power currently has seven nuclear power units at three sites. Under a contract between the Company and Duke Power which expires in 2000, the Company provides a group of technicians to the Duke Power system year-round and provides additional personnel to Duke Power during planned maintenance outages. Other nuclear power utilities to which the Company provides augmentation and outage support services include Southern Nuclear Operating Company and New York Power Authority.

     Environmental and Computer Consulting Services. The Company provides extensive environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act ("OSHA") and EPA compliance audits, site characterization, licensing and permitting and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, decontamination experts and others. The Company also supplies professionals and technical specialists in a wide range of scientific, engineering, data processing and communications disciplines. These individuals perform computer consulting services such as program assessment/ development, computer software development and testing, networking, web site development, quality assurance audits, non-destructive examination and computer training for a broad base of clients.

     Environmental Safety and Health Training. The Company provides radiation protection and hazardous waste training services nationwide. The Company's training specialists prepare candidates, consisting of health physics technicians and professionals from nuclear power plants, universities and laboratories nationwide, for the National Registry of Radiation Protection Technologists and American Board of Health Physics certification examinations. The Company's training programs enable customers to realize cost savings through increased worker competence and productivity, enhanced workplace safety and improved compliance with regulatory requirements.

Joint Venture and Collaborative Arrangements

     In order to commercialize its technologies more rapidly and cost-effectively, the Company has developed several important joint venture and collaborative arrangements. The following is a summary of certain of these relationships.

     VSL

     The Company has established a research and development relationship with the VSL of The Catholic University in Washington, D.C. pursuant to which the VSL provides ongoing research and development capabilities and technical services in support of the Company's waste treatment projects, particularly its government waste processing operations. In this complementary relationship, the VSL provides the necessary technology and research and development support while the Company advances the technology to commercial application.

     The VSL, a research facility with a staff of 90 researchers, is one of the leading research centers in the world for glass technology, including vitrification. The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various DuraMelter(TM) models have been designed and constructed at the VSL for use by the staff of the VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed and other wastes. See "Business - Patents and Other Intellectual Property Rights."

     In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects, particularly its government waste processing operations. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter(TM) technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements in the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

     In return, the Company provides ongoing project funding for research conducted at the VSL on behalf of the Company. During 1996 and 1997, the Company paid $1,343,000 and $255,000, respectively, in research and development funding to the VSL. For Company waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates.

     BNFL

     In November 1995, the Company and BNFL entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom-based company with annual revenues of approximately $2 billion worldwide. British Nuclear Fuels plc is one of the largest processors of radioactive waste in the world and is one of only two companies worldwide with commercial experience in processing and stabilizing high-level radioactive wastes. BNFL has been active in the U.S. radioactive waste market for the past five years, including being selected as a member of the team to manage the DOE's nuclear waste facility in Rocky Flats, Colorado. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE waste treatment project. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste treatment projects and have been jointly awarded contracts from the DOE on two of such projects.

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

     In January 1998, the Company received a $17 million commitment from BNFL to build and operate a pilot DuraMelter(TM) at the Company's headquarters. The melter will be jointly designed and constructed by the Company's and BNFL's engineers and it is anticipated that operations will begin prior to the end of 1998. This pilot DuraMelter(TM) will be one-third the size of the full scale melter needed for the Hanford Tank Waste Remediation System Project.

     DuraChem

     In September 1994, the Company formed a joint venture with Chem-Nuclear Systems, Inc. ("Chem-Nuclear"), a subsidiary of WMX Technologies, Inc., to design, construct and operate vitrification facilities to process commercial radioactive waste for disposal, including low-level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture entity, called DuraChem, is 55% owned by Chem-Nuclear and 45% by the Company. The joint venture represents the combination of the Company's proprietary vitrification technology and Chem-Nuclear's 23 years of experience in providing radioactive waste handling and processing services. DuraChem will first pursue the disposal market for ion exchange resins which are generated by nuclear power plants and contaminated wastes from hospitals and laboratories. The first vitrification facility of this joint venture is located at Chem-Nuclear's waste processing center at Barnwell, South Carolina. The DuraChem facility is located adjacent to the Barnwell landfill, one of the few facilities in the United States permitted to accept commercially-generated low-level radioactive waste. The Company believes that DuraChem's location is advantageous because of its proximity to the nation's primary facility for handling low-level radioactive waste.

     In 1995, the Company and Chem-Nuclear constructed a vitrification facility at Chem-Nuclear's radioactive waste processing center at Barnwell, South Carolina. The Company designed and constructed a new DuraMelter(TM) at the facility and is responsible for the vitrification operations. Chem-Nuclear manages the overall facility and is responsible for procuring all required operating permits, obtaining the low-level radioactive waste from its customers, transporting the waste to the facility and removing the waste for ultimate disposal once it has been vitrified. The need for the services provided by DuraChem was created by the closure of nationally accessible low-level radioactive waste disposal sites and the delay by state compacts in opening new regional sites. The high cost of disposal of certain low-level radioactive waste materials has caused commercial generators of low-level radioactive waste, in some instances, to store their waste at their facilities until regional sites are opened or other low-cost disposal alternatives become available. The DuraChem facility was expected to begin commercial operations in 1997; however, as a result of the Company focusing its management and capital resources on (i) restarting the M-Area melter, (ii) successfully and rapidly incorporating SEG's business following the acquisition and (iii) meeting commitments to the DOE privatization cleanups in Hanford, Washington and Idaho Falls, Idaho, the Company announced in April 1997, that it would reduce the priority of, and capital commitments to, other projects which have higher levels of marketplace uncertainty or have longer-term financial prospects including the DuraChem joint venture. The partners have agreed that the schedule for commencement of operations at the DuraChem facility will be determined in 1998. The Company's management anticipates commencement of the facility in 1999, however, changes in market conditions or other factors could result in additional delays.

     Vitritek

     Through a joint venture with Vitritek Holdings Company, L.L.C., ("Vitritek Holdings") a privately-held entity, the Company has extended its vitrification technology to non-radioactive wastes. The joint venture entity, called Vitritek, is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally. The joint venture may pursue potential international opportunities during 1998; however, the Company expects the joint venture to have limited operations during 1998.

Customers

     In its commercial waste processing operations, the Company derives revenues from the processing and treatment of customer waste streams and from related waste transportation services. Customers of the Company's commercial waste processing services include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others. Revenues derived from commercial waste processing operations represented approximately 8.9% and 44.2% of the Company's total revenues in 1996 and 1997, respectively. The Company's commercial waste processing operations relate primarily to the business conducted by the former SEG and, prior to the acquisition of SEG in April 1997, the Company's commercial waste processing operations were limited.

     In its government waste processing operations, the Company derives revenues related to its proprietary vitrification technologies principally through subcontracts with a combination of DOE contractors and subcontractors including WSRC and BNFL. Revenues derived from DOE-related subcontracts represented approximately 16.1% and 3.7% of the Company's total revenues during 1996 and 1997, respectively.

     The Company provides technical support services to a diverse group of government agencies and utilities. Customers include the DOE, the United States Department of Defense ("DOD"), the United States Environmental Protection Agency ("EPA"), state environmental protection agencies, Duke Power Company, Southern Nuclear Operating Company, New York Power Authority, and Rocky Mountain Remediation Services. Revenues derived from technical support services represented approximately 75% and 52.2% of the Company's total revenues during 1996 and 1997, respectively.

     Revenues from Duke Power accounted for approximately 12% of the Company's revenues for 1997. No other customer accounted for more than 10% of the Company's total revenues during 1997. The Company has a contract with Duke Power which expires in 2000 pursuant to which it provides technical support services and personnel.

Sales and Marketing Strategy

     The Company's operations to date, including the commercial waste processing operations acquired in April 1997, have provided it with extensive knowledge of commercial and DOE waste stream composition and the factors that influence the remediation of those waste streams. The Company's internal sales force uses and will continue to use that knowledge and operating experience to strengthen the Company's competitive position when pursuing commercial and DOE waste remediation projects. In addition, through its collaborative arrangements, the Company will seek to utilize complementary technical expertise, marketing resources and commercial experience of the other parties to develop additional business in its primary markets, expand its capabilities in handling a greater diversity of waste streams and replicate its operating model to pursue international markets. The Company pursues markets where it can be the most cost-effective processor of the waste due to its technologies, geographical proximity to a waste stream, government regulation or its ability to provide a comprehensive approach to its customers' waste treatment needs.

     In its technical support services business, GTS Duratek will seek to strengthen its relationships with its large utility customers, such as Duke Power Company, Southern Nuclear Operating Company, New York Power Authority and Rocky Mountain Remediation Services which are significant contributors to the Company's total revenues. The Company is also pursuing opportunities with utilities that are downsizing and outsourcing service work as well as DOE sites that are privatizing departments such as training and radiological controls. To enhance the overall profitability of the technical support services business, the Company is focusing on increasing market share in decontamination and decommissioning services, environmental and computer consulting, radiation instrument services and environmental health and safety training, all of which generate relatively higher profit margins than staff augmentation and outage support. Decontamination and decommissioning services provided to nuclear facilities encompasses services from initial site characterization to project completion.

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

     The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 (the "ERA") authorize the Nuclear Regulatory Commission ("NRC") to regulate the receipt, possession, use and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management and disposal of low-level radioactive waste and that require the licensing of commercial low-level radioactive waste disposal sites.

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

     The Resource Conservation and Recovery Act of 1976, as amended ("RCRA") provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the Hazardous and Solid Waste Amendments of 1984 prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology ("BDAT") treatment standards, unless certain exemptions apply.

     The Toxic Substances Control Act ("TSCA") provides EPA with the authority to regulate over 60,000 commercially produced chemical substances. EPA may impose requirements involving manufacturing, record keeping, reporting, importing and exporting. TSCA also established a comprehensive regulatory program for PCBs which is analogous to the RCRA program for hazardous waste.

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

     Under RCRA, wastes are classified as hazardous either because they are specifically listed as such or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are generally considered to be hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes but which has no beneficial use, including waste treated with the Company's vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Subsequent management of such waste residue would be subject to full RCRA regulation, including the prohibition against land disposal without treatment in compliance with BDAT. The RCRA regulation classifying such waste residue as hazardous has been overturned by the U.S. Court of Appeals for the District of Columbia Circuit, but has been temporarily reinstated until 2001 when the EPA is under court order to develop a revised regulatory approach which would allow listed wastes to leave the hazardous waste regulatory system if they met specified concentration limits. The Company's ownership and operation of treatment facilities also exposes the Company to potential liability for cleanup of releases of hazardous wastes under RCRA.

     Operators of hazardous waste treatment, storage and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. Obtaining such permits is a lengthy and costly process that requires regulatory inspection and approval of, among other things, the facility design, equipment and operating plans and procedures. In addition, applicants for a RCRA permit for a treatment, storage or disposal facility must submit detailed information regarding all past waste management practices at that facility and may be required to undertake corrective action for past contamination of the site. The Company's DuraTherm facility in San Leon, Texas, and its facilities in Oak Ridge, Tennessee, are RCRA Part-B permitted facilities. The Company has developed procedures to ensure compliance with RCRA permit provisions at the DuraTherm and Bear Creek Operations facilities, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting, and employee training.

     If the Company engages in the transportation of hazardous materials, such as radioactive materials, it will be subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statutes, the United States Department of Transportation regulates the transportation of hazardous materials in commerce. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials. If the Company engages in the storage and disposal of high-level nuclear waste it may be subject to the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments.

     CERCLA effectively imposes strict, joint and several liability upon owners or operators of facilities where a release of hazardous substances has occurred, upon parties who generated hazardous substances that were released at such facilities and upon parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and resulting residues from the Company's vitrification and incineration processes are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters(TM) to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

     Company facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required.

     The Clean Air Act imposes strict requirements upon owners and operators of facilities which discharge pollutants into the environment. Although the Company believes that its proprietary off-gas treatment system effectively traps particulates and prevents hazardous emissions from being released into the environment, which releases would violate the Clean Air Act, the Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used and incinerated at existing or proposed facilities.

     The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from industrial and municipal wastewater sources. The Company believes that DuraMelters(TM) generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters(TM) are designed to have no residual wastewater discharge. However, the Clean Water Act's standard permits and procedures are potentially applicable to all other water discharged from, or reused at, facilities owned or operated by the Company.

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

Competition

     The market for the Company's waste treatment services is characterized as the treatment and stabilization of certain radioactive, hazardous, mixed and other wastes. The Company is aware of some competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors including its proprietary vitrification technologies, its comprehensive approach to waste treatment, demonstrated commercial success of its technologies, reputation for providing quality service to its customers and strategic alliances. Many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company.

     In its technical support services business, the Company's competitors range from major national and regional environmental service and consulting firms which have large environmental remediation staffs to small local firms. Many of the major national and regional environmental service and consulting firms have greater financial, management and marketing resources than the Company. The availability of skilled technical personnel, quality of performance, safety, diversity of services and price are the key competitive factors.

Research and Development Activities

     The Company's research and development activities are conducted primarily by the VSL for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. During 1995, 1996, and 1997, research and development activities were conducted at the VSL under contracts totaling $789,000, $1,343,000 and $255,000, respectively. The Company did not incur any additional research and development costs during those years. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement. The Company expects to spend a significant portion of the research and development funding provided by BNFL with the VSL. See "Business - Joint Venture and Collaborative Arrangements - VSL" and "-BNFL."

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

     The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The license agreement grants to the Company and DuraTherm the exclusive rights to such technology and any subsequently developed related technology and provides that any subsequently developed unrelated technology which results from research and development funded or sponsored by the Company or DuraTherm shall be assigned to such entities. The license agreement currently covers three patents relating to thermal descorption, one pending patent and a European patent application.

     In connection with the acquisition of SEG in April 1997, the Company acquired the entire intellectual property portfolio of SEG, including all patents and related trademarks and copyright pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Specifically, the issued and active patents acquired by the Company relate to the steam reforming, incineration, ultracompaction and vitrification technologies used by SEG in its commercial waste processing operations. As a result of the acquisition of SEG, the Company acquired rights in 48 U.S. patents, 11 pending U.S. patent applications, 118 foreign patents and 35 pending foreign patent applications. Pursuant to the purchase agreement with Westinghouse, the Company has granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents acquired by the Company.

     From time to time, the Company acquires or licenses technologies from third parties that complement its existing waste processing technologies. In November 1997, the Company acquired a joint interest in several patents pertaining to the gasification and vitrification of organic materials from Proler Environmental Services, Inc. ("Proler"). The Company now owns Proler's interest in these patents jointly with Hylsa SA, a company located and doing business in Mexico.

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

Employees

     As of December 31, 1997, the Company employed 1,052 employees, including 375 temporary field-assigned employees performing services for clients, 484 full-time technical personnel and 193 in finance, administration and support personnel. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of temporary field-assigned employees generally increases to approximately 600 during the fall peak outage season at the nation's nuclear power plants. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

Item 2.  Properties

     The company leases approximately 35,000 square feet of office space in Columbia, Maryland which it uses as its administration and general corporate offices. The initial lease term expires December 31, 2006.

     In April 1997, the Company acquired certain real property assets in connection with its acquisition of SEG, including approximately 50 acres of land in Oak Ridge, Tennessee, upon which the primary waste processing operations are located. The Company acquired another approximately 50-acre parcel in Oak Ridge, Tennessee, at which additional waste processing operations are conducted. The Company also acquired a 13,500 square foot building in Richland, Washington, which houses certain technical services operations.

     The Company's 80%-owned subsidiary, DuraTherm, owns a RCRA-permitted hazardous waste recycling center located in San Leon, Texas. The facility is located on 14.5 acres of land and consists of a recycling center on 8.5 acres and 4,500 square feet of office and laboratory space. The facility and the land are owned by DuraTherm.

Item 3. Legal Proceedings

     On February 3, 1998, the Company's wholly-owned subsidiary, SEG, was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made by officers of SEG in joint press releases with Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. The Company has not yet responded to the complaint, and at the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

     In addition, from time to time the Company is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management of the Company, on the advice of counsel, believes that the ultimate resolution of such litigation or administrative proceedings currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the Nasdaq National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock. The reported last sale price of the Common Stock on the Nasdaq National Market on March 13, 1998 was $13.50.

                                                           Price Range
                                                         of Common Stock
                                                      --------------------
                                                         High        Low
                                                      ---------  ---------
     Year ended December 31, 1995:
          1st quarter                                 $       5  $   3 5/8
          2nd quarter                                     6 1/8      4 1/4
          3rd quarter                                     6 1/4      5 3/8
          4th quarter                                    17 7/8      5 1/2

     Year ended December 31, 1996:
          1st quarter                                 $  17 7/8  $  11 1/4
          2nd quarter                                    19 7/8     14 5/8
          3rd quarter                                    19 1/2     11 1/8
          4th quarter                                    16 5/8     10 7/8

     Year ended December 31, 1997:
          1st quarter                                 $  14 5/8  $   4 7/8
          2nd quarter                                    10 1/2      7 7/8
          3rd quarter                                    15 3/8      9 1/2
          4th quarter                                        15      9 3/4

     As of March 13, 1998, there were 740 holders of record of the Common Stock and the Company estimates that there were approximately 7,700 beneficial holders.

     The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying dividends under its revolving line of credit with its principal lender. The Company will pay dividends on the 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") out of funds legally available therefore in accordance with the terms of the Convertible Preferred Stock which require the payment of quarterly dividends of $320,000 or $2.00 per share. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of Convertible Preferred Stock. To date, the Company has paid all dividends on all of the outstanding shares of the Convertible Preferred Stock. Except with respect to the dividends on the Convertible Preferred Stock, the Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6.  Selected Financial Data (in thousands, except per share amounts)

                                                                                             As of December 31,
                                                                 ------------------------------------------------------------------
                                                                       1993          1994          1995          1996          1997
-----------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
     Revenues                                                     $  33,505     $  35,968     $  40,418     $  44,285     $ 136,553
     Cost of revenues                                                28,609        28,857        32,220        35,198       120,814
-----------------------------------------------------------------------------------------------------------------------------------
     Gross profit                                                     4,896         7,111         8,198         9,087        15,739
     Selling, general and administrative expenses                     5,738         5,926         5,876         7,455        15,725
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) from operations                                     (842)        1,185         2,322         1,632            14
     Interest income (expense), net                                    (372)         (595)           57         1,239           571
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before income taxes and
        proportionate share of loss of joint venture                 (1,214)          590         2,379         2,871           585
     Income taxes                                                        73            12           101           649           716
-----------------------------------------------------------------------------------------------------------------------------------
     Income (loss) before proportionate share
        of loss of joint venture                                     (1,287)          578         2,278         2,222          (131)
     Proportionate share of loss of joint venture                      --            (321)         (824)         (165)         (150)
-----------------------------------------------------------------------------------------------------------------------------------
     Net income (loss)                                               (1,287)          257         1,454         2,057          (281)
     Preferred stock dividends and charges
        for accretion                                                  --            --          (1,394)       (1,500)       (1,503)
-----------------------------------------------------------------------------------------------------------------------------------
     Net income (loss) attributable
        to common stockholders                                    $  (1,287)    $     257     $      60     $     557     $  (1,784)
===================================================================================================================================
     Basis net income (loss) per share                            $   (0.16)    $    0.03     $    0.01     $    0.05     $   (0.14)
===================================================================================================================================
     Diluted net income (loss) per share                          $   (0.16)    $    0.03     $    0.01     $    0.04     $   (0.14)
===================================================================================================================================
     Basic weighted average common stock
        outstanding                                               $   7,936     $   8,656     $   8,820     $  11,460     $  12,619
===================================================================================================================================
     Diluted weighted average common stock
        and dilutive securities outstanding                           7,936         8,966        11,213        13,404        12,619
===================================================================================================================================
                                                                                             As of December 31,
                                                                 -------------------------------------------------------------------
                                                                       1993          1994          1995          1996          1997
-----------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
     Working capital (deficit)                                    $    (127)    $     (78)    $  24,114     $  62,161     $   8,363
     Total assets                                                    12,754        19,200        38,660        85,199       132,298
     Long-term debt, convertible debenture
        and capital lease obligation                                    288           502        10,123        10,939        11,557
     Redeemable convertible preferred stock                            --            --          14,609        14,829        15,052
     Stockholders' equity                                             6,159         6,933         9,257        55,147        56,429
===================================================================================================================================

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     GTS Duratek, Inc. (the "Company") has historically derived substantially all of its revenues from technical support services provided to government agencies, electric utilities, industrial facilities and commercial businesses. Technical support services are generally provided pursuant to multi-year time and materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for approximately $22.4 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective as of April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.5 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $13.8 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years. SEG provided over 50% of the Company's revenue for 1997 and accordingly the acquisition of SEG has a significant impact on the comparison of 1996 and 1997 results of operations.

     SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing Company in the United States, offering an extensive range of commercial waste processing services and technologies including incineration, compaction and metal decontamination and recycling to commercial generators of radioactive waste. SEG also provides transportation services for radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting the wastes, and provides site decontamination and decommissioning and other technical support services to nuclear clients including government facilities, commercial facilities and university/research/test facilities. Commercial waste processing services are generally provided pursuant to fixed unit rate contracts and revenues are recognized as the waste is processed. Site decontamination and decommissioning and other technical support services are generally provided pursuant to time and material contracts and revenues are recognized as costs are incurred according to predetermined rates.

     Prior to the acquisition of SEG, the Company's waste treatment revenues historically had been generated from government waste processing operations pursuant to fixed-price and cost-plus-fixed-fee contracts with the United States Department of Energy ("DOE"). Substantially all of the Company's waste treatment revenues during 1996 were derived from the DOE's Savannah River M-Area project which is a $14 million fixed price contract. Waste treatment revenues from the DOE were not significant in 1997.

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site as a result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the

Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which included the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. In December 1997, the Company recommenced radioactive operations and recorded an additional charge of $1.3 million on the M-Area contract in the fourth quarter of 1997 for the estimated increased costs to complete the contract as a result of it taking longer than original estimates to bring the system to full processing throughput levels. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of April 1998. The Company is currently negotiating an extension of the contract. However, in the event the Company is not able to obtain a contract extension, the Company could incur additional losses which could be material.

     The Company's commercial waste processing operations also include DuraTherm, Inc. ("DuraTherm"), which owns the San Leon, Texas thermal desorption facility, and the DuraChem joint venture with Chem-Nuclear, Inc. DuraTherm commenced commercial operations in the second quarter of 1996 and the Company consolidates the results of DuraTherm adjusting for the 20% minority interest in consolidation. Income or loss from the Company's 45% share in DuraChem will be recorded by the Company on the equity method.

     During 1997, the Company focused its management and capital resources on
(i) restarting the M-Area melter, (ii) incorporating SEG's business following the acquisition and (iii) meeting commitments to the DOE privatization cleanups in Hanford, Washington and Idaho Falls, Idaho. The Company also announced in April 1997 that it would reduce the priority of, and capital commitments to, other projects which have higher levels of marketplace uncertainty or have longer-term financial prospects. Accordingly, the Company announced that the DuraChem facility would not commence commercial operations in 1997 as previously reported. In March 1997, the management of Chem-Nuclear and the Company temporarily suspended construction of the project. The partners have agreed that the schedule for commencement of operations at the DuraChem facility will be determined in 1998. The Company's management anticipates commencement of this facility in 1999, however, changes in market conditions or other factors could result in additional delays.

     In November 1995, the Company formed a strategic alliance with BNFL Inc. ("BNFL") to jointly pursue up to five major DOE waste treatment projects. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE waste treatment project. To date, the Company has reached agreements to pursue three projects and recognized as revenue the $1.0 million fees in the fourth quarter of 1995 and the first and third quarters of 1996, respectively. The Company did not receive any teaming fees from BNFL in 1997. The Company is unable to predict the timing of recognition of future teaming fees, if any.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing of new DOE waste treatment projects, including those pursued jointly with BNFL; the duration of the Hanford and Idaho Falls DOE projects; and the amount of new waste streams, if any, awarded to the Company for processing at the M-Area facility in Savannah River.

Results of Operations

Year ended December 31, 1996 Compared to Year Ended December 31, 1997.

     Revenues increased by $92.3 million, or 208.4%, from $44.3 million in 1996 to $136.6 million in 1997. The increase was primarily attributable to $84.3 million in revenues from the commercial waste processing operations of SEG, which was acquired by the Company effective as of April 1, 1997, an increase in waste processing revenues of $4.8 million at the Company's

DuraTherm commercial waste treatment facility, which commenced operations on May 1, 1996, and an increase in technical support services revenues of $5.3 million which were slightly offset by a decrease in revenues from government waste processing operations. Revenues from government waste processing operations in 1997 were adversely impacted by the shutdown of operations at the M-Area processing facility. In addition, revenues in 1996 included $2.0 million in teaming fees received from BNFL in exchange for the Company's agreement to exclusively team with BNFL on two DOE waste treatment projects. The Company did not receive any teaming fees from BNFL in 1997. Revenues from DuraTherm increased as the result of increased waste receipts during 1997 as compared to 1996. The increase in revenues from technical support services was primarily the result of more work performed on power plant outage and support services contracts with Duke Power Company, New York Power Authority and Southern Nuclear Operating Company.

     Gross profit increased by $6.6 million, or 73.2%, from $9.1 million in 1996 to $15.7 million in 1997. Commercial waste processing operations accounted for an increase in gross profit of $16.5 million, consisting of an increase of $15.4 million from SEG's operations and $1.1 million from DuraTherm's operations. This increase was offset by a decrease in gross profit of $7.7 million in government waste processing operations principally related to the $7.2 million of losses recorded on the M-Area project in 1997 and the absence of $2.0 million in teaming fees from BNFL that the Company recognized in 1996. As a percentage of revenues, gross profit decreased from 20.5% in 1996 to 11.5% in 1997. The decrease was principally a result of the losses recorded in 1997 on the M-Area contract and the absence of teaming fees from BNFL. As a percentage of revenues, gross profit for SEG's operations was 18.3% in 1997. As a percentage of revenues, gross profit for technical support services decreased from 14.1% in 1996 to 11.7% in 1997 as a result of work performed on lower margin contracts in 1997 as compared to 1996.

     Selling, general and administrative expenses increased by $8.3 million, or 110.9%, from $7.4 million in 1996 to $15.7 million in 1997. The increase is related almost entirely to SEG. As a percentage of revenues, selling, general and administrative expenses decreased from 16.8% in 1996 to 11.5% in 1997. The decrease is principally related to the acquisition of SEG which has lower selling, general and administrative expenses as a percentage of revenues as compared with the Company's other businesses.

     Interest income, net decreased by approximately $669,000 from 1996 to 1997. The decrease was principally the result of lower average availability of excess cash to invest in 1997 as compared to 1996 as a result of a major portion of excess cash reserves being used to acquire SEG and for capital expenditures to return the M-Area facility to radioactive operations.

     Income tax expense was $649,000 in 1996 as compared to $716,000 in 1997. The effective tax rate in 1996 was reduced through the use of net operating loss carryforwards. The effective tax rate in 1997 was adversely impacted by state income taxes on income in certain states which could not be offset by losses in others and a valuation allowance established with respect to a portion of the Company's decontamination and decommissioning accruals.

     The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, decreased from $165,000 in 1996 to $150,000 in 1997. The Company expects Vitritek to have limited operations in 1998.

Year ended December 31, 1995 Compared to Year Ended December 31, 1996.

     Revenues increased by $3.9 million or 9.6%, from $40.4 million in 1995 to $44.3 million in 1996. The increase was primarily attributable to an increase in revenues from technical support services of $4.0 million and $3.9 million in revenues from the DuraTherm commercial waste treatment facility which commenced operations May 1, 1996. Revenues in 1996 also included $2.0 million in teaming fees received from BNFL, as compared to $1.0 million in 1995, in exchange for the Company's agreement to exclusively team with BNFL on two DOE waste treatment projects. Such increases were partially offset by a decline in revenues from government waste processing operations of $5.0 million, from $10.1 million in 1995 to $5.1 million in 1996. Revenues from technical support services were $29.3 million in 1995 and $33.3 million in 1996.

     The increase in revenues from technical support services was the result of more work performed on power plant outage and support service contracts with Duke Power Company and Southern Nuclear Operating Company, partially offset by reduced demand for training and consulting services to commercial nuclear power plants. The decrease in revenues from government waste processing operations, was attributable to lower revenues achieved on the Savannah River M-Area contract resulting from the delay in starting up this facility and the completion of several other projects in 1995. Revenues from the Savannah River M-Area contract were $6.1 million in 1995 and $3.4 million in 1996.

     Gross profit increased by $900,000, or 10.8%, from $8.2 million in 1995 to $9.1 million in 1996. The increase in gross profit was primarily the result of the additional teaming fee from BNFL in 1996 as compared to 1995 and additional higher margin service contracts obtained in 1996. As a percentage of revenues, gross profit was comparable at 20.3% in 1995 and 20.5% in 1996. Gross profits from government waste processing operations were lower in 1996 as compared to 1995 principally as a result of project mix and modifications to the estimated costs to complete the Savannah River M-Area project. The estimated cost to complete the Savannah River M-Area project was increased in 1996 due to the Company's decision to make additional investments in the on-site facility to better position the Company to handle additional waste streams at that site. Gross profits from technical support services were $4.1 million in 1995 and $4.7 million in 1996, as a result of additional higher margin technical consulting service contracts obtained in 1996 as compared to 1995.

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

     Income tax expense was $101,000 in 1995 compared to $649,000 in 1996. Utilization of net operating loss carryforwards in 1995 resulted in no federal income taxes other than alternative minimum tax. The Company's 1996 tax provision includes an approximately $400,000 benefit from utilization of a net operating loss carryforward. As of December 31, 1996, the Company had utilized all net operating losses which could benefit future earnings. As of December 31, 1996, the Company had a net operating loss of approximately $1.3 million as the result of compensation deductions related to the exercise of non-qualified stock options. The Company has recorded the income tax benefit of such net operating loss as a deferred tax asset and as a credit to stockholders' equity.

     The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, decreased from $824,000 in 1995 to $165,000 in 1996.

     As a result of factors discussed above, net income increased by $600,000 or 40.0% from $1.5 million in 1995 to $2.1 million in 1996.

Liquidity and Capital Resources

     During 1997, the Company acquired 100% of the capital stock of SEG for approximately $22.4 million in cash, including transaction costs and 156,986 shares of the Company's common stock. The aggregate purchase price was $72.5 million, including the liabilities assumed. In addition, the Company invested approximately $11 million in property, plant and equipment. The investments in property, plant and equipment primarily consisted of $4.4 million representing additional costs of the Company's waste treatment facility constructed on the DOE Savannah River site in South Carolina, $1.1 million for improvements to the DuraTherm facility in San Leon, Texas, and $3.6 million for improvements to the SEG facility in Oak Ridge, Tennessee.

     As of December 31, 1997, the Company has capitalized approximately $8.5 million of equipment and installation costs related to the Savannah River M-Area facility. It is the Company's intention to recover these costs through additional waste treatment contracts at the Savannah River facility or by dismantling the equipment and using it in other waste treatment facilities the Company expects to construct throughout the United States. The recoverability of such costs will be impacted if future operating cash flow from the additional waste treatment projects are not achieved or the equipment cannot be fully deployed on future waste treatment projects. At December 31, 1997, the Company has not contracted with the DOE for any new waste treatment projects at the Savannah River site. In 1998, the Company plans to spend approximately $4.5 million on capital expenditures principally related to the Bear Creek facility for machinery and equipment.

     Of the $39.3 million in accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts at December 31, 1997, $8.2 million relates to a contract with one DOE contractor which is expected to be collected in 1998. The Company has a backlog of orders of approximately $102.3 million at December 31, 1997, of which approximately $80.0 million is expected to be completed in 1998.

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR plus 2% (7.7% as of December 31, 1997). Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate the Bear Creek facility upon its closure. At December 31, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

     The Company believes cash flows from operations, cash resources at December 31, 1997 and, if necessary, borrowings available under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

New Accounting Pronouncements

     During 1998, the Company will adopted the provisions of Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", and No. 131 Disclosures about Segments of an Enterprise and Related Information". The Company does not expect that the new pronouncements will have a material effect on the Company's financial condition or results of operations.

Year 2000

     In 1997, the Company developed a plan to deal with the Year 2000 problem and began converting its computer systems to be Year 2000 compliant. The plan provides for the conversion efforts to be completed by the end of 1999. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The total cost of the project is estimated to be $100,000 and is being funded through operating cash flows. The Company will be expensing all costs associated with these systems changes as the costs are incurred. During 1998, the Company anticipates surveying its major customers and suppliers as to the compliance of their systems with respect to the year 2000 problem.

Forward Looking Information

     In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Annual Report on Form 10-K the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission.

     The Company experienced significant growth in revenues during 1997, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. The Company's future operating results are also largely dependent upon the Company's ability to extend the existing contract with the DOE for the Savannah River M-Area site, complete the waste processing required by that contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment of future waste treatment projects. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of the other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and loss of one or more technical support service contracts could adversely affect the Company's future operating results.

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and commercial customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new government waste processing projects, including those pursued jointly with BNFL, the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

Item 8. Financial Statements and Supplementary Data

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       GTS DURATEK, INC. AND SUBSIDIARIES


                                                                            PAGE

Independent Auditors' Report ..............................................  30

Consolidated Balance Sheets at December 31, 1996 and 1997 .................  31

Consolidated Statements of Operations for the years ended
      December 31, 1995, 1996 and 1997 ....................................  32

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997 ..............................  33

Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1996 and 1997 ....................................  34

Notes to Consolidated Financial Statements ................................  35

================================================================================

Independent Auditors' Report



The Board of Directors and Stockholders
     GTS Duratek, Inc.:

     We have audited the consolidated financial statements of GTS Duratek, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTS Duratek, Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    KPMG Peat Marwick LLP

Baltimore, Maryland
March 11, 1998

GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 1996 and 1997

------------------------------------------------------------------------------------------------------------------
                                                                                           1996               1997
------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
      Cash and cash equivalents                                                    $ 46,336,126      $   7,026,249
      Receivables, less allowance for doubtful accounts of $107,964 in 1996
          and $487,905 in 1997                                                        7,462,688         28,912,271
      Other accounts receivable                                                       1,547,755          1,373,704
      Cost and estimated earnings in excess of billings on uncompleted contracts      8,956,200          9,072,828
      Prepaid expenses and other current assets                                       1,893,251          3,193,224
------------------------------------------------------------------------------------------------------------------
Total current assets                                                                 66,196,020         49,578,276

Property, plant and equipment, net                                                   10,780,748         60,356,784
Investments in and advances to joint ventures, net                                    5,960,984          6,362,526
Goodwill and other intangible assets, net                                               464,344         13,877,802
Deferred charges and other assets                                                     1,797,290          2,122,793
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 85,199,386      $ 132,298,181
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                             $  1,630,939      $  12,235,006
      Accrued expenses and other current liabilities                                  2,403,621         12,042,413
      Unearned revenues                                                                    --            8,256,541
      Waste processing and disposal liabilities                                            --            8,681,102
------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             4,034,560         41,215,062

Convertible debentures                                                               10,682,897         11,348,925
Facility and equipment decontamination and decommissioning liabilities                     --            7,270,681
Other noncurrent liabilities                                                            506,096            981,824
------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                    15,223,553         60,816,492
------------------------------------------------------------------------------------------------------------------
8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000
      shares authorized, issued and outstanding (liquidation value $16,320,000)      14,828,965         15,052,355
------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
      Preferred stock - $.01 par value; authorized 4,840,000 shares; none issued
      - Common stock - $.01 par value; authorized 35,000,000 shares; issued
          12,419,231 in 1996 and 12,879,057 in 1997                                     124,191            128,790
      Capital in excess of par value                                                 64,216,440         67,278,739
      Accummulated deficit                                                           (9,021,986)       (10,806,418)
      Treasury stock at cost, 70,458 shares                                            (171,777)          (171,777)
------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                           55,146,868         56,429,334
------------------------------------------------------------------------------------------------------------------
Commitments and contingencies
------------------------------------------------------------------------------------------------------------------
                                                                                   $ 85,199,386      $ 132,298,181
------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements

GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1995, 1996 and 1997

--------------------------------------------------------------------------------------------------------------
                                                                         1995            1996             1997
--------------------------------------------------------------------------------------------------------------
Revenues                                                         $ 40,418,066    $ 44,284,618    $ 136,552,821
Cost of revenues                                                   32,220,569      35,197,830      120,814,140
--------------------------------------------------------------------------------------------------------------
Gross profit                                                        8,197,497       9,086,788       15,738,681
Selling, general and administrative expenses                        5,875,688       7,455,069       15,724,895
--------------------------------------------------------------------------------------------------------------
Income from operations                                              2,321,809       1,631,719           13,786
Interest income, net                                                   57,453       1,239,667          570,795
--------------------------------------------------------------------------------------------------------------
Income before income taxes and proportionate share of
     loss of joint venture                                          2,379,262       2,871,386          584,581
Income taxes                                                          100,926         649,375          716,000
--------------------------------------------------------------------------------------------------------------
Income (loss) before proportionate share of
     loss of joint venture                                          2,278,336       2,222,011         (131,419)
Proportionate share of loss of joint venture                         (824,025)       (165,164)        (149,620)
--------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   1,454,311       2,056,847         (281,039)
Preferred stock dividends and charges for accretion                (1,394,064)     (1,500,075)      (1,503,393)
--------------------------------------------------------------------------------------------------------------
Net income (loss) attributable to common stockholders            $     60,247    $    556,772    $  (1,784,432)
--------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share for net income (loss)
     attributable to common stockholders                         $       0.01    $       0.05    $       (0.14)
--------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share for net income (loss)
     attributable to common stockholders                         $       0.01    $       0.04    $       (0.14)
--------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1995, 1996 and 1997

----------------------------------------------------------------------------------------------------------------------------------
                                             Common stock             Capital in                                       Total stock
                                         ------------------------      excess of      Accumulated       Treasury          holders'
                                             Shares       Amount       par value          deficit          stock            equity
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1994                8,759,775    $  87,598    $ 16,656,009     $ (9,639,005)    $ (171,777)     $  6,932,825
Net income                                     --           --              --          1,454,311           --           1,454,311
Exercise of options and warrants            716,103        7,160       1,946,742             --             --           1,953,902
Income tax benefit from exercise of
     non-qualified stock options               --           --            30,000             --             --              30,000
Issuance of common stock
     option for cash                           --           --           280,000             --             --             280,000
Preferred stock dividends and
     charges for accretion                     --           --              --         (1,394,064)          --          (1,394,064)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1995                9,475,878       94,758      18,912,751       (9,578,758)      (171,777)        9,256,974
Net income                                     --           --              --          2,056,847           --           2,056,847
Exercise of options and warrants            442,183        4,421       1,120,201             --             --           1,124,622
Income tax benefit from exercise of
     non-qualified stock options               --           --         1,036,040             --             --           1,036,040
Other issuances of common stock               1,170           12          19,338             --             --              19,350
Issuance of common stock
     for cash                             2,500,000       25,000      43,128,110             --             --          43,153,110
Preferred stock dividend and
     charges for accretion                     --           --              --         (1,500,075)          --          (1,500,075)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996               12,419,231      124,191      64,216,440       (9,021,986)      (171,777)       55,146,868
Net loss                                       --           --              --           (281,039)          --            (281,039)
Exercise of options and warrants            302,015        3,021       1,037,757             --             --           1,040,778
Income tax benefit from exercise of
     non-qualified stock options               --           --           827,000             --             --             827,000
Other issuances of common stock                 825            8           6,489                            --               6,497
Issuance of common stock in
     acquisition of The Scientific
     Ecology Group, Inc.                    156,986        1,570       1,191,053             --             --           1,192,623
Preferred stock dividend and
     charges for accretion                     --           --              --         (1,503,393)          --          (1,503,393)
----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997               12,879,057    $ 128,790    $ 67,278,739     $(10,806,418)    $ (171,777)     $ 56,429,334
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GTS DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1995, 1996 and 1997

----------------------------------------------------------------------------------------------------------------------------------
                                                                                        1995               1996              1997
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                             $  1,454,311      $   2,056,847     $    (281,039)
  Adjustments to reconcile to net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                  608,165            826,613         3,721,239
      Accrued interest on convertible debenture                                       86,931            595,966           666,028
      Proportionate share of loss of joint venture                                   824,025            165,164           149,620
      Deferred income tax benefit                                                       --             (693,857)         (357,581)
      Income tax benefit from exercise of non-qualified stock options                 30,000          1,036,040           827,000
      Changes in operating items, net of effects from businesses acquired in 1995, 1996 and 1997 :
          Receivables                                                               (759,195)         1,528,795        (8,933,233)
          Costs and estimated earnings in excess of
            billings on uncompleted contracts                                     (3,280,263)        (1,248,766)        1,811,372
          Prepaid expenses and other current assets                                  124,804           (537,483)        1,074,154
          Accounts payable, accrued expenses and other
            current liabilities                                                      145,995           (283,858)       (1,537,425)
          Unearned revenues                                                             --                 --          (6,866,459)
          Waste processing and disposal liabilities                                     --                 --           3,026,900
          Facility and equipment decontamination
            and decommissioning liabilities                                             --                 --           1,550,408
          Other                                                                      (81,729)          (201,139)         (293,482)
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                 (846,956)         3,244,322        (5,442,498)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Additions to property, plant and equipment                                      (1,586,062)        (7,438,862)      (10,995,723)
  Acquisitions of businesses, net of cash acquired                                  (260,619)          (278,446)      (22,330,427)
  Advances to joint ventures                                                      (2,465,332)        (2,067,070)         (551,162)
  Advances to (repayments from) employees, net                                      (366,495)          (730,249)          322,701
  Other                                                                             (344,222)          (269,516)          (31,866)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                             (5,022,730)       (10,784,143)      (33,586,477)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from (repayments of) short-term borrowings                         (7,630,512)              --                --
  Reduction of long-term debt and capital lease obligation                          (702,802)          (537,143)          (48,177)
  Preferred stock dividends paid                                                    (875,200)        (1,280,000)       (1,280,000)
  Proceeds from issuance of common stock                                           1,953,902         44,297,082         1,047,275
  Proceeds from issuance of convertible debentures, net of debt issue costs        9,830,280               --                --
  Proceeds from issuance of preferred stock and common stock
    options, net of offering expenses                                             14,690,026               --                --
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               17,265,694         42,479,939          (280,902)
----------------------------------------------------------------------------------------------------------------------------------
Net change in cash and cash equivalents                                           11,396,008         34,940,118       (39,309,877)
Cash and cash equivalents, beginning of year                                            --           11,396,008        46,336,126
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                          $ 11,396,008      $  46,336,126     $   7,026,249
----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1997 and 1996
================================================================================


(1)  Organization, Description of Business and Basis of Presentation

     GTS Duratek, Inc. (GTS or the Company) is an environmental services company that provides waste treatment solutions for radioactive, hazardous, mixed (i.e. intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs that includes commercial waste processing services, government waste processing services and technical support services. Proprietary technologies include vitrification, incineration, compaction, metal decontamination and recycling, thermal desorption and ion exchange used independently or in tandem to process its customers waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The technical support services provided by the Company include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support to assist nuclear power plants during maintenance shutdowns and environmental and computer consulting and environmental safety and health training.

(2)  Summary of Significant Accounting Policies and Practices

     Principles of consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned except for DuraTherm, Inc. which is 80% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

     Cash and cash equivalents

     The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents, consisting principally of overnight repurchase agreements, were $46,336,126 and $7,026,249 at December 31, 1996 and 1997, respectively.

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

Notes to Consolidated Financial Statements


================================================================================


(2)  Continued

     Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

     The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Goodwill and Other Intangible Assets

     Goodwill is attributable to the acquisition of The Scientific Ecology Group, Inc. (SEG) during 1997 (see note 3), and is being amortized on a straight-line basis over a 30 year period. Other intangibles consist principally of amounts assigned to covenants not-to-compete and costs incurred to obtain and maintain patents. Covenant and patent amounts are being amortized over ten and seventeen years, respectively, on a straight-line basis.

     The Company assesses the recoverability of goodwill by determining whether amortization of the goodwill balance over its remaining life can be recovered through undiscounted cash flows of the acquired entities. The amount of impairment, if any, is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     Deferred charges

     Deferred charges consist principally of costs related to the maintenance of the Company's temporary personnel work force data base, including certifications, security clearances and related information. Such costs are amortized over the term of the expected benefit which is generally two years.

     Facility and Equipment Decontamination and Decommissioning

     The Company accrues decontamination and decommissioning (D&D) costs for facilities and equipment ratable over the period to the estimated date of site closure (see note 12).

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(2)  Continued

     Revenue recognition

     Revenue from the Company's commercial waste processing facilities is recognized when waste is processed. Generally, the Company processes customer wastes under fixed-unit-price contracts which allow for additional billings for burial price increases occurring within a set period of time following the Company's receipt of the waste, or if the waste differs from contract specifications. The Company is responsible for placing processed waste in containers and in a form that meets disposal site criteria. The Company delivers reports to customers confirming that their waste has been processed and buried in accordance with terms of its contracts. Upon completion of processing, the Company accrues for burial and secondary waste processing costs. Unearned revenues related principally to progress billings for customer waste received and not yet processed.

     Revenue from long-term waste treatment projects and technical support services is generated under fixed-price and time-and-materials contracts. Revenue from contracts is recognized on the percentage-of-completion method as costs are incurred and includes estimated fees at predetermined rates as measured by the cost-to-cost method. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance. Differences between recorded costs, estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities. Retainages, amounts subject to future negotiation and amounts related to claims are not material.

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

     Stock Option Plan

     The Company accounts for stock options using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with proforma disclosures of net income (loss) and net income (loss) per share as if the fair value based method prescribed by Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been used.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(2)  Continued

     Net income per share

     The Company adopted SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share (EPS) during the fourth quarter of 1997. As a result of the adoption of SFAS No. 128, the Company restated its 1995 and 1996 EPS data. Such restatement was not material.

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 8,820,000, 11,460,000, and 12,619,000 for the years ended December 31, 1995, 1996 and 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 11,213,000, 13,404,000 and 12,619,000 for the years ended December 31, 1995, 1996 and 1997. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation. Conversion of the Company's convertible debentures and preferred stock is not included in the calculation of diluted EPS as such conversion is anti-dilutive.

     Fair Value of Financial Instruments

     The estimated fair value of financial instruments, including accounts receivable, accounts payable and long-term debt, approximate carrying values.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ significantly from those estimates.

     Significant estimates and judgments made by management include: (i) the recovery of investments in and advances to joint ventures (see note 7),
     (ii) the recovery of property and equipment at the M-Area facility in Savannah River (see note 8), (iii) the amount of waste processing and disposal liabilities (see note 11) and (iv) the current cost to decommission and decontaminate the commercial waste processing facilities and equipment (see note 12).

     Reclassifications

     Certain amounts for 1995 and 1996 have been reclassified to conform to the presentation for 1997.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(3)  The Scientific Ecology Group, Inc. Acquisition

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of SEG, since renamed GTS Duratek-Bear Creek, Inc., from Westinghouse Electric Corporation for approximately $22.4 million in cash including transactions costs and 156,986 shares of the Company's common stock. The Company paid the cash portion of the purchase price out of available cash. SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing Company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal decontamination and recycling to commercial generators of radioactive wastes. SEG also provides site decontamination and decommissioning and other technical support services to clients including government facilities, commercial facilities and university/research/test facilities. In addition, SEG provides transportation services of radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting radioactive wastes.

     The acquisition was effective as of April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from such date. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.5 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $14 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

     The aggregate purchase price for SEG was as follows:

     Cash purchase price                                             $20,702,000
     Fair value of 156,986 shares of common stock at an estimated
       value of $7.60 per share                                        1,193,000
     Liabilities assumed                                              48,927,573
     Transaction costs                                                 1,688,427
     ---------------------------------------------------------------------------
                                                                     $72,511,000
     ---------------------------------------------------------------------------

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(3)  Continued

     The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

     Cash                                                                          $     60,000
     Accounts receivable                                                             12,665,000
     Cost and estimated earnings in excess of billings on uncompleted contracts       1,928,000
     Prepaid expenses and other assets                                                1,842,000
     Property, plant and equipment                                                   41,907,000
     Goodwill and other intangible assets                                            13,806,000
     Other assets                                                                       303,000
     ------------------------------------------------------------------------------------------
                                                                                   $ 72,511,000
     ------------------------------------------------------------------------------------------

     The following unaudited pro forma information for the years ended December 31, 1996 and 1997 presents a summary of consolidated results of operations of the Company and SEG as if the acquisition of SEG had occurred on January 1, 1996:

                                                         1996              1997
     --------------------------------------------------------------------------
     Revenues                                   $ 157,253,000     $ 162,720,000
     Net loss                                     (34,118,000)      (12,188,000)
     Net loss per share                                 (3.07)            (0.97)
     --------------------------------------------------------------------------

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

(4)  Other Accounts Receivable

     Other accounts receivable, at December 31, 1996, include loans of $394,198 and $287,341 to two of the Company's executive officers. Other accounts receivable, at December 31, 1997, includes a loan of $314,426 to one of the Company's executive officers. The loan bears interest at market rates and is due by December 31, 1998.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(5)  Property, Plant and Equipment

     Property, plant and equipment at December 31 consists of the following:

                                                                          1996              1997
     --------------------------------------------------------------------------------------------
     Land and land improvements                                   $       --        $    560,000
     Buildings                                                            --          14,926,452
     Machinery and equipment                                         9,747,895        42,016,324
     Leasehold improvements, furniture and fixtures                  1,566,775         8,552,971
     Construction in progress                                        4,063,209         1,738,627
     --------------------------------------------------------------------------------------------
                                                                    15,377,879        67,794,374
     Less accumulated depreciation and amortization                  4,597,131         7,437,590
     --------------------------------------------------------------------------------------------
                                                                  $ 10,780,748      $ 60,356,784
     --------------------------------------------------------------------------------------------

     Machinery and equipment, at December 31, 1997, includes approximately $8.5 million of costs related to a waste processing facility constructed on United States Department of Energy (DOE) property in South Carolina by the Company that was placed in service in December 1997. It is the Company's intention to recover these costs through additional waste treatment contracts at the DOE facility where the equipment is currently located or to dismantle the equipment and use it in other waste treatment projects throughout the United States. The recoverability of such costs will be impacted if future operating cash flows from the additional waste treatment projects are not achieved. At December 31, 1997, the Company has not contracted with the DOE for any new waste treatment projects at the South Carolina site.

(6)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets at December 31 consist of the following:

                                                         1996              1997
     ---------------------------------------------------------------------------
     Goodwill                                     $      --          13,806,000
     Other intangible assets                        1,217,257         1,285,849
     ---------------------------------------------------------------------------
                                                    1,217,257        15,091,849

     Less accumulated amortization                    752,913         1,214,047
     ---------------------------------------------------------------------------
                                                  $   464,344        13,877,802
     ---------------------------------------------------------------------------

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(7)  Joint Ventures and Other Agreements

     In order to commercialize its technologies more rapidly and cost-effectively, the Company has developed several important joint venture and collaborative arrangements. The following is a summary of certain of those relationships:

     BNFL, Inc.

     In 1995, the Company and BNFL, Inc. (BNFL) entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of BNFL plc, a United Kingdom-based company experienced in processing and stabilizing high level radioactive waste. Under the terms of the strategic alliance, the Company and BNFL have agreed to jointly pursue up to five major DOE waste stabilization projects. The terms of the strategic alliance provide that BNFL pay the Company a teaming fee of $1 million each time the two companies agree to exclusively pursue together a DOE waste stabilization project. Upon the execution of the strategic alliance agreement in 1995, the Company received and recognized as revenue a $1 million fee for its agreement to pursue a project exclusively with BNFL at the DOE's Hanford, Washington facility. During 1996, the Company recognized as revenue two additional $1 million fees for its agreement to pursue two additional DOE waste treatment projects at the Idaho Falls and Oak Ridge facilities, exclusively with BNFL. No fees were received by the Company in 1997. During 1996, the team of BNFL and the Company were awarded Phase 1 contracts at the DOE's Hanford and Idaho facilities.

     As part of the strategic alliance, BNFL invested $10 million in the Company in the form of a convertible debenture (see note 13) and agreed to provide the Company with research and development funding of up to $500,000 per year over the next five years. For the years ended December 31, 1996 and 1997, BNFL provided research and development funding of $442,000 and $251,000, respectively.

     DuraChem

     In September 1994, the Company and Chem-Nuclear Systems, Inc. (Chem-Nuclear), a subsidiary of WMX Technologies, Inc., formed a joint venture to design, build and operate vitrification facilities to process commercial radioactive waste for disposal. The Company will contribute 45% of the facility construction costs and share proportionately in the venture's profits. The joint venture, DuraChem, operates as a limited partnership. The Company's investment in, and advances to, DuraChem at December 31, 1996 and 1997 of $4,881,355 and $5,341,046, respectively, related to construction of a facility in Barnwell, South Carolina. In March 1997, the management of Chem-Nuclear and the Company temporarily suspended construction of the project. The partners have agreed that the schedule for commencement of operations at the DuraChem facility will be determined in 1998. The Company's management anticipates commencement of the facility in 1999, however, changes in market conditions, or other factors could result in additional delays.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(7)  Continued

     Vitritek Environmental, Inc.

     Through a joint venture with Vitritek Holdings LLC, a privately-held entity, the Company has extended its vitrification technology to non-radioactive hazardous waste such as asbestos, fly ash and medical waste. The joint venture entity, Vitritek Environmental, Inc. ("Vitritek"), is owned equally by the Company and Vitritek Holdings LLC. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings LLC. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally.

     The Company's investment in, and advance to, Vitritek at December 31, 1996 and 1997, were $1,079,629 and $1,021,480, respectively. For the years ended December 31, 1995, 1996 and 1997, Vitritek had net losses of $1,997,655, $680,327 and $649,240, respectively. For the years ended December 31, 1995, 1996 and 1997 the Company recognized its proportionate share of loss in the consolidated statement of operations after intercompany eliminations.

(8)  DOE Savannah River M-Area Project

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The M-Area facility resumed radioactive waste processing operations during the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7.2 million on the M-Area contract in 1997 which includes the estimated costs of repairs to the melter and for the estimated losses to complete the fixed price contract. The Company is seeking to extend the date by which it is required to complete the waste processing under the contract from the current completion date of April 1998 and is currently negotiating an extension of the contract. However, in the event the Company is not able to obtain a contract extension, the Company could incur additional losses which could be material.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(9)  Short-Term Borrowings

     The Company has a revolving line of credit providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings outstanding under the revolving line of credit are due on demand and bear interest at the London Interbank Offered Rate (LIBOR) rate plus 2% (7.7% at December 31, 1997). In addition, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. At December 31, 1997, no borrowings were outstanding and the Company had available borrowings of $8.8 million.

     The Company paid interest expense of $189,347, $62,890 and $8,701 during the years ended December 31, 1995, 1996 and 1997, respectively.

(10) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities at December 31 consist of the following:

                                                          1996             1997
     ---------------------------------------------------------------------------
     Salaries and related expenses                 $   753,302     $  3,189,709
     Preferred stock dividend payable                  320,000          320,000
     Other accrued expenses                          1,330,319        8,532,704
     ---------------------------------------------------------------------------
                                                   $ 2,403,621     $ 12,042,413
     ---------------------------------------------------------------------------

(11) Waste Processing and Disposal Liabilities

     During customer waste processing at the Company's Oak Ridge, Tennessee facility, the Company creates waste by-products (secondary waste) which become the Company's responsibility to process and send to burial. Management evaluates the content of this waste and accrues the estimated costs of processing and disposal based on anticipated processing methods and current disposal sites and rates. The ultimate cost of processing and disposal, however, will depend on the actual contamination of the waste, the amount of processing, volume reduction and disposal density. At December 31, 1997, the Company has accrued $6,212,900 related to such waste.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(11) Continued

     In addition, the Company has accrued $2,468,202 for processed customer waste awaiting burial at December 31, 1997. The Company ships a significant portion of waste to Envirocare of Utah, Inc. (Envirocare), at a cost significantly lower than waste shipped to the burial site in Barnwell, South Carolina. The accompanying consolidated financial statements reflect various accruals and estimates assuming Envirocare continues to be a viable disposal site at rates presently in effect. If Envirocare's licenses are not renewed or at some future date if Envirocare's rate structure were to change significantly, the Company's costs to dispose of waste would likely increase. Management has not determined what impact, if any, either of these scenarios would have on the Company's liabilities or future operating costs.

(12) Facility and Equipment Decontamination and Decommissioning (D&D)

     The Company has estimated the current costs to decontaminate and decommission (D&D) its commercial waste processing facilities and equipment to be approximately $21.8 million. Based on the current market and projections for the demand for future waste processing, the Company estimates they will operate at their Tennessee and Texas sites for at least the next 30 years. Accordingly, the Company is accruing the expected D&D costs plus an amount for inflation over such period. Management is unable to estimate the effects of changes in technology, future increases in burial rates and the timing of D&D activities on the estimated D&D costs. Uncertainties related to any of these factors could have a significant impact on the Company's estimated D&D costs. Management updates the D&D estimates on an annual basis. During the year ended December 31, 1997, the Company accrued D&D costs of $1,550,000.

     The Company has issued $15.3 million of letters of credit to the State of Tennessee to provide security for the Company's obligation to clean and remediate SEG's facilities upon closure and has funded with cash $774,000 of a $2.1 million bond required by the State of Texas with respect to its San Leon, Texas desorption facility.

(13) Convertible Debenture

     In November 1995, in connection with the formation of a strategic alliance, the Company received proceeds of $9,830,280, net of debt issue costs, from issuance of a $10 million convertible debenture to BNFL. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR). The debenture and the accrued interest are convertible into 1,381,575 shares of the Company's common stock on or before November 7, 2000. The debenture is to be repaid in annual installments over a five-year period commencing on November 8, 2000. The conversion and repayment dates can be extended under certain circumstances. At December 31, 1996 and 1997, the balance due BNFL of $10,682,897 and $11,348,925 included accrued interest of $682,897 and $1,348,925, respectively.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(13) Continued

     The estimated fair value of the convertible debentures at December 31, 1997 was $11.3 million.

(14) 8% Cumulative Convertible Redeemable Preferred Stock

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

     The estimated fair value of the Convertible Preferred Stock at December 31, 1997 was approximately $40 million.

(15) Stockholders' Equity

     In April 1996, the Company completed the sale of 2,500,000 shares of common stock resulting in proceeds of $43,153,110, net of transaction costs.

     During the years ended December 31, 1995, 1996 and 1997, the Company received compensation deductions, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefits of such deductions, which are included in stockholders' equity, were $30,000, $1,036,040 and $827,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(16) Stock Option Plans and Warrants

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

     At December 31,1997, there were 781,900 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996 and 1997 were $6.25 and $6.00, respectively on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-fee interest rate of 6.6%, expected votality of 69.4% (56% in 1996), and an expected life of 4 years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) attributable to common stockholders and net income (loss) per share on a diluted basis, would have been $259,000 and $.02 and $(2,524,000) and $(.20) for the years ended
     December 31, 1996 and 1997, respectively.

     Pro forma net income reflects only options granted in 1996 and 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(16) Continued

     Changes in options and warrants outstanding, options and warrants exercisable and shares reserved for issuance are as follows:

                                                Weighted average      Number of
                                                  exercise price         shares
     --------------------------------------------------------------------------
     December 31, 1994                                     $3.01      2,490,000
     Granted                                                2.97        173,401
     Caryle Option                                          3.75      1,250,000
     Exercised                                              2.73       (716,103)
     Terminated                                             2.56         (2,500)
     --------------------------------------------------------------------------
     December 31, 1995                                      3.26      3,194,798
     Granted                                               12.59         77,000
     Exercised                                              2.54       (442,183)
     Terminated                                             1.50         (2,900)
     --------------------------------------------------------------------------
     December 31, 1996                                      3.74      2,826,715
     Granted                                               10.46        144,500
     Exercised                                              3.45       (302,015)
     --------------------------------------------------------------------------
     December 31, 1997                                     $4.15      2,669,200
     --------------------------------------------------------------------------

     At December 31, 1997, the Company has reserved 10,166,008 shares for issuance of options, warrants and securities convertible into the Company's common stock. The following table summarizes information about outstanding and exercisable options and warrants at December 31, 1997:

                                 Outstanding                                                       Exercisable
     --------------------------------------------------------------------------        ------------------------------------
                                           Weighted average
           Range of           Number              remaining    Weighted average             Number         Weighted average
     exercise price      outstanding       contractual life      exercise price        exercisable           exercise price
     ----------------------------------------------------------------------------------------------------------------------
     $1.00 -  1.50            18,300              1.4 years             $  1.03             18,300                   $ 1.03
              2.34           243,000              2.0 years                2.34            243,000                     2.34
      2.97 -  3.75         2,186,400              1.4 years                3.65          1,957,015                     3.67
     10.13 - 10.50           144,500              4.6 years               10.46               --                        --
     12.75 - 13.75            77,000              3.0 years               12.91             38,500                    12.91
     ----------------------------------------------------------------------------------------------------------------------
                           2,669,200                                                     2,256,815
                           ---------                                                     ---------

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(17) Income Taxes

     The provision for income taxes for the years ended December 31 consist of the following:

                                        1995             1996             1997
     -------------------------------------------------------------------------
     Current:
            State                  $  50,230      $   182,826      $   400,000
            Federal                   50,696        1,160,406          673,581
     -------------------------------------------------------------------------
                                     100,926        1,343,232        1,073,581
     -------------------------------------------------------------------------
     Deferred:
            State                       --            (88,956)         (53,637)
            Federal                     --           (604,901)        (303,944)
     -------------------------------------------------------------------------
                                        --           (693,857)        (357,581)
     -------------------------------------------------------------------------
                                   $ 100,926      $   649,375      $   716,000
     -------------------------------------------------------------------------

     The provision for income taxes for the years ended December 31, 1995, 1996, and 1997 is reconciled to the amount computed by applying the statutory Federal income tax rate of 34% to income before income taxes and proportionate share of loss of joint venture as follows:

                                                                   1995            1996           1997
     -------------------------------------------------------------------------------------------------
     Federal income tax at statutory rate                    $  809,000      $  976,000      $ 199,000
     State income taxes, net of Federal tax benefit              33,152          61,954        228,599
     Use of net operating loss carryforwards                   (741,226)       (388,579)          --
     Valuation allowance                                           --              --          269,000
     Other                                                         --              --           19,401
     -------------------------------------------------------------------------------------------------
                                                             $  100,926      $  649,375      $ 716,000
     -------------------------------------------------------------------------------------------------

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(17) Income Taxes

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                                                              1996             1997
     ---------------------------------------------------------------------------------------------------------------
     Allowance for doubtful accounts                                                    $   41,991      $    59,668
     Capitalized inventory costs                                                            56,410           56,410
     Accelerated depreciation                                                             (242,362)        (564,386)
     Reserve for contract loss                                                                --            507,000
     Facility and equipment decontamination and decommissioning liabilities                   --            604,659
     Net operating loss carryforwards                                                      516,339          766,128
     Alternative minimum tax                                                               280,127          126,980
     Other                                                                                  41,352         (236,021)
     ---------------------------------------------------------------------------------------------------------------
                                                                                           693,857        1,320,438

     Less valuation allowance                                                                 --            269,000
     ---------------------------------------------------------------------------------------------------------------
                                                                                        $  693,857      $ 1,051,438
     ---------------------------------------------------------------------------------------------------------------

     In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous three years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $269,000 is necessary at December 31, 1997.

     At December 31, 1997, the Company has net operating loss carryforwards of approximately $2.2 million which are available to offset future taxable earnings of the Company through 2008. The Company paid income taxes of $60,091, $551,089 and $334,067 in the years ended December 31, 1995, 1996 and 1997.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(18) Profit Investment and Deferred Compensation Plans

     The Company maintains a Profit Investment Plan for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $162,000, $102,000 and $466,485 for the years ended December 31, 1995, 1996 and 1997, respectively.

(19) Business and Credit Concentrations

     The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. In 1995, three customers comprised 23%, 17% and 16% of the Company's annual revenues, respectively. In 1996, two customers comprised 28%, and 12% of the Company's annual revenues, respectively. In 1997, one customer comprised 12% of the Company's annual revenue. During 1997, no other customer comprised more than 10% of the Company's annual revenues.

     Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $2,217,772 and $8,739,684 at December 31, 1996 and $5,350,245
     and $9,692,568 at December 31, 1997, respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(20) Commitments and Contingencies

     Royalty Agreements

     The Company has entered into an exclusive licensing agreement with the inventors of the vitrification technology, pursuant to which the inventors have granted to the Company the exclusive license and rights to all vitrification technology and process patents which they develop. The exclusive license agreement expires 17 years after the last licensed patent is granted, which at this time will be in 2012. The agreement provides for a guaranteed minimum royalty of $100,000 per year throughout the term of the agreement. Pursuant to the agreement, royalty expense was limited to $100,000 for the year ended December 31, 1995. During 1996, the Company was obligated to make payments of 1% to 3% of net sales values, as defined. Royalty expense was $100,000 for the each of years ended December 31, 1996 and 1997.

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(20) Continued

     The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5% of the sales of any such equipment. No royalty expense was earned for the year ended December 31, 1996. Royalty expense was $50,000 for the year ended December 31, 1997.

     Leases

     The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $315,000, $292,000 and $2,317,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The following is a schedule of future minimum annual lease payments for all long-term operating leases for the year ending December 31, 1997:

     1998                                                          $ 1,572,000
     1999                                                            1,462,000
     2000                                                            1,190,000
     2001                                                              935,000
     2002                                                              801,000
     Thereafter                                                      2,403,000
     --------------------------------------------------------------------------
                                                                   $ 8,363,000
     --------------------------------------------------------------------------

     Legal Proceedings

     On February 3, 1998, the Company's wholly-owned subsidiary, SEG, was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made by officers of SEG in joint press releases with Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. The Company has not yet responded to the complaint, and at the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation which was the parent of SEG at the time the allegedly misleading statements were

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


(20) Continued

     made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

     In addition, the Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

================================================================================

GTS DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements


================================================================================


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Executive Officers of GTS Duratek as of March 13, 1998

     The following table sets forth the names of the executive officers of the Company, their positions with the Company, and their principal business experience for the last five years:

Name                      Age     Position                             Principal Business Experience
-------------------------------------------------------------------------------------------------------------------

Daniel A. D'Aniello       51      Chairman of the Board of Directors   Managing Director, The Carlyle Group
                                                                       since 1987. Chairman of the Board of the
                                                                       Company since January 1995.

Robert E. Prince          50      President, Chief Executive           President and Chief Executive Officer of
                                  Officer and Director                 the Company since November 1990 and
                                                                       director since 1991; Founder of General
                                                                       Technical Services, Inc. (GTS) in
                                                                       October 1984; President and Chief
                                                                       Executive Officer of GTS from 1987 to
                                                                       1992.

Robert F. Shawver         41      Executive Vice President and         Executive Vice President of the Company
                                  Chief Financial Officer              since May 1993; Chief Financial Officer
                                                                       and Chief Administrative Officer of the
                                                                       Company since 1987; Vice President of
                                                                       the Company from 1987 to 1993.

Craig T. Bartlett         35      Treasurer                            Treasurer of the Company since February
                                                                       1996; Controller of the Company since
                                                                       February 1993; Director, Financial
                                                                       Operations of the Company from 1991 to
                                                                       1993; Assistant Controller of the
                                                                       Company from 1988 to 1991.

C. Paul Deltete           49      Senior Vice President,               Senior Vice President of Technology
                                  Technology Services and              Services and Operations and Support of
                                  Operations                           the Company since January 1996;
                                                                       President of Analytical Resources, Inc.
                                                                       (an environmental consulting firm
                                                                       acquired by the Company in 1996) from
                                                                       1984 to January 1996.

Diane L. Leviski          37      Vice President, Human Resources      Vice President of Human Resources of the
                                                                       Company since February 1996; Director of
                                                                       Human Resources from 1988 to 1996;
                                                                       Manager of Human Resources of the
                                                                       Company from 1985 to 1988.

Leslie M. Hill            42      President, Bear Creek Operations     President of Bear Creek Operations since
                                                                       May 1997. Mr. Hill held several senior
                                                                       management positions with New York Power
                                                                       Authority from January 1982 to April
                                                                       1997.

Donald R. Neely           59      Service Vice President,              Senior Vice President of Radiological
                                  Radiological Engineering and         Engineering and Field Services of the
                                  Field Services                       Company since April 1997. Vice President
                                                                       of The Scientific Ecology Group from
                                                                       January 1990 to March 1997

     Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1998 (the "1998 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.  Executive Compensation

     The text and tables under "Executive Compensation" in the Company's 1998 Proxy Statement are incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Except as indicated in the 1998 Proxy Statement, the Company knows of no person who on March 13, 1998, owned beneficially more than 5% of its Common Stock.

     (b) The stock ownership information contained in the text and tables under "Securities Beneficially Owned" in the Company's 1998 Proxy Statement is incorporated herein by reference.

     (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Item 13.  Certain Relationships and Related Transactions

     The text under "Executive Compensation and Certain Transactions with Management and Others" in the Company's 1998 Proxy Statement is incorporated herein by reference.

                                     Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) (1) The following consolidated financial statements of GTS Duratek and its subsidiaries are included in Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1996 and December 31, 1997

     Consolidated Statement of Operations for the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1996 and 1997

     Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1996 and 1997

     Notes to Consolidated Financial Statements

     (a) (2) The following is a list of all financial statement schedules for the years ended December 31, 1995, 1996 and 1997 filed as part of this Report:

     Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

     (a) (3) See accompanying Index to Exhibits.............................. 60

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of 1997.

     (c)  The following is a list of exhibits filed herewith:

          Exhibit No.                        Document
          -----------                        --------
             21.1                  Subsidiaries of the Registrant
             23.1                  Consent of KPMG Peat Marwick LLP
             27.1                  Financial Data Schedule

     (d) The following is a list of financial statement schedules filed herewith:

          Schedule II - Valuation and Qualifying Accounts

                       GTS DURATEK, INC. AND SUBSIDIARIES

                        Valuation and qualifying accounts

                                   SCHEDULE II

------------------------------------------------------------------------------------------------------------------------------------

                                                                      Charges           Charges
                                                     Balance at      to costs          to other                          Balance at
                                                      beginning           and         accounts-        Deductions-           at end
                                                      of period      expenses       describe(a)        describe(b)        of period
------------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
  Year ended December 31, 1997                      $   107,964        48,000           334,615             (2,674)         487,905

  Year ended December 31, 1996                      $    68,964        39,000              --                 --            107,964

  Year ended December 31, 1995                      $    97,732        51,263              --              (80,031)          68,964
------------------------------------------------------------------------------------------------------------------------------------

(a) Charges to other accounts represent allowance for doubtful accounts related to SEG at the date of acquisiton.

(b)  Deductions represent write-offs of specifically identified accounts.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GTS DURATEK, INC.

Dated: March 26, 1998

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


                                        Principal Executive Officer:

March 26, 1998                          /s/ ROBERT E. PRINCE
                                        ---------------------------------------
                                        ROBERT E. PRINCE
                                        President and Chief Executive Officer

                                        Principal Financial Officer:

March 26, 1998                          /s/ ROBERT F. SHAWVER
                                        ---------------------------------------
                                        ROBERT F. SHAWVER
                                        Executive Vice President and
                                        Chief Financial Officer

                                        Principal Accounting Officer:

March 26, 1998                          /s/ CRAIG T. BARTLETT
                                        ---------------------------------------
                                        CRAIG T. BARTLETT
                                        Treasurer

                                        The Board of Directors:

March 26, 1998                          /s/ DANIEL A. D'ANIELLO
                                        ---------------------------------------
                                        Daniel A. D'Aniello

March 26, 1998                          /s/ WILLIAM E. CONWAY, JR.
                                        ---------------------------------------
                                        William E. Conway

March 26, 1998                          /s/ EARLE C. WILLIAMS
                                        ---------------------------------------
                                        Earle C. Williams

March 26, 1998                          /s/ STEVEN J. GILBERT
                                        ---------------------------------------
                                        Steven J. Gilbert

March 26, 1998                          /s/ ADMIRAL JAMES D. WATKINS
                                        ---------------------------------------
                                        Admiral James D. Watkins

March 26, 1998                          /s/ GEORGE V. MCGOWAN
                                        ---------------------------------------
                                        George V. McGowan

March 26, 1998                          /s/ ROBERT E. PRINCE
                                        ---------------------------------------
                                        Robert E. Prince

                                 EXHIBITS INDEX

Exhibit
No.
-------

3.1         Amended and Restated Certificate of Incorporation of the Registrant.
            Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-14292).

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

10.3 Credit and Security Agreements dated April 18, 1997 between First Union National Bank of Maryland and First Union National Bank of North Carolina and GTS Duratek, Inc., The Scientific Ecology Group, Inc., SEG Colorado, Inc., Hittman Transport Services, Inc., General Technical Service, Inc., GTS Instrument Services, Inc. and Analytical Resources, Inc. Incorporated herein by reference to Exhibits (c)(3), (c)(4) and (c)(5) of the Registrant's Current Report on Form 8-K filed on April 18, 1997. (File No. 0-14292).

10.4 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292).

10.5        Purchase Agreement dated October 15, 1993 between GTS Duratek, Inc.
            and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated October 15, 1993. (File No. 0-14292).

10.6        Warrant Agreement dated October 15, 1993 between GTS Duratek, Inc.
            and Environmental Corporation of America. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated October 15, 1993. (File No. 0-14292).

10.7 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Jack J. Spitzer. Incorporated herein by reference to Exhibit 1 of the Registrant's Current Report on Form 8-K dated December 22, 1993. (File No. 0-14292).

10.8 Stock Purchase Agreement dated December 22, 1993 between GTS Duratek, Inc. and Joseph H. Domberger. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated December 22, 1993. (File No. 0-14292).

10.9 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated December 22, 1993. (File No. 0-14292).

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

10.12 Agreement dated September 15, 1994 between DuraChem Limited Partnership, a Maryland limited partnership, by and among CNSI Sub, Inc. and GTSD Sub, Inc., as the General Partners, and Chemical Waste Management, Inc. and GTS Duratek, Inc., as the Limited Partners. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. (File No. 0-14292).

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

10.18 Stock Purchase Agreement by and between Westinghouse Electric Corporation and GTS Duratek, Inc. dated as of April 18, 1997. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on April 18, 1997. (File No. 0-14292).

10.19 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292).

21.1        Subsidiaries of the Registrant. (Filed herewith).

23.1        Consent of KPMG Peat Marwick LLP. (Filed herewith).

27.1        Financial Data Schedule. (Filed herewith).