Form 10-Q
period 1998-03-31
GTS DURATEK INC
filed 1998-05-15
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-Q
 ___
/X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
---
     Act of 1934
     For the Quarter Ended March 31, 1998
                                       OR

/__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
     For the transition period from _____________ to _____________


                         Commission File Number 0-14292

                               GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                                         22-2476180
-----------------------------------------------------                        --------------
(State or other jurisdiction of                        (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                                           21046
-----------------------------------------------------                        --------------
(Address of principal executive offices)                                         (Zip Code)

Registrant's telephone number, including area code:                          (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                         ---------      ---------

Number of shares outstanding of each of the issuer's classes of common stock as of May 11, 1998:


     Common Stock, par value $0.01 per share                 12,997,830 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                        PAGE
                                                                        ----
Part I                        FINANCIAL INFORMATION
---------

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
           as of March 31, 1998 and December 31, 1997..................   1

           Consolidated Condensed Statements of Operations for the
           Three Months Ended March 31, 1998 and 1997..................   2

           Consolidated Condensed Statement of Changes in Stockholders'
           Equity for the Three Months Ended March 31, 1998............   3

           Consolidated Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 1998 and 1997..................   4

           Notes to Consolidated Financial Statements..................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................   6

           Qualification Relating to Financial Information.............   8


Part II    OTHER INFORMATION
---------

Item 1.    Legal Proceedings...........................................   9

Item 5.    Other Information...........................................   9

Item 6.    Exhibits and Reports on Form 8-K............................   9

           Signatures..................................................  10

Part I   Financial Information
------
Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        March 31,     December 31,
                                                          1998           1997
                                                      -------------  -------------
ASSETS                                                 (unaudited)         *
Current assets:
  Cash and cash equivalents.........................  $  6,514,688   $  7,026,249
  Receivables, net..................................    28,008,099     28,912,271
  Other accounts receivable.........................     1,552,514      1,373,704
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............    11,675,739      9,072,828
  Prepaid expenses and other current assets.........     3,785,574      3,193,224
                                                      ------------   ------------

    Total current assets............................    51,536,614     49,578,276

Property, plant and equipment, net..................    59,790,639     60,356,784
Investments in and advances to joint ventures, net..     6,333,018      6,362,526
Goodwill and other intangible assets, net...........    13,927,508     13,877,802
Deferred charges and other assets...................     2,223,890      2,122,793
                                                      ------------   ------------

                                                      $133,811,669   $132,298,181
                                                      ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable....................................  $  8,970,171   $ 12,235,006
Short term borrowings...............................     5,621,000              -
Accrued expenses and other current liabilities......    13,878,912     12,042,413
Unearned revenues...................................     2,987,446      8,256,541
Waste processing and disposal liabilities...........     9,873,371      8,681,102
                                                      ------------   ------------

     Total current liabilities......................    41,330,900     41,215,062

Convertible debenture...............................    11,517,809     11,348,925
Facility and equipment decontamination
 and decommissioning liabilities....................     7,500,483      7,270,681
Other non current liabilities.......................       934,834        981,824
                                                      ------------   ------------

     Total liabilities..............................    61,284,026     60,816,492
                                                      ------------   ------------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    15,108,726     15,052,355
                                                      ------------   ------------

Stockholders' equity:
  Common stock......................................       128,859        128,790
  Capital in excess of par value....................    67,302,170     67,278,739
  Deficit...........................................    (9,840,335)   (10,806,418)
  Treasury stock, at cost...........................      (171,777)      (171,777)
                                                      ------------   ------------
    Total stockholders' equity......................    57,418,917     56,429,334
                                                      ------------   ------------

                                                      $133,811,669   $132,298,181
                                                      ============   ============



* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)


                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          --------------------------
                                                                              1998          1997
                                                                          ------------  ------------

Revenues...............................................                   $37,230,952   $11,950,645

Cost of revenues.......................................                    29,394,613    15,959,821
                                                                          -----------   -----------

Gross profit (loss)....................................                     7,836,339    (4,009,176)

Selling, general and administrative expenses...........                     5,516,501     1,820,040
                                                                          -----------   -----------

Income (loss) from operations..........................                     2,319,838    (5,829,216)

Interest income (expense), net.........................                       (73,781)      422,036
                                                                          -----------   -----------

Income (loss) before income taxes (benefit) and
  proportionate share of loss of joint venture.........                     2,246,057    (5,407,180)

Income taxes (benefit).................................                       853,603      (750,000)
                                                                          -----------   -----------

Income (loss) before proportionate share of
  loss of joint venture................................                     1,392,454    (4,657,180)

Proportionate share of loss of joint venture...........                       (50,000)      (45,000)
                                                                          -----------   -----------

Net income (loss)......................................                     1,342,454    (4,702,180)

Preferred stock dividends and charges for accretion....                       376,371       375,535
                                                                          -----------   -----------

Net income (loss) attributable to common stockholders..                   $   966,083   $(5,077,715)
                                                                          ===========   ===========

Basic net income (loss) per share......................                          $.08        $(0.41)
                                                                          ===========   ===========

Diluted net income (loss) per share....................                          $.07        $(0.41)
                                                                          ===========   ===========

Basic weighted average common stock outstanding........                    12,811,495    12,383,987
                                                                          ===========   ===========

Diluted weighed average common stock and
  dilutive securities outstanding......................                    14,326,182    12,383,987
                                                                          ===========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       THREE MONTHS ENDED MARCH 31, 1998

                                  (UNAUDITED)


                                   Common Stock
                              ----------------------   Capital in                               Total
                                                       Excess of                    Treasury  Stockholders'
                              Shares          Amount   Par Value      Deficit        Stock       Equity
                              -----------   --------  -----------   ------------  -----------  -----------
Balance, December 31, 1997     12,879,057   $128,790  $67,278,739   $(10,806,418)  $(171,777)  $56,429,334
Net income                                                             1,342,454                 1,347,454
Exercise of options and
warrants                            6,900         69       23,431                                   23,500
Preferred dividends                                                     (320,000)                 (320,000)
Accretion of redeemable
 preferred stock                                                         (56,371)                  (56,371)
                               ----------   --------  -----------   ------------   ---------   -----------
Balance, March 31, 1998        12,885,957   $128,859  $67,302,170   $( 9,840,335)  $(171,777)  $57,418,917
                               ==========   ========  ===========   ============   =========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                          THREE MONTHS ENDED MARCH 31,
                                                          ---------------------------
                                                              1998          1997
                                                          ------------  -------------
Cash flows from operations:
Net income (loss).......................................  $ 1,342,454    $(4,702,180)
Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization.......................    1,173,491        173,735
       Accrued interest on convertible debenture........      168,884        155,804
    Provision for estimated loss on long-term contract..            -      4,454,756
    Proportionate share of loss of joint venture........       50,000         45,000
    Changes in operating items:
      Receivables.......................................      725,362     (2,178,816)
      Cost in excess of billings........................   (2,602,911)       666,033
      Prepaid expenses and other current assets.........     (592,350)      (164,282)
      Accounts payables, accrued expenses and
         other current liabilities......................   (1,462,424)    (1,067,130)
      Unearned revenues.................................   (5,269,095)             -
      Waste processing and disposal liabilities.........    1,192,269              -
      Facility and equipment decontamination and
         decommissioning liabilities....................      229,802              -
                                                          -----------    -----------
Net cash used by operations.............................   (5,044,518)    (2,617,080)
                                                          -----------    -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net ......     (620,318)      (613,262)
  Advances to joint ventures............................      (20,492)      (762,352)
  Other.................................................     (137,831)      (456,767)
                                                          -----------    -----------
      Net cash used by investing activities.............     (778,641)    (1,832,381)
                                                          -----------    -----------

Cash flows from financing activities:
  Short term borrowings.................................    5,621,000              -
  Reduction of long-term debt and
    capital lease obligations...........................      (12,902)       (11,572)
  Proceeds from issuance of common stock................       23,500        303,376
  Payment of preferred stock dividends..................     (320,000)      (320,000)
                                                          -----------    -----------
    Net cash provided (used) by financing activities....    5,311,598        (28,196)
                                                          -----------    -----------

Net change in cash and cash equivalents.................     (511,561)    (4,477,657)
Cash and cash equivalents at beginning of period........    7,026,249     46,336,126
                                                          -----------    -----------
Cash and cash equivalents at end of period..............  $ 6,514,688    $41,858,469
                                                          -----------    -----------

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

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

2.    INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                             MARCH 31,   December 31,
                                                1998         1997
                                             ----------  ------------

Raw materials............................... $  277,404      $324,843
Finished goods..............................    815,323       307,214
                                             ----------      --------
                                             $1,092,727      $632,057
                                             ==========      ========


3.   NET INCOME PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 12,811,495 and 12,383,987 for the three months ended March 31, 1998 and 1997. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 14,326,182 and 12,383,987 for the three months ended March 31, 1998 and 1997. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation. Conversion of the Company's convertible debentures and preferred stock is not included in the calculation of diluted EPS as the conversion is anti-dilutive.

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

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for approximately $22.4 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.5 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $13.8 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years. SEG provided over 50% of the Company's revenue the three month period ended March 31, 1998 and had a significant impact on the results of operations in the period to period comparison.

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

                       GTS DURATEK, INC. AND SUBSIDIARIES


RESULTS OF OPERATIONS

     Revenues increased by $25.3 million or 211.5% from $11.9 million in the first quarter of 1997 as compared to $37.2 million for the first quarter of 1998. The increase was primarily attributable to $24.1 million in revenues from the operations of SEG which was acquired by the Company effective as of April 1, 1997, and to a lesser extent, an increase in government waste processing of $2.8 million, and an increase of $600,000 at the Company's DuraTherm commercial waste treatment facility. The increase in revenues was partially offset by a decrease in technical support services revenues of $2.2 million. The increase in revenues from government waste processing was primarily the result of performance on a contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. Revenues at the DuraTherm facility were $2.2 million for the first quarter of 1998 as compared to $1.6 million for the same period in 1997. The decline in revenues from technical support service was the result of less power plant outages being scheduled in the first quarter of 1998 as compared to the same period in 1997.

     Gross profit increased by $11.8 million from a loss of $4.0 million in the first quarter of 1997 to $7.8 million in the first quarter of 1998. SEG, government waste processing and DuraTherm accounted for increases in gross profit of $5.0 million, $6.7 million and $200,000, respectively. The increase in government waste processing principally relates to a $5.9 million dollar loss recorded on the M-Area project in the first quarter of 1997. The gross profit percentage from technical support services was relatively unchanged for the first quarter of 1997 as compared to the first quarter of 1998. The gross profit percentage from waste treatment processing was higher in the first quarter of 1998 as compared to the same period in 1997 principally due to the charge taken against operations on the M-Area Project at the Savannah River facility.

     Selling, general and administrative expenses increased by $3.7 million or 203.1% from $1.8 million in 1997 to $5.5 million in 1998. SEG accounted for $2.9 million of the increase. As a percentage of revenues, selling general and administrative expenses decreased from 15.2% in 1997 to 14.8% in 1998. The decrease is principally related to the acquisition of SEG which has lower selling, general and administrative expenses as a percentage of revenues as compared with the Company's other businesses.

     Interest income (expense), net decreased by $496,000 from 1997 to 1998. The decrease was the result of the decrease in cash due to the purchase of SEG in April of 1997.

     Income taxes (benefit), increased from a benefit of $750,000 in 1997 to expense of $854,000 in 1998. As of December 31, 1997 the Company has recognized the benefit of its available net operating loss carryforward. Accordingly, for 1998 the Company is accruing income taxes at full statutory rates.


LIQUIDITY AND CAPITAL RESOURCES


     The Company had a revolving line of credit agreement with a bank providing for borrowings up to $8.8 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. At March 31, 1998, the Company had $5.6 million outstanding under the line of credit. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide for security for SEG's obligation to clean and remediate the Bear Creek facility upon its closure.

     The Company believes cash flows from operations and, if necessary, borrowings available under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

                       GTS DURATEK, INC. AND SUBSIDIARIES


QUALIFICATION RELATING TO FINANCIAL INFORMATION


     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1998 interim period are not necessarily indicative of results to be expected for the entire year.

PART II   OTHER INFORMATION
-------

                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings

          See the Company's annual report on Form 10-K for the year ended December 31, 1997 for a discussion of legal proceedings.


Item 5.   Other Information

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


          The Company experienced significant growth in revenues during 1997 and the first quarter of 1998, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. The Company's future operating results are also largely dependent upon the Company's ability to extend the existing contract with the DOE for the Savannah River M-Area Site, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

          The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts: the acceptance and implementation of its waste treatment technologies in the government and commercial sectors, the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.


Item 6.   Exhibits and Reports on Form 8-K

        a.     Exhibits
               --------

                     See accompanying Index to Exhibits

        b.     Reports
               -------

               None.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 MARCH 31, 1998

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.



Dated:    May 14, 1998        BY: /s/ Robert F. Shawver
                                  ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    May 14, 1998        BY: /s/ Craig T. Bartlett
                                  -----------------------------
                                  Craig T. Bartlett
                                  Treasurer

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

10.19 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of Registrant's Quarterly Report on Form 10-Q
      for the quarter ended September 30, 1997   (File No.  0-14292).

27    Financial Data Schedule.  (filed herewith)