Form 10-Q
period 1998-06-30
GTS DURATEK INC
filed 1998-08-14
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended June 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to _____________


                         Commission File Number 0-14292

                               GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                             22-2476180
-------------------------------------------------           -------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

10100 Old Columbia Road, Columbia, Maryland 21046                         21046
-------------------------------------------------           -------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:  (410) 312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                         ---------       ---------


Number of shares outstanding of each of the issuer's classes of common stock as of June 30, 1998

     Common Stock, par value $0.01 per share      13,029,362 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE
                                                                           ----
Part I   FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets
           as of June 30, 1998 and December 31, 1997.....................    1

         Consolidated Condensed Statements of Operations for the Three
           and Six Months Ended June 30, 1998 and 1997...................    2

         Consolidated Condensed Statement of Changes in Stockholders'
           Equity for the Six Months Ended June 30, 1998.................    3

         Consolidated Condensed Statements of Cash Flows
           for the Six Months Ended June 30, 1998 and 1997...............    4

         Notes to Consolidated Financial Statements......................    5

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................    6

         Qualification Relating to Financial Information.................    9


Part II  OTHER INFORMATION
-------

Item 1.  Legal Proceedings...............................................   10

Item 4.  Submission of Matters to a Vote of Security Holders.............   10

Item 5.  Other Information...............................................   10

Item 6.  Exhibits and Reports on Form 8-K................................   11

         Signatures......................................................   12

Part I    Financial Information
------
Item 1.   Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1998          1997
                                                      ------------  ------------
                                                       (unaudited)        *
                                  ASSETS
Current assets:
  Cash and cash equivalents.........................  $  5,882,512  $  7,026,249
  Receivables, net..................................    34,511,719    28,912,271
  Other accounts receivable.........................     1,034,375     1,373,704
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............     4,758,610     9,072,828
  Prepaid expenses and other current assets.........     3,319,764     3,193,224
                                                      ------------  ------------

     Total current assets...........................    49,506,980    49,578,276

Property, plant and equipment, net..................    62,031,618    60,356,784
Investments in and advances to joint ventures, net..     6,279,378     6,362,526
Intangibles, net....................................    13,736,344    13,877,802
Deferred charges and other assets...................     2,187,742     2,122,793
                                                      ------------  ------------

                                                      $133,742,062  $132,298,181
                                                      ============  ============
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $ 14,400,904  $ 12,235,006
  Short term borrowings.............................     6,780,622             -
  Accrued expenses and other current liabilities....     9,619,188    12,042,413
  Unearned revenues.................................     3,408,387     8,256,541
  Waste processing and disposal liabilities.........     7,248,259     8,681,102
                                                      ------------  ------------

     Total current liabilities......................    41,457,360    41,215,062

Convertible debenture...............................    11,674,229    11,348,925
Facility and equipment decontamination
 and decommissioning liabilities....................     7,730,285     7,270,681
Other non current liabilities.......................       871,328       981,824
                                                      ------------  ------------

     Total liabilities..............................    61,733,202    60,816,492
                                                      ------------  ------------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    15,165,308    15,052,355
                                                      ------------  ------------

Stockholders' equity:
  Common stock......................................       129,482       128,790
  Capital in excess of par value....................    67,521,474    67,278,739
  Deficit...........................................   (10,635,627)  (10,806,418)
  Treasury stock, at cost...........................      (171,777)     (171,777)
                                                      ------------  ------------
    Total stockholders' equity......................    56,843,552    56,429,334
                                                      ------------  ------------

                                                      $133,742,062  $132,298,181
                                                      ============  ============

* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                              Three Months                  Six Months
                                              Ended June 30,               Ended June 30,
                                        ---------------------------  --------------------------
                                            1998           1997          1998          1997
                                        ------------   ------------  -----------   ------------
Revenues..............................   $38,810,201   $38,010,417   $76,041,153   $49,961,062
Cost of revenues......................    32,103,828    32,812,026    61,498,441    48,771,847
                                         -----------   -----------   -----------   -----------

Gross profit..........................     6,706,373     5,198,391    14,542,712     1,189,215

Selling, general and
  administrative expenses.............     7,119,611     4,230,557    12,636,112     6,050,597
                                         -----------   -----------   -----------   -----------

Income (loss) from operations.........      (413,238)      967,834     1,906,600    (4,861,382)

Interest income (expense), net........      (181,619)      113,054      (255,400)      535,090
                                         -----------   -----------   -----------   -----------

Income (loss) before income taxes
  (benefit) and proportionate share
  of loss of joint venture............      (594,857)    1,080,888     1,651,200    (4,326,292)

Income taxes (benefit)................      (226,147)            -       627,456      (750,000)
                                         -----------   -----------   -----------   -----------

Income (loss) before proportionate
  share of loss of joint venture......      (368,710)    1,080,888     1,023,744    (3,576,292)

Proportionate share of loss of joint
  venture.............................       (50,000)      (45,000)     (100,000)      (90,000)
                                         -----------   -----------   -----------   -----------

Net income (loss).....................      (418,710)    1,035,888       923,744    (3,666,292)

Preferred stock dividends and
 charges for accretion................       376,582       375,746       752,953       751,281
                                         -----------   -----------   -----------   -----------

Net income (loss) attributable to
 common shareholders..................   $  (795,292)  $   660,142   $   170,791   $(4,417,573)
                                         ===========   ===========   ===========   ===========

Basic net income (loss) per share.....        $(0.06)         $.05          $.01        $(0.35)
                                         ===========   ===========   ===========   ===========

Diluted net income (loss) per share...        $(0.06)         $.05          $.01        $(0.35)
                                         ===========   ===========   ===========   ===========

Weighted average
 common stock outstanding.............    12,830,071    12,562,057    12,820,783    12,499,090
                                         ===========   ===========   ===========   ===========

Weighted average common stock and
 dilutive securities outstanding......    12,830,071    14,016,623    14,300,419    12,499,090
                                         ===========   ===========   ===========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED JUNE 30, 1998

                                  (UNAUDITED)



                                   Common Stock        Capital in                                Total
                              ----------------------   Excess of                  Treasury    Stockholders'
                                 Shares      Amount    Par Value      Deficit       Stock        Equity
                              -----------  ---------  -----------   -------------  ----------  -----------
Balance, December 31, 1997     12,879,057   $128,790  $67,278,739   $(10,806,418)  $(171,777)  $56,429,334

Net income                                                               923,744                   923,744

Exercise of options and
 warrants                          69,184        692      242,735                                  243,427

Preferred dividends                                                     (640,000)                 (640,000)

Accretion of redeemable
 preferred stock                                                        (112,953)                 (112,953)
                               ----------   --------  -----------   ------------   ---------   -----------
Balance, June 30, 1998         12,948,241   $129,482  $67,521,474   $(10,635,627)  $(171,777)  $56,843,552
                               ==========   ========  ===========   ============   =========   ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                            SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------
                                                               1998          1997
                                                           ------------  -------------
Cash flows from operations:
Net income (loss).....................................     $   923,744   $ (3,666,292)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization.....................       2,710,618      1,581,806
    Accrued interest on convertible debenture.........         325,304        327,672
    Proportionate share of loss of joint venture......         100,000         90,000
    Changes in operating items:
      Receivables.....................................      (5,260,119)    (7,736,076)
      Cost in excess of billings......................       4,314,218       (343,608)
      Prepaid expenses and other current assets.......        (126,540)      (258,497)
      Accounts payables, accrued expenses and
         other current liabilities....................        (642,632)     7,454,950
      Unearned revenues...............................      (4,848,154)             -
      Waste processing and disposal liabilities.......      (1,432,843)             -
      Facility and equipment decontamination and
         decommissioning liabilities..................         459,604        267,000
                                                           -----------   ------------
Net cash used in operating activities.................      (3,476,800)    (2,283,045)
                                                           -----------   ------------

Cash flows from investing activities:
  Additions to property, plant and equipment .........      (4,049,180)    (3,241,288)
  Advances to joint ventures..........................         (16,853)      (919,399)
  Acquisition of The Scientific Ecology Group, Inc.,
    net of cash acquired..............................               -    (23,042,377)
  Other...............................................          40,851       (667,409)
                                                           -----------   ------------
Net cash used in investing activities.................      (4,025,182)   (27,870,473)
                                                           -----------   ------------

Cash flows from financing activities:
  Short term borrowings...............................       6,780,622              -
  Reduction of long term debt and
    capital lease obligations.........................         (25,804)       (23,316)
  Proceeds from issuance of common stock..............         243,427        303,376
  Payment of preferred stock dividends................        (640,000)      (640,000)
                                                           -----------   ------------
Net cash provided by (used in) financing activities...       6,358,245       (359,940)
                                                           -----------   ------------

Net change in cash and cash equivalents...............      (1,143,737)   (30,513,458)
Cash and cash equivalents at beginning of period......       7,026,249     46,336,126
                                                           -----------   ------------
Cash and cash equivalents at end of period............     $ 5,882,512   $ 15,822,668
                                                           ===========   ============

                      GTS DURATEK, INC. AND SUBSIDIARIES
                      ----------------------------------

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


2.   INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                        JUNE 30,   December 31,
                                          1998         1997
                                       ---------  ------------
                  Raw materials......   $265,987      $324,843
                  Finished goods.....    662,368       307,214
                                        --------      --------
                                        $928,355      $632,057
                                        ========      ========

     Such amounts are included in other current assets.


3.   NET INCOME PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 12,830,071 and 12,562,057 for the three months ended June 30, 1998 and 1997, respectively, and 12,830,071 and 12,499,090 for the six months ended June 30, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 12,830,071 and 14,016,623 for the three months ended June 30, 1998 and 1997, respectively, and 14,300,419 and 12,499,090 for the six months ended June 30, 1998 and 1997, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the period of calculation. Conversion of the Company's convertible debentures and preferred stock is not included in the calculation of diluted EPS as the conversion is anti-dilutive.

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

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. ("SEG") from Westinghouse Electric Corporation for approximately $22.4 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.5 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $13.8 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years. SEG provided over 50% of the Company's revenue for the three and six month periods ended June 30, 1998 and had a significant impact on the results of operations in the period to period comparison.

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

     The Company's net earnings for the second quarter of 1998 were adversely affected by the following events: (i) one-time non-reimbursable costs incurred on the recently completed Maine Yankee Nuclear Power Plant waste characterization contract; (ii) higher than expected costs incurred on recent proposals for two major commercial nuclear power plant decommissioning projects; (iii) the Company's decision to reschedule a radioactive metal melt campaign planned for the end of the second quarter to the third quarter at its Bear Creek radioactive waste processing and recycling facility in Oak Ridge, Tennessee; and (iv) one-time charges associated with restructuring its Oak Ridge low-level radioactive waste processing operations.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing of new DOE waste treatment projects, including those pursued jointly with BNFL, Inc.; the duration of the Hanford and Idaho Falls DOE projects; and the amount of new waste streams, if any, awarded to the Company for processing at the M-Area facility in Savannah River.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1998.

     Revenues increased by $800,000 or 2.1% from $38.0 million in 1997 to $38.8 million in 1998. The increase was primarily attributable to a $3.5 million increase in government waste processing services and an increase in waste processing revenues of $300,000 at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas. The increase was partially offset by a $3.0 million decrease in waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee. The increase in revenues in government waste processing services was the result of work performed on a contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and continued performance on the Idaho Falls, Idaho waste treatment project. Revenues at the DuraTherm facility were $2.2 million for the three months ended June 30, 1998 as compared to $1.9 million for the same period in 1997. The decline in revenues at the Bear Creek facility was due to the rescheduling of a radioactive metal melt campaign from the second quarter to the third quarter of 1998.

     Gross profit increased by $1.5 million from $5.2 million in 1997 to $6.7 million in 1998. Technical support services and government waste processing services accounted for increases in gross profit of $1.2 million and $600,000, respectively. These increases were partially offset by a decrease in gross profit of $300,000 at the Bear Creek facility. The increase in gross profit in technical support services was the result of performance on higher margin consulting contracts as compared to the same period in 1997, which were partially offset by higher than expected non-reimbursable costs incurred on the recently completed Maine Yankee Nuclear Power Plant waste characterization contract. As a percentage of revenues, gross profit increased from 13.7% in 1997 to 17.3% in 1998 for the reasons previously mentioned.

     Selling, general and administrative expenses increased by $2.9 million or 68.3% from $4.2 million in 1997 to $7.1 million in 1998. As a percentage of revenues, selling general and administrative expenses increased from 11.1% in 1997 to 18.3% in 1998. The increase was primarily attributable to higher than expected costs incurred on proposals for two major commercial nuclear power plant decommissioning projects of $600,000 and one-time charges associated with the restructuring of the operations at the Bear Creek facility of $800,000.

     Interest income (expense), net changed from income of $113,000 in 1997 to expense of $182,000 in 1998. The change was the result of the decrease in cash due to the purchase of SEG in April of 1997 and interest on short term borrowings required to fund working capital needs.

     Income taxes was a benefit of $226,000 in 1998. As of December 31, 1997 the Company has recognized the benefit of its available net operating loss carryforward. Accordingly, for 1998 the Company is accruing income taxes (benefit) at full statutory rates.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1998.

     Revenues increased by $26.0 million or 52.0% from $50.0 million in 1997 to $76.0 million in 1998. The increase was primarily attributable to $23.3 million in revenues from the operations of SEG which was acquired by the Company effective April 1, 1997, and to a lesser extent, an increase in government waste processing revenues of $4.4 million, and an increase of $900,000 at the Company's DuraTherm commercial waste treatment facility. The increase in revenues was partially offset by a decrease in technical support services revenues of $2.6 million. The increase in revenues from government waste processing was primarily the result of performance on a contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. Revenues at the DuraTherm facility were $4.5 million for the six months ended June 30, 1998 as compared to $3.6 million for the same period in 1997. The decline in revenues from technical support services was the result of less power plant outages being scheduled in first six months of 1998 as compared to the same period in 1997.

     Gross profit increased by $13.3 million from $1.2 million in 1997 to $14.5 million in 1998. SEG, government waste processing and DuraTherm accounted for increases in gross profit of $7.2 million, $6.2 million and $200,000, respectively. The increase in gross profit was partially offset by a decrease in gross profit from technical support services of $300,000. The increase in gross profit from government waste processing principally relates to a $5.9 million dollar loss recorded on the M-Area project in the first quarter of 1997. The gross profit percentage from technical support services was relatively unchanged for the six months ended June 30, 1998 as compared to the same period in 1997.

     Selling, general and administrative expenses increased by $6.5 million or 108.8% from $6.1 million in 1997 to $12.6 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased from 12.1% in 1997 to 16.6% in 1998. The increase in selling general and administrative expenses was primarily attributable to the operations of SEG which was acquired by the Company effective April 1, 1997 and to higher than expected costs incurred on proposals for two major commercial nuclear power plant decommissioning projects of $600,000 and one-time charges associated with the restructuring of the operations at the Bear Creek facility of $800,000.

     Interest income (expense), net decreased by $790,000 from 1997 to 1998. The decrease was the result of the decrease in cash due to the purchase of SEG in April of 1997.

     Income taxes (benefit) increased from a benefit of $750,000 in 1997 to expenses of $627,000 in 1998. As of December 31, 1997 the Company has recognized the benefit of its available net operating loss carryforward. Accordingly, for 1998 the Company is accruing income taxes (benefit) at full statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $12.0 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. At June 30, 1998, the Company had $6.8 million outstanding under the line of credit. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate the Company's Bear Creek facility upon its closure.

     The Company believes cash flows from operations and, if necessary, borrowings available under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.


QUALIFICATION RELATING TO FINANCIAL INFORMATION

     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1998 interim periods are not necessarily indicative of results to be expected for the entire year.

PART II  OTHER INFORMATION
-------


Item 1.  Legal Proceedings

         See the Company's Annual Report on Form 10-Q for the year ended December 31, 1997 for a discussion of legal proceedings.


Item 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Stockholders held on May 19, 1998 the following matters were voted upon.

         a. Daniel A. D'Aniello, William E. Conway, Jr., Earle C. Williams, and J.A. Fred Brothers were elected to serve as directors of the Company by the convertible preferred stockholders for a one-year term. Admiral James D. Watkins, George V. McGowan and Robert E. Prince were elected to serve as directors of the Company for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

         b. The proposal to reappoint KPMG Peat Marwick LLP as the Company's independent auditors was adopted by a vote of 11,437,376 for, and 12,680 against this proposal.


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

         The Company experienced significant growth in revenues during 1997 and the first six months of 1998, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. The Company's future operating results are also largely dependent upon the Company's ability to extend the existing contract with the DOE for the Savannah River M-Area Site, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

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

                                 JUNE 30, 1998

                                  SIGNATURES
                                  ----------



          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.



Dated:    August 14, 1998           BY: /s/ Robert F. Shawver
                                        ----------------------------
                                        Robert F. Shawver
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:    August 14, 1998           BY: /s/ Craig T. Bartlett
                                        -----------------------------
                                        Craig T. Bartlett
                                        Treasurer and Controller

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

 4.2   Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle
       International Partners II, L.P., Carlyle International Partners III,
       L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-
       GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent
       Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.3   Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners
       II, L.P., Carlyle International Partners II, L.P., Carlyle International
       Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners,
       L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National
       Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

 4.4   Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle
       Partners II, L.P., Carlyle International Partners II, L.P., Carlyle
       International Partners III, L.P., C/S International Partners, Carlyle-
       GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P.and GTS Duratek, Inc.
       and National Patent Development Corporation dated as of January 24, 1995.
       Incorporated herein by reference to Exhibit 4.4 of the Registrants
       Form 8-K filed on February 1, 1995. (File No. 0-14292).

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