Form 10-Q
period 1998-09-30
GTS DURATEK INC
filed 1998-11-16
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________
                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the Quarter Ended September 30, 1998

                                      OR

[_]  Transition Report Pursuant to Section 13 or 15(d) of the
     Securities Exchange Act of 1934
     For the transition period from _____________ to _____________


                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)


Delaware                                                            22-2476180
-------------------------------                                    -------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland 21046                        21046
-------------------------------------------------                     ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                         ---------       ---------


Number of shares outstanding of each of the issuer's classes of common stock as of September 30, 1998

     Common Stock, par value $0.01 per share            14,083,992 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                          PAGE
                                                                          ----
Part I     FINANCIAL INFORMATION
------
Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
             as of September 30, 1998 and December 31, 1997...............   1

           Consolidated Condensed Statements of Operations for the Three
             and Nine Months Ended September 30, 1998 and 1997............   2

           Consolidated Condensed Statement of Changes in Stockholders'
             Equity for the Nine Months Ended September 30, 1998..........   3

           Consolidated Condensed Statements of Cash Flows
             for the Nine Months Ended September 30, 1998 and 1997........   4

           Notes to Consolidated Financial Statements.....................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   6

           Qualification Relating to Financial Information................  10


Part II    OTHER INFORMATION
-------
Item 1.    Legal Proceedings..............................................  11

Item 5.    Other Information..............................................  11

Item 6.    Exhibits and Reports on Form 8-K...............................  12

           Signatures.....................................................  13

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                     September 30,   December 31,
                                                         1998           1997
                                                     -------------   ------------
                                                      (unaudited)         *
                                    ASSETS
Current assets:
  Cash and cash equivalents.........................  $  5,882,512   $  7,026,249
  Receivables, net..................................    28,357,734     28,912,271
  Other accounts receivable.........................     1,592,753      1,373,704
  Costs and estimated earnings in excess of
   billings on uncompleted contracts................     6,977,307      9,072,828
  Prepaid expenses and other current assets.........     3,978,668      3,193,224
                                                      ------------   ------------

    Total current assets............................    46,788,974     49,578,276

Property, plant and equipment, net..................    63,425,478     60,356,784
Investments in and advances to joint ventures, net..     6,250,502      6,362,526
Intangibles, net....................................    13,732,891     13,877,802
Deferred charges and other assets...................     1,339,365      2,122,793
                                                      ------------   ------------

                                                      $131,537,210   $132,298,181
                                                      ============   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................  $  8,167,863   $ 12,235,006
  Short term borrowings.............................     4,963,384              -
  Accrued expenses and other current liabilities....    15,594,072     12,042,413
  Unearned revenues.................................     1,996,473      8,256,541
  Waste processing and disposal liabilities.........     2,322,040      8,681,102
                                                      ------------   ------------

    Total current liabilities.......................    33,043,832     41,215,062

Convertible debenture...............................    11,837,641     11,348,925
Facility and equipment decontamination
 and decommissioning liabilities....................     7,696,598      7,270,681
Other non current liabilities.......................     1,125,888        981,824
                                                      ------------   ------------

    Total liabilities...............................    53,703,959     60,816,492
                                                      ------------   ------------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    15,222,078     15,052,355
                                                      ------------   ------------

Stockholders' equity:
  Common stock......................................       141,721        128,790
  Capital in excess of par value....................    72,083,543     67,278,739
  Deficit...........................................    (9,123,555)   (10,806,418)
  Treasury stock, at cost...........................      (490,536)      (171,777)
                                                      ------------   ------------
   Total stockholders' equity.......................    62,611,173     56,429,334
                                                      ------------   ------------

                                                      $131,537,210   $132,298,181
                                                      ============   ============

* The Consolidated Condensed Balance Sheet as of December 31, 1997 has been derived from the Company's audited Consolidated Balance Sheet as of that date.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                               Three Months                Nine Months
                                            Ended September 30,         Ended September 30,
                                        --------------------------  ---------------------------
                                            1998          1997          1998           1997
                                        ------------  ------------  -------------  ------------

Revenues..............................  $39,390,989   $36,355,384   $115,432,142   $86,316,446
Cost of revenues......................   29,610,260    30,501,464     91,108,701    79,273,311
                                        -----------   -----------   ------------   -----------

Gross profit..........................    9,780,729     5,853,920     24,323,441     7,043,135

Selling, general and
  administrative expenses.............    6,394,003     4,428,846     19,030,115    10,479,443
                                        -----------   -----------   ------------   -----------

Income (loss) from operations.........    3,386,726     1,425,074      5,293,326    (3,436,308)

Interest income (expense), net........     (207,840)       51,779       (463,240)      586,869
                                        -----------   -----------   ------------   -----------

Income (loss) before income taxes
  (benefit) and proportionate share
  of loss of joint venture............    3,178,886     1,476,853      4,830,086    (2,849,439)

Income taxes (benefit)................    1,240,044             -      1,867,500      (750,000)
                                        -----------   -----------   ------------   -----------

Income (loss) before proportionate
  share of loss of joint venture......    1,938,842     1,476,853      2,962,586    (2,099,439)

Proportionate share of loss of joint
  venture.............................      (50,000)      (45,000)      (150,000)     (135,000)
                                        -----------   -----------   ------------   -----------

Net income (loss).....................    1,888,842     1,431,853      2,812,586    (2,234,439)

Preferred stock dividends and
 charges for accretion................      376,770       375,951      1,129,723     1,127,232
                                        -----------   -----------   ------------   -----------

Net income (loss) attributable to
 common shareholders..................  $ 1,512,072   $ 1,055,902   $  1,682,863   $(3,361,671)
                                        ===========   ===========   ============   ===========

Basic net income (loss) per share.....        $0.11          $.08           $.13        $(0.27)
                                        ===========   ===========   ============   ===========

Diluted net income (loss) per share...        $0.10          $.07           $.12        $(0.27)
                                        ===========   ===========   ============   ===========

Weighted average
 common stock outstanding.............   13,223,594    12,662,474     12,995,053    12,553,551
                                        ===========   ===========   ============   ===========

Weighted average common stock and
 dilutive securities outstanding......   20,838,002    19,644,644     14,234,122    12,553,551
                                        ===========   ===========   ============   ===========

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     NINE MONTHS ENDED SEPTEMBER 30, 1998

                                  (UNAUDITED)

                                    Common Stock        Capital in                                Total
                                ---------------------   Excess of                  Treasury    Stockholders'
                                  Shares      Amount    Par Value      Deficit       Stock        Equity
                                ----------   --------  -----------  ------------   ---------   -----------
Balance, December 31, 1997      12,879,057   $128,790  $67,278,739  $(10,806,418)  $(171,777)  $56,429,334

Net income                                                             2,812,586                 2,812,586

Exercise of options and
warrants                         1,292,993     12,931    4,804,804                               4,817,735

Purchase of treasury stock                                                          (318,759)     (318,759)

Preferred dividends                                                     (960,000)                 (960,000)

Accretion of redeemable
preferred stock                                                         (169,723)                 (169,723)
                                ----------   --------  -----------  ------------   ---------   -----------
Balance, September 30, 1998     14,172,050   $141,721  $72,083,543  $ (9,123,555)  $(490,536)  $62,611,173
                                ==========   ========  ===========  ============   =========   ===========

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)

                                                                       NINE MONTHS
                                                                    ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                   1998           1997
                                                                -----------   ------------
Cash flows from operations:
Net income (loss).....................................          $ 2,812,586   $ (2,234,439)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Depreciation and amortization.....................            3,412,660      2,790,190
       Accrued interest on convertible debenture......              488,716        497,724
    Proportionate share of loss of joint venture......              150,000        135,000
    Changes in operating items:
      Receivables.....................................              335,488     (8,198,074)
      Cost in excess of billings......................            2,095,521        463,113
      Prepaid expenses and other current assets.......             (785,444)       806,273
      Accounts payables, accrued expenses and
         other current liabilities....................              (69,515)    (2,151,564)
      Unearned revenues...............................           (6,260,068)             -
      Waste processing and disposal liabilities.......           (6,359,062)             -
      Facility and equipment decontamination and
         decommissioning liabilities..................              425,917      1,091,348
                                                                -----------   ------------
Net cash used in operating activities.................           (3,753,201)    (6,800,429)
                                                                -----------   ------------
Cash flows from investing activities:
  Additions to property, plant and equipment .........           (6,131,511)    (7,148,928)
  Advances to joint ventures..........................              (37,976)    (1,195,626)
  Acquisition of The Scientific Ecology Group, Inc.,
    net of cash acquired..............................                    -    (23,042,377)
  Other...............................................              379,452      2,417,647
                                                                -----------   ------------
Net cash used in investing activities.................           (5,790,035)   (28,969,284)
                                                                -----------   ------------

Cash flows from financing activities:
  Short term borrowings...............................            4,963,384              -
  Reduction of long term debt and
    capital lease obligations.........................             (102,861)       (35,548)
  Proceeds from issuance of common stock..............            4,817,735        527,278
  Purchase of treasury shares.........................             (318,759)             -
  Payment of preferred stock dividends................             (960,000)      (960,000)
                                                                -----------   ------------
Net cash provided by (used in) financing activities...            8,399,499       (468,270)
                                                                -----------   ------------

Net decrease in cash and cash equivalents.............           (1,143,737)   (36,237,983)
Cash and cash equivalents at beginning of period......            7,026,249     46,336,126
                                                                -----------   ------------
Cash and cash equivalents at end of period............          $ 5,882,512   $ 10,098,143
                                                                ===========   ============

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


2.   INVENTORIES

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                              SEPTEMBER 30  December 31,
                                                  1998          1997
                                              ------------  ------------
Raw materials...............................    $  203,160      $324,843
Finished goods..............................       807,956       307,214
                                                ----------      --------
                                                $1,011,116      $632,057
                                                ==========      ========

     Such amounts are included in other current assets.


3.   NET INCOME PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,223,594 and 12,662,474 for the three months ended September 30, 1998 and 1997, respectively, and 12,995,053 and 12,553,551 for the nine months ended September 30, 1998 and 1997, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,838,002 and 19,644,644 for the three months ended September 30, 1998 and 1997, respectively, and 14,234,122 and 12,553,551 for the nine months ended September 30, 1998 and 1997, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the period of calculation.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

                      GTS DURATEK, INC. AND SUBSIDIARIES

OVERVIEW

     GTS Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations, and from technical support services to government agencies, electric utilities, industrial facilities and commercial businesses. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee which was the business formerly conducted as The Scientific Ecology Group, Inc. ("SEG"). The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). Technical support services are generally provided pursuant to multi-year time and materials contracts.
Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of SEG from Westinghouse Electric Corporation for approximately $22.4 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.5 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $13.8 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years. SEG provided over 50% of the Company's revenue for the three and nine month periods ended September 30, 1998 and had a significant impact on the results of operations in the period to period comparison.

     Prior to the acquisition of SEG, the Company's waste treatment revenues historically had been generated from government waste processing operations pursuant to fixed-price and cost-plus-fixed-fee contracts with the United States Department of Energy ("DOE"). Waste treatment revenues from the DOE were not significant in 1997 and 1998.

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site as a result of observations, by operations personnel, indicating that excessive wear could be occurring on certain internal components of the melter. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded a loss of $5.9 million on the M-Area contract in the first quarter of 1997 which included the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. In December 1997, the Company recommenced radioactive operations and recorded an additional charge of $1.3 million on the M-Area contract in the fourth quarter of 1997 for the estimated increased costs to complete the contract as a result of it taking longer than original estimates to bring the system to full processing throughput levels. As of September 30, 1998, substantially all the waste processing has been completed and work has begun on clean closure of the tanks. The Company is currently negotiating an extension of the contract. However, in the event the Company is not able to obtain a contract extension, the Company could incur additional losses which could be material.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues increased by $3.0 million or 8.3% from $36.4 million in 1997 to $39.4 million in 1998. The increase was primarily attributable to a $6.1 million increase in government waste processing services and an increase in waste processing revenues of $100,000 at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas. The increase was partially offset by a $2.5 million decrease in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee and a decrease in technical support services revenues of $700,000. The increase in revenues in government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. Revenues at the DuraTherm facility were $2.6 million for the three months ended September 30, 1998 as compared to $2.5 million for the same period in 1997. The decline in revenues at the Bear Creek facility was primarily due to a change in product mix and to a lesser extent, a price reduction for incineration and compaction processing services. The decline in revenues in technical support services was the result of the completion of several large projects in 1997.

     Gross profit increased by $3.9 million from $5.9 million in 1997 to $9.8 million in 1998. The Bear Creek facility and government waste processing services accounted for increases in gross profit of $2.0 million and $1.5 million, respectively. Additionally, the DuraTherm facility and technical support services accounted for increases in gross profit of $250,000 and $200,000 respectively. The increase in gross profit at the Bear Creek facility was the result of measures taken in the third quarter to reduce fixed and variable operating costs. The increase in gross profit in government waste processing was the result of increased revenues previously mentioned at comparable gross margins. The increase in gross profit at the DuraTherm facility is attributable to performance on higher margin contracts as compared to the same period in 1997. The gross margin for technical support services was comparable to the same period in 1997. As a percentage of revenues, gross profit increased from 16.1% in 1997 to 24.8% in 1998 for the reasons previously mentioned.

     Selling, general and administrative expenses increased by $2.0 million or 44.4% from $4.4 million in 1997 to $6.4 million in 1998. As a percentage of revenues, selling general and administrative expenses increased from 12.2% in 1997 to 16.2% in 1998. The increase was primarily attributable to higher operating costs for government waste processing services as a result of business growth in this area.

     Interest income (expense), net changed from income of $52,000 in 1997 to expense of $208,000 in 1998. The change was the result of the decrease in cash due to the purchase of SEG in April of 1997 and interest on short term borrowings required to fund working capital needs.

     Income taxes increased to $1,240,000 in 1998. As of December 31, 1997 the Company has recognized the benefit of its available net operating loss carryforward. Accordingly, for 1998 the Company is accruing income taxes at full statutory rates.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998.

     Revenues increased by $29.1 million or 33.7% from $86.3 million in 1997 to $115.4 million in 1998. The increase was attributable to $24.1 million in revenues from the operations of SEG which was acquired by the Company effective April 1, 1997, an increase in government waste processing revenues of $10.5 million, and an increase of $1.0 million at the Company's DuraTherm commercial waste treatment facility. The increase in revenues was partially offset by a decrease in revenues at the Bear Creek facility and technical support services of $5.5 million and $1.0 million, respectively. The increase in revenues from government waste processing was primarily the result of performance on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. Revenues at the DuraTherm facility were $7.1 million for the nine months ended September 30, 1998 as compared to $6.1 million for the same period in 1997. The decline in revenues at the Bear Creek facility was primarily the result of lower metal melt processing, a change in product mix and to a lesser extent, a price reduction in the incineration and compaction processes. The decline in revenues from technical support services was the result of less power plant outages as compared to the same period in 1997 partially offset by an increase in revenues from higher margin consulting services.

     Gross profit increased by $17.3 million from $7.0 million in 1997 to $24.3 million in 1998. SEG, government waste processing, and DuraTherm accounted for increases in gross profit of $5.0 million, $7.7 million, $500,000, respectively. In addition the Bear Creek facility and technical support services accounted for increases in gross profit of $1.7 million and $2.4 million, respectively. The increase in gross profit from government waste processing principally relates to a $5.9 million dollar loss recorded on the M-Area project in the first quarter of 1997. The increase in gross profit at the Bear Creek facility was the result of measures taken in the third quarter to reduce fixed and variable operating costs. The increase in gross profit from technical support services was the result of performance on higher margin consulting contracts for the nine months ended September 30, 1998 as compared to the same period in 1997.

     Selling, general and administrative expenses increased by $8.5 million or 81.6% from $10.5 million in 1997 to $19.0 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased from 12.1% in 1997 to 16.5% in 1998. The increase in selling, general and administrative expenses was primarily attributable to: (i) the operations of SEG, which was acquired by the Company effective April 1, 1997, (ii) higher than expected costs incurred on proposals for two major commercial nuclear power plant decommissioning projects of $600,000, (iii) severance charges associated with the re-engineering of the processing methods at the Bear Creek facility of $800,000, and (iv) higher operating costs for government waste processing services as a result of business growth in this area.

     Interest income (expense), net changed from income of $587,000 in 1997 to expense of $463,000 in 1998. The change was the result of the decrease in cash due to the purchase of SEG in April of 1997 and interest on short term borrowings required to fund working capital needs.

     Income taxes (benefit) increased from a benefit of $750,000 in 1997 to expenses of $1,868,000 in 1998. As of December 31, 1997 the Company has recognized the benefit of its available net operating loss carryforward. Accordingly, for 1998 the Company is accruing income taxes at full statutory rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has a revolving line of credit agreement with a bank providing for borrowings up to $12.0 million based upon eligible amounts of accounts receivable, as defined in the credit agreement. Borrowings under the revolving line of credit bear interest at the LIBOR rate plus 2%. At September 30, 1998, the Company had $4.9 million outstanding under the line of credit. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate the Company's Bear Creek facility upon its closure.

     The Company believes cash flows from operations and, if necessary, borrowings available under the bank line of credit will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000 ISSUE

     The Year 2000 issue results from a programming convention in which computer programs use two digits rather than four to define the applicable year. The inability of computer programs to recognize a year that begins with "20" could result in system failures, miscalculations or errors causing disruptions of operations or other business activities.

     GTS Duratek has undertaken a program to address the Year 2000 issue with respect to (i) the Company's information systems, (ii) the Company's non-information systems, and (iii) certain systems for the Company's major customers and suppliers. As described below, the Company's Year 2000 program includes (i) assessment of the problem, (ii) development of remedies, (iii) testing of such remedies and (iv) the preparation of contingency plans to deal with the worst case scenarios.

     INFORMATION SYSTEMS - The Company maintains information systems at each of its operating divisions. Information systems at all of these locations have been assessed. Information systems in Columbia, MD and Oak Ridge, TN have been certified by the hardware and software manufacturers as Year 2000 compliant. The Company is in the process of remediating information systems in San Leon, TX and Pittsburgh, PA. The Company expects to have these systems remediated and tested by June 1999.

     NON-INFORMATION SYSTEMS - The Company has not completed its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to its telephone systems. The Company expects to complete this assessment by December 1998. Remediation required, if any, will be completed by June 1999.

     CUSTOMER AND SUPPLIER SYSTEMS - The Company has begun informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customer's and vendor's ability to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

     COSTS RELATED TO THE YEAR 2000 ISSUE - To date the Company has incurred less than $25,000 to remediate its Year 2000 information systems issues and expects to incur an additional $150,000 to complete the remediation and testing of the information systems. Costs, if any, to remediate the non-information systems are not expected to be material.

     RISK RELATED TO THE YEAR 2000 ISSUE - Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operations, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condition and results of operations.

NEW ACCOUNTING PRONOUNCEMENT

     During 2000, the Company will adopt the provisions of Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". The Company does not expect the new pronouncement will have a material effect on the Company's financial condition or results of operations.

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


          The Company experienced significant growth in revenues during 1997 and the first nine months of 1998, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. The Company's future operating results are also largely dependent upon the Company's ability to extend the existing contract with the DOE for the Savannah River M-Area Site, complete the waste processing required by the contract without further delay and secure contracts to handle additional waste streams at that facility or deploy the equipment on future waste treatment projects. In addition, the Company's future operating results are largely dependent upon the timing and awarding of contracts by the DOE for the cleanup of the waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

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

                              SEPTEMBER 30, 1998

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               GTS DURATEK, INC.



Dated:    November 13, 1998         BY: /s/ Robert F. Shawver
                                        ----------------------------
                                        Robert F. Shawver
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:    November 13, 1998         BY: /s/ Craig T. Bartlett
                                        -----------------------------
                                        Craig T. Bartlett
                                        Treasurer and Controller

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