Form 10-K405
period 1998-12-31
GTS DURATEK INC
filed 1999-03-30
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           _________________________

                                   Form 10-K


[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the fiscal year ended December 31, 1998

                                       OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
     For the transition period from ___________ to ___________


                         Commission File Number 0-14292
                                                -------

                               GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)


            Delaware                                                         22-2476180
-------------------------------                                 ------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                     21046
-------------------------------------------                     -----
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:             (410) 312-5100
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

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

As of March 19, 1999, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $53,445,470 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on March 19, 1999.
Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.


                 Class                             Outstanding at March 19, 1999
                 -----                             -----------------------------

Common stock, par value $0.01 per share                13,862,670 shares


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                        Form 10-K Cross-Reference Sheet

                                                                           Page
PART I
   Item 1.     Business..................................................     1
   Item 2.     Properties................................................    20
   Item 3.     Legal Proceedings.........................................    20
   Item 4.     Submission of Matters to a Vote of Security Holders.......    21

PART II
   Item 5.     Market for Registrant's Common Equity and
               Related Stockholder Matters...............................    22
   Item 6.     Selected Financial Data...................................    23
   Item 7.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations.............    24
   Item 7a.    Quantitative and Qualitative Information About Market Risk    30
   Item 8.     Financial Statements and Supplementary Data...............    31
   Item 9.     Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure....................    60

PART III
   Item 10.    Directors and Executive Officers of the Registrant*.......    61
   Item 11.    Executive Compensation*...................................    62
   Item 12.    Security Ownership of Certain Beneficial Owners
               and Management*...........................................    62
   Item 13.    Certain Relationships and Related Transactions*...........    62

PART IV
   Item 14.    Exhibits, Financial Statement Schedules and Reports
               on Form 8-K...............................................    63

Signatures...............................................................    64

* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

     The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. This facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to process 30 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company, utilizing a combination of treatment technologies, processes the waste, achieving significant volume and mass reduction, before sending it to a landfill for disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially available alternatives. The Company's waste treatment technologies utilized at the Bear Creek Operations Facility include incineration, compaction, and metal decontamination and recycling. Other technologies used by the Company in its commercial waste processing operations include vitrification, steam reforming, thermal desorption and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

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

     The Company's technical support services encompass over 580 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

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

     The Company has developed the following joint venture and collaborative arrangements, among others, in order to advance the commercialization of its waste treatment technologies and increase the number of markets that it serves:

     . The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL"). The Company has an established research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification of waste.

     . BNFL, Inc. ("BNFL"). In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE environmental remediation projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste treatment projects and have been jointly awarded contracts from the DOE on two such projects.

     . The Carlyle Group ("Carlyle"). In January 1995, Carlyle, a Washington, D.C.-based private merchant bank, made a significant investment in the Company. Carlyle provided the Company with a significant capital infusion and, on a continuing basis, provides the Company with experience with companies that contract with the federal government.

     The Company seeks to utilize the complementary technical expertise or commercial experience of the other parties in these collaborative arrangements and, where possible, to develop additional collaborative arrangements, to pursue its primary markets and expand into new markets.

Commercial Waste Processing

     The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. This facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to process 30 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company, utilizing a combination of treatment technologies, processes the waste, achieving significant volume and mass reduction, before sending it to a landfill for disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially available alternatives. The Company's waste treatment technologies utilized at the Bear Creek Operations Facility include incineration, compaction and metal decontamination and recycling.

     Other technologies used by the Company in its commercial waste processing operations include vitrification, steam reforming, thermal desorption and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

     The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company.

     Vitrification. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter/TM/. The Company's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a DuraMelter/TM/ that reaches temperatures of 1150degreesC to 1450degreesC (or 2100degreesF to 2640degreesF). The high temperatures of the DuraMelter/TM/ cause the waste and any additives to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%. The glass produced by the DuraMelter/TM/ passes the United States Environmental Protection Agency's Toxicity Characteristic Leachate Procedure (TCLP), one of the most commonly used criteria for waste acceptance, particularly hazardous and mixed waste, at land disposal facilities.

     The DuraMelter/TM/ is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter/TM/ raise the temperature above 600degreesC, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as "joule heating" and typically requires temperatures of about 1150degreesC. Within the DuraMelter/TM/, water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary GTS Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or "locked" into the molecular structure of the glass.

     DuraMelters/TM/ range in size from small bench-scale units used for testing and characterization of waste streams to commercial sized melters designed for large waste treatment and remediation projects. Currently, the Company's largest commercial operating DuraMelters/TM/ can process up to approximately 400 cubic feet of waste per day. The design of the DuraMelter/TM/ can be modified depending upon the characteristics of the waste stream to be processed. To process waste streams that have a higher content of soil or sand, the Company has designed a DuraMelter/TM/ with higher temperature capability (up to 1450degreesC or 2640degreesF). To process waste streams that include a high content of corrosive elements such as sulfates, phosphates, lead and nitrates, the Company has designed a DuraMelter/TM/ with multiple waste chambers to protect the electrodes from the corrosiveness of the waste stream.

     Incineration. Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for nonhazardous waste oils and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. Each of the Company's incinerators is capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, nonhazardous waste oils simultaneously. The proprietary ash transport system of the Company's incinerators mixes ash with air, resulting in complete burning of all combustible material without excessive particulate carry-over common to most incinerators. In addition, the secondary chamber utilizes two burners at up to 2200degreesF to ensure complete combustion of all volatile materials. Incinerator ash and fly ash are compacted in the Company's UltraCompactor/TM/ to form a high-density, nondispersible solid which is packaged and shipped for disposal. The incinerators are also equipped with a combination of emission control equipment and technology to maximize environmental and employee safety, including a heat recovery boiler for off-gas temperature control, a baghouse filter for particulate control, a dual HEPA bank for contamination control, a wet scrubber for acid gas removal, an evaporator to concentrate and solidify suspended and dissolved solids in the liquid from the scrubbers and a recycling system so that water can be recycled for reuse or processed in the incinerator which eliminates all liquid effluents.

     Compaction. Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor/TM/ at its Bear Creek Operations Facility is the world's largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor/TM/ has a capacity of 70,000 cubic feet per month. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods and filters. Other items that have been successfully volume reduced using the UltraCompactor/TM/ include soils, motors, pumps, pipes, valves and conduits. The Company also has a mobile compactor which can be operated at the customer's site. The mobile supercompactor utilizes 2,200 tons of compaction force, achieves volume reduction rates of 60% to 80% and is suited for smaller-scale jobs on concrete, rubble, steel structures, valve bodies and other hard-to-compact material near theoretical density.

     Metal Decontamination and Recycling. The Company's metals processing program at its Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals utilizing its full-service capabilities of surveying, decontaminating and melting. Upon arrival at the Company's Bear Creek Operations Facility, the Company examines the metal and sorts it for processing based on the contamination level of the metal to achieve the most cost-effective process for recycling metal. If it is more cost-effective to dispose of it rather than to recycle it, the Company will volume reduce the metal using its UltraCompactor/TM/ and send it to an appropriate burial site. If the metal can be decontaminated and commercially recycled, the Company will employ its decontamination technologies which incorporate chemical, abrasive grit/shot, sponge and carbon dioxide processing. The Company's specialized decontamination equipment allows multiple shapes and metal types to be successfully treated for commercial recycling. For those metals that cannot be economically decontaminated to levels low enough for free release, the Company will utilize its metal melting technology. The Company's 20 ton, 7,200 kw electric induction furnace, the largest available in the United States, operates exclusively for melting and recycling radioactively contaminated metal. This furnace is capable of processing various types of ferrous metals over a broad alloy spectrum and copper and lead. All of the metal processed through the metal melt furnace is recycled into shield blocks and provided to various high-energy physics projects throughout the United States and Canada. The decontamination and/or recycling of radioactively contaminated metal has two principal benefits, it eliminates the liability for the original waste generator and it eliminates the cost of burial.

     Steam Reforming. The Company's steam reforming technology is designed for processing the toughest wastes including mixed waste, waste requiring segregation and waste exhibiting high activity levels. In particular, the Company has successfully utilized this technology to process radiologically contaminated medical and biological wastes. The system's compact size, containment integrity, in-drum processing option and steam-based chemistry offer significant safety and regulatory advantages over most incinerator or other thermal destruction systems. The Company holds exclusive rights to this proprietary technology, which first vaporizes organics in the waste, either in liquid or solid forms, and then converts those gases to a dry, nonhazardous, mineral-like solid residue with greater than 99.99% efficiency. Using its steam reforming technology, the Company is able to achieve volume reductions of up to 100 times, depending on the type of waste.

     The steam reforming process is conducted in a steam-laden, oxygen-deficient environment that converts organic and biochemical compounds to carbon monoxide, hydrogen, carbon dioxide and water. The two-step process first employs an evaporation phase (between 700degreesF and 900degreesF) which breaks down and vaporizes most organic compounds and water from the waste. The waste solids are not exposed to higher temperatures which would tend to volatize metals and other radionuclides from the residue. The volatized gases exit the evaporator and are passed through a filter which removes any fine entrained particles from the gases. Particulate-free gases exiting the filter are then co-mixed with additional superheated steam and passed through a high-temperature reformer. The gases, some of which are organic fractions of the original waste material, are fully decomposed in the reformer at high destruction efficiencies. The resulting products are simple gases and inert mineral-like residue.

     Because the Company's steam reforming technology does not use combustion and because the secondary pollutants are not formed by the steam reforming process, it is not classified as an incinerator by the United State Environmental Protection Agency ("EPA") and is therefore easily permitted for on-site operations. Accordingly, the Company can provide a compact mobile unit for on-site processing at the customer's facility. For example, the Company successfully processed high-level radioactive wastes at Portland General Electric's Trojan Nuclear Plant. The project included sorting and packaging spent fuel pool wastes submerged in 20 feet of water, removing wastes from the fuel pool, destructing hydrogen bearing materials in the mobile steam reformer and sealing the processed wastes in dry-storage capsules for long-term storage.

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

     In the thermal desorption process, hydrocarbon sludges and cakes are placed in a thermal desorber which utilizes temperatures from 500degreesF to 1350degreesF, depending on the particular waste being treated, to separate the waste into four components. The components include solids which meet universal treatment standards land disposal restrictions, water amenable to low-cost conventional waste water treatment or deep well disposal, reusable oil and noncondensable gases. The Company has conducted bench-scale and pilot-scale testing of the thermal desorption technology for processing organic ion exchange media and dry active waste debris. The results of this testing indicated that the technology can be adapted to radioactive waste processing.

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

Government Waste Processing

     The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. In November 1995, the Company and BNFL formed a strategic alliance, agreeing to team on five major DOE environmental remediation projects. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste projects and have been jointly awarded contracts from the DOE on two of such projects, the Hanford Tank Waste Remediation System ("TWRS") and the Idaho Advanced Mixed Waste Treatment Facility projects.

     The Company is currently involved in several waste treatment projects for the DOE. The following is a summary of the status of several of the Company's major waste treatment projects with the DOE.

     Savannah River M-Area Project. The DOE's Savannah River site near Aiken, South Carolina has approximately 18.7 million cubic feet in total currently stored inventory and 20 years projected volume of low-level radioactive and mixed wastes. This represents about 31% of all of such wastes throughout the DOE weapons facilities. The Savannah River site is the largest single repository of low-level radioactive and mixed wastes among all DOE sites.

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

     Construction of the on-site DuraMelter/TM/ began in July 1995 and the Company began to process waste on-site in October 1996. The Company designed and constructed the melter, managed construction of the facility that houses it and serves as the operator of the melter. In addition, the Company's technical personnel developed all operating, maintenance and radiological control procedures and training programs and conducted the training. The M-Area contract represents the first "privatization" type contract entered into by the DOE for waste cleanup at its facilities. Pursuant to this contract, the Company owns and operates the DuraMelter/TM/ under its subcontract with WSRC. The Company believes that the DOE will enter into more of these privatization arrangements with commercial vendors and that the Company's contract at Savannah River has been used as a model for contemplated future privatized DOE waste cleanup projects. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of the DuraMelter/TM/ at the Savannah River site. After an extensive inspection of the condition of the melter, the Company's management decided to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The modifications were made so that the Company could more efficiently meet its obligations under the existing contract as well as prepare the facility for additional waste streams. The M-Area facility resumed radioactive waste processing operations during the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7.2 million on the M-Area contract in 1997 which included the estimated costs of repairs to the melter and for estimated losses to complete the fixed price contract. During the fourth quarter of 1998, the Company recorded a $1.8 million charge for additional costs to be incurred to complete and close out the contract. As of February 1999, the Company successfully completed the contract to vitrify 660,000 gallons of mixed waste sludge at the DOE's Savannah River site.

     As part of the M-Area contract, the Company constructed a $9.2 million fixed facility at the DOE's Savannah River site. This facility is capable of processing additional waste streams present at this site and the melter potentially has years of additional life. As a result of a change in the site's waste treatment priorities, no additional waste processing contracts have yet been awarded to the Company, nor appear likely to be awarded. Therefore, the Company recorded a one-time asset impairment charge of $9.2 million in the fourth quarter of 1998 to write off the Company's remaining investment in this facility.

     Hanford Tank Waste Remediation System Project. In September 1996, the team led by BNFL, of which the Company is a key member, was awarded a contract for the Hanford Tank Water cleanup at the DOE's site in Hanford, Washington. The Hanford site is the single largest DOE facility and contains the largest amount of high-level radioactive waste in the United States with approximately 54 million gallons of high-level radioactive waste and low-level radioactive waste which is contained in 177 underground storage tanks.

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

     In July 1998, the DOE and BNFL reached an agreement for Phase 1B of the Hanford TWRS contract. The two part contract, worth approximately $6.9 billion to the team, will result in the safe immobilization of approximately 10% mass, or 20 to 25% of the radioactivity in Hanford's 54 million gallons of tank waste by 2018. Under the negotiated contract, the project will proceed in two parts with a 24-month advance facility design phase that will result in securing private project financing, filing regulatory permit applications, preparing to begin construction, and establishing final fixed-unit prices and a schedule for cleanup of the waste. The second part of the project will provide for the construction of the facilities, followed by treatment and immobilization of the high and low-level waste contained in the tanks as determined in the first part and established according to the fixed-price.

     In preparation for beginning the detailed design of the demonstration facility, BNFL has funded $17 million to design, construct, own and operate a pilot DuraMelter/TM/ at the Company's headquarters. This pilot DuraMelter/TM/, which commenced startup in December 1998, is an important development tool to be used in the Hanford project. The melter will process non-hazardous, non-radioactive test materials using the Company's proven vitrification technology for fusing contaminants in durable, ecologically safe glass. The melter, a 3.3 ton-per-day vitrification system, is a one-third scale version of one of the 10 ton-per-day LAW melters to be built at the TWRS facility. It will be used to test various equipment, components and processes and will provide data necessary for the design of the radioactive melters to be used on the Hanford site for cleanup of the tank waste.

     According to DOE estimates, the total Phase I contract is estimated to be worth $6.9 billion over 18 years. Phase II of the cleanup, to convert all the tank waste to glass, is expected to take 20 to 30 years to complete. The total project is estimated by the DOE to cost in excess of $40 billion. The Company's portion of the total contract is undetermined at this point. See "Joint Venture and Collaborative Arrangements - BNFL."

     Idaho Advanced Mixed Waste Treatment Project. In December 1996, the team led by BNFL, of which the Company is a key member, was awarded the sole contract by the DOE for the Advanced Mixed Waste Treatment Project ("AMWTP") in Idaho Falls, Idaho. Under the contract, the team will finance, construct and operate a treatment facility for mixed radioactive and toxic wastes at the DOE's Idaho National Engineering and Environmental Laboratory ("INEEL"). The facility will treat and package for disposal approximately 65,000 cubic meters of mixed and transuranic waste now stored or buried at INEEL. The contract also provides an option for the team to treat an additional 120,000 cubic meters of mixed waste generated by future cleanup operations at INEEL or other DOE sites.

     The BNFL-led team originally planned to utilize vitrification and incineration technologies developed by the Company in the INEEL project. In June 1998, the team changed the technical process and has proposed the ash from the incineration process to be micro-encapsulated (in cement) in lieu of vitrified (melted into glass). This change in process is being explored due to changes in the waste acceptance criteria of the Waste Isolation Pilot Project ("WIPP"), which is less restrictive. The acceptability of this change has not yet been agreed to by the State of Idaho and the EPA. The Company will retain a major role in the project with responsibility for all the thermal processes. In addition, the Company's scope has been expanded to include other ancillary processes.

     The Company will be responsible for the design, development, procurement, and construction supervision of the waste processing systems. The AMWTP is split into three phases with the intention of meeting important and aggressive milestones agreed to by the DOE and the State of Idaho. Phase I includes the permitting application process and is expected to conclude in April 1999. The Company has completed its Phase I activities with the submission of its conceptual design for the waste processing systems to BNFL in January 1998. BNFL began the environmental permitting process in January 1998 with the submission of the permit applications to the State of Idaho. Phase II includes the design and construction of the facility and operational testing for a duration of up to three years. Phase III includes the retrieval of the waste and operation of the facility with an approximate duration of 12 years. After the completion of these phases, there will be a decommissioning of the facility anticipated to take six months. The total contract is estimated to be worth approximately $1 billion. The Company's portion of the total contract is undetermined at this point. See "Joint Venture and Collaborative Arrangements - BNFL."

Technical Support Services

     The Company's technical support services encompass over 580 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. The Company provides these technical support services either as a prime contractor or as a subcontractor to a diverse group of electric utilities, industrial facilities, commercial businesses and government agencies including Duke Power Company, Southern Nuclear Operating Company, Vermont Yankee Nuclear Power Corporation and the DOE. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

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

     The Company's largest customer for staff augmentation services is Duke Power Company, which accounted for approximately 12% and 7% of the Company's total revenues in 1997 and 1998, respectively. Duke Power currently has seven nuclear power units at three sites. Under a contract between the Company and Duke Power which expires in 2000, the Company provides a group of technicians to the Duke Power system year-round and provides additional personnel to Duke Power during planned maintenance outages. Other nuclear power utilities to which the Company provides augmentation and outage support services include Southern Nuclear Operating Company and Vermont Yankee Nuclear Power Corporation.

     Environmental and Computer Consulting Services. The Company provides extensive environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act ("OSHA") and EPA compliance audits, site characterization, licensing and permitting and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, decontamination experts and others. The Company also supplies professionals and technical specialists in a wide range of scientific, engineering, data processing and communications disciplines. These individuals perform computer consulting services such as program assessment and development, computer software development and testing, networking, web site development, quality assurance audits, non-destructive examination and computer training for a broad base of clients.

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

     Transportation Services. As part of its technical support services, the Company provides certain complementary services to its customers including transportation services. Through a wholly owned subsidiary, Hittman Transport Services, Inc. ("Hittman"), the Company maintains a fleet of tractors, trailers and shipping containers for transporting radioactive waste and radioactively contaminated equipment for processing and disposal. All of Hittman's vehicles are constantly monitored via satellite to optimize waste pickup and delivery scheduling. Hittman maintains terminal locations around the country that are conveniently located to 90% of the commercial nuclear power plants in the United States.

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

     The VSL, a research facility with a staff of 90 researchers, is one of the leading research centers in the world for glass technology, including vitrification. The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various
DuraMelter/TM/ models have been designed and constructed at the VSL for use by the staff of the VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed and other wastes. See "Business - Patents and Other Intellectual Property Rights."

     In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects, particularly its government waste processing operations. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter/TM/ technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements in the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

     In return, the Company provides ongoing project funding for research conducted at the VSL on behalf of the Company. During 1997 and 1998, the Company paid $255,000 and $530,000, respectively, in research and development funding to the VSL. For Company waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates.

     BNFL

     In November 1995, the Company and BNFL entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, a United Kingdom-based company with annual revenues of approximately $2 billion worldwide. British Nuclear Fuels plc is one of the largest processors of radioactive waste in the world and is one of only two companies worldwide with commercial experience in processing and stabilizing high-level radioactive wastes. BNFL has been active in the U.S. radioactive waste market for the past five years, including being selected as a member of the team to manage the DOE's nuclear waste facility in Rocky Flats, Colorado. Pursuant to the terms of the strategic alliance, the Company will receive a $1.0 million teaming fee for each time that BNFL and the Company agree to jointly pursue a major DOE environmental remediation project. To date, the Company and BNFL have agreed to jointly pursue three major DOE environmental remediation projects and have been jointly awarded contracts from the DOE on two of such projects.

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

     BNFL has funded $17 million to design, construct, own and operate a pilot DuraMelter/TM/ at the Company's headquarters. This pilot DuraMelter/TM/, which commenced startup in December 1998, is an important development tool to be used in the Hanford project. The melter will process non-hazardous, non-radioactive test materials using the Company's proven vitrification technology for fusing contaminants in durable, ecologically safe glass. The melter, a 3.3 ton-per-day vitrification system, is a one-third scale version of one of the 10 ton-per-day LAW melters to be built at the TWRS facility. It will be used to test various equipment, components and processes and will provide data necessary for the design of the radioactive melters to be used on the Hanford site for cleanup of the tank waste.

     DuraChem

     In September 1994, the Company formed a joint venture with Chem-Nuclear Systems, Inc. ("Chem-Nuclear"), a subsidiary of WMX Technologies, Inc., to design, construct and operate vitrification facilities to process commercial radioactive waste for disposal, including low-level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture entity, called DuraChem, is 55% owned by Chem-Nuclear and 45% by the Company. The joint venture represents the combination of the Company's proprietary vitrification technology and Chem-Nuclear's 23 years of experience in providing radioactive waste handling and processing services. DuraChem will pursue the disposal market for ion exchange resins which are generated by nuclear power plants and contaminated wastes from hospitals and laboratories. The vitrification facility of this joint venture is located at Chem-Nuclear's waste processing center at Barnwell, South Carolina. The DuraChem facility is located adjacent to the Barnwell landfill, one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. The Company believes that DuraChem's location is advantageous because of its proximity to the nation's primary facility for handling low-level radioactive waste.

     In 1995, the Company and Chem-Nuclear constructed a vitrification facility at Chem-Nuclear's radioactive waste processing center at Barnwell, South Carolina. The Company designed and constructed a new DuraMelter/TM/ at the facility and is responsible for the vitrification operations. Chem-Nuclear manages the overall facility and is responsible for procuring all required operating permits, obtaining the low-level radioactive waste from its customers, transporting the waste to the facility and removing the waste for ultimate disposal once it has been vitrified. The need for the services provided by DuraChem was created by the closure of nationally accessible low-level radioactive waste disposal sites and the delay by state compacts in opening new regional sites. The high cost of disposal of certain low-level radioactive waste materials has caused commercial generators of low-level radioactive waste, in some instances, to store their waste at their facilities until regional sites are opened or other low-cost disposal alternatives become available. The DuraChem facility was expected to begin commercial operations in 1997; however, as a result of the Company focusing its management and capital resources on (i) restarting the M-Area melter, (ii) successfully and rapidly incorporating SEG's business following the acquisition and (iii) meeting commitments to the DOE privatization cleanups in Hanford, Washington and Idaho Falls, Idaho, the Company announced in April 1997, that it would reduce the priority of, and capital commitments to, other projects which have higher levels of marketplace uncertainty or have longer-term financial prospects including the DuraChem joint venture. The partners have agreed that the schedule for commencement of operations at the DuraChem facility will be determined in 1999. The Company's management anticipates commencement of the facility within the next two years, however, changes in market conditions or other factors could result in additional delays.

     Vitritek

     Through a joint venture with Vitritek Holdings Company, L.L.C., ("Vitritek Holdings") a privately held entity, the Company has extended its vitrification technology to non-radioactive wastes. The joint venture entity, called Vitritek, is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally. The joint venture may pursue potential international opportunities during 1999; however, the Company expects the joint venture to have limited operations during 1999.

Customers

     In its commercial waste processing operations, the Company derives revenues from the processing and treatment of customer waste streams and from related waste transportation services. Customers of the Company's commercial waste processing services include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others. Revenues derived from commercial waste processing operations represented approximately 49.6% and 45.6% of the Company's total revenues in 1997 and 1998, respectively. The Company's commercial waste processing operations relate primarily to the business conducted by the former SEG and, prior to the acquisition of SEG in April 1997, the Company's commercial waste processing operations were limited.

     In its government waste processing operations, the Company derives revenues related to its proprietary vitrification technologies principally through subcontracts with a combination of DOE contractors and subcontractors including WSRC and BNFL. Revenues derived from DOE-related subcontracts represented approximately 11.8% and 19.7% of the Company's total revenues during 1997 and 1998, respectively.

     The Company provides technical support services to a diverse group of government agencies and utilities. Customers include the DOE, the United States Department of Defense ("DOD"), the EPA, state environmental protection agencies, Duke Power Company, Southern Nuclear Operating Company, New York Power Authority, and Rocky Mountain Remediation Services. Revenues derived from technical support services represented approximately 38.7% and 34.7% of the Company's total revenues during 1997 and 1998, respectively.

     Revenues from Duke Power accounted for approximately 12% and 7% of the Company's revenues for 1997 and 1998, respectively. No other customer accounted for more than 5% of the Company's total revenues during 1998. The Company has a contract with Duke Power which expires in 2000 pursuant to which it provides technical support services and personnel.

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

     In its technical support services business, GTS Duratek will seek to strengthen its relationships with its large utility customers, such as Duke Power Company, Southern Nuclear Operating Company and Vermont Yankee Nuclear Power Corporation which are significant contributors to the Company's total revenues. The Company is also pursuing opportunities with utilities that are downsizing and outsourcing service work as well as DOE sites that are privatizing departments such as training and radiological controls. To enhance the overall profitability of the technical support services business, the Company is focusing on increasing market share in decontamination and decommissioning services, environmental and computer consulting, radiation instrument services and environmental health and safety training, all of which generate relatively higher profit margins than staff augmentation and outage support. Decontamination and decommissioning services provided to nuclear facilities encompasses services from initial site characterization to project completion.

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

     The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 (the "ERA") authorize the Nuclear Regulatory Commission ("NRC") to regulate the receipt, possession, use and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment and disposal of low-level radioactive waste and that require the licensing of low-level radioactive waste disposal sites by NRC or NRC Agreement States.

     The processing, storage and disposal of high-level nuclear waste are subject to the requirements of the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments. These statutes regulate the disposal of high-level nuclear waste by establishing procedures and schedules for siting geologic repositories for such waste. The statutes also direct EPA to promulgate environmental standards for the disposal of high-level nuclear waste, and require the NRC to promulgate standards covering the licensing of waste repositories. The NRC has issued regulations that address the storage and disposal of high-level nuclear waste.

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

     The Low-Level Radioactive Waste Policy Act of 1980 ("LLRWPA") and the Low-Level Radioactive Waste Policy Amendments Act of 1985 ("LLRWPA Amendments") address the siting of new low-level radioactive waste disposal facilities.
Each state is responsible for providing capacity for commercial low-level radioactive waste generated within its borders. The LLRWPA also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities.

At the present time, no new radioactive waste disposal facilities have been opened by state compacts and none are expected to open in the near future.

     The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology ("BDAT") treatment standards, unless certain exemptions apply.

     The Toxic Substances Control Act ("TSCA") provides the EPA with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing and exporting. The TSCA also established a comprehensive regulatory program for PCBs which is analogous to the RCRA program for hazardous waste.

     The Clean Water Act, as amended, establishes standards, permits and procedures for controlling the discharge of pollutants from wastewater sources.

     The Clean Air Act of 1970, as amended (the "Clean Air Act"), empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration.

     The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and subsequent amendments under the Superfund Amendments and Reauthorization Act ("SARA"), as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program's regulations require that any remediation of the hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund also establishes strict and retroactive liability for parties who generated, stored, handled, managed or transported hazardous substances or owned and operated the sites containing them. This creates a strong incentive for proper management and disposal of hazardous waste.

     The Emergency Planning and Community Right to Know Act ("EPCRA") of 1986 requires companies to submit emergency and hazardous inventory forms to state and local agencies for all materials requiring a material safety data sheet under OSHA. EPCRA requires full disclosure of environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator's waste can be reported as being recycled, public pressure may be eliminated or significantly reduced.

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

     Environmental Laws and Regulations Affecting the Use of the Company's Waste Treatment Technologies

     To the extent that the Company is engaged in the storage, processing or disposal of mixed waste, the radioactive components are subject to the NRC regulations promulgated under the AEA, while the hazardous components of the waste are regulated by the EPA under RCRA. To the extent that these regulations have been delegated to the states, the state may also regulate mixed waste.

     Pursuant to the mandate of the AEA and the ERA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established licensing requirements and operating procedures for such facilities. The NRC requirements address siting criteria, site stability, the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring and site maintenance), facility operation, financial assurance, closure, and site stabilization.

     Under RCRA, wastes are classified as hazardous either because they are specifically listed as such or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes such as waste treated with the Company's vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Subsequent management of such waste residue would be subject to full RCRA regulation, including the prohibition against land disposal without treatment in compliance with BDAT. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. The RCRA regulation classifying such waste residue as hazardous has been overturned by the U.S. Court of Appeals for the District of Columbia Circuit, but has been temporarily reinstated until 2001 when the EPA is under court order to develop a revised regulatory approach which would allow listed wastes to leave the hazardous waste regulatory system if they met specified concentration limits. The Company's ownership and operation of treatment facilities also exposes the Company to potential liability for cleanup of releases of hazardous wastes under RCRA.

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

     CERCLA effectively imposes strict, joint and several retroactive liability upon owners or operators of facilities where a release of hazardous substances has occurred on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and other residues from the Company's vitrification, incineration and other treatment processes are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters/TM/ and other processes to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

     Company facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required.

     The Clean Air Act imposes strict requirements upon owners and operators of facilities which emit pollutants into the air. Although the Company believes that its treatment systems effectively traps particulates and prevents hazardous emissions from being released into the air, which releases would violate the Clean Air Act, the Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used and incinerated at existing or proposed facilities.

     The Clean Water Act establishes standards, permits and procedures for controlling the discharge of pollutants from wastewater sources. The Company believes that DuraMelters/TM/ generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters/TM/ are designed to have no residual wastewater discharge. However, the Clean Water Act's standard permits and procedures are potentially applicable to all other water discharged from, or reused at, facilities owned or operated by the Company.

     OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals which may be present in mixed wastes. The Company is required to follow OSHA standards, including the preparation of material safety data sheets, hazardous response training and process safety management. The NRC has set regulatory standards for worker protection and public exposure to radioactive materials or wastes.

Competition

     The market for the Company's waste treatment services is characterized as the treatment and stabilization of certain radioactive, hazardous, mixed and other wastes. The Company is aware of some competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors including its proprietary waste treatment technologies, its comprehensive approach to waste treatment, demonstrated commercial success of its technologies, reputation for providing quality service to its customers and strategic alliances. Many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company.

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

Research and Development Activities

     The Company's research and development activities are conducted primarily by the VSL for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. During 1996, 1997, and 1998, research and development activities were conducted at the VSL under contracts totaling $1,343,000, $255,000 and $530,000, respectively. The Company did not incur any additional research and development costs during those years. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement. The Company expects to spend a significant portion of the research and development funding provided by BNFL with the VSL. See "Business - Joint Venture and Collaborative Arrangements - VSL and -BNFL."

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

     DURASIL(R) is a registered trademark held by the Company and DuraMelter/TM/ and DuraGem/TM/ are common law trademarks.

Employees

     As of December 31, 1998, the Company employed 964 employees, including 307 temporary field-assigned employees performing services for clients, 479 full-time technical personnel and 178 in finance, administration and support personnel. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of temporary field-assigned employees generally increases to approximately 600 during the fall peak outage season at the nation's nuclear power plants. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

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

Item 3.  Legal Proceedings

     On February 3, 1998, the Company's wholly owned subsidiary, SEG, and one of SEG's former executives, were sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. These statements concerned a joint venture between SEG and MMT and some of these statements were made in press releases which MMT issued jointly with SEG. The complaint seeks to hold the defendants liable for all of these statements. The defendants moved to dismiss the complaint, the plaintiffs chose to amend their pleading, and the defendants moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

     On or about February 25, 1999, Synthetica Technologies, Inc. ("Synthetica") served the Company with a complaint filed in the Superior Court of California, County of San Francisco. In addition to the Company, the complaint names SEG, Westinghouse, and two former SEG executives as defendants. The complaint alleges that SEG was required by a license agreement and a subsequent asset purchase agreement to make certain payments to Synthetica in exchange for the right to develop and commercialize Synthetica's waste disposal technology. Synthetica claims that SEG did not make allegedly required payments and did not comply with other alleged provisions of the contracts between SEG and Synthetica. Both the alleged license agreement and alleged asset purchase agreement predate the Company's acquisition of SEG. Synthetica advances claims of fraud in the inducement, constructive fraud, actual fraud, breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with economic relations, negligent interference, negligent misrepresentation and breach of fiduciary duty. The complaint seeks to hold the individual defendants personally liable for the alleged torts, and seeks to hold the Company and Westinghouse vicariously liable for the alleged wrongdoing of SEG. The complaint also asserts claims solely against the individual defendants for trade secret misappropriation that allegedly occurred when they left the employ of SEG. The complaint seeks rescission of the asset purchase agreement, compensatory and exemplary damages in an unspecified amount and an injunction against further trade secret misappropriation by the former SEG executives. The defendants have not yet responded to the complaint, and at the present time the Company is unable to express a view on the probable ultimate outcome of the litigation.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not Applicable.

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock. The last reported sale price of the Common Stock on the NASDAQ National Market on March 19, 1999 was $5.06.


                                                                       Price Range
                                                                      of Common Stock
                                                                   --------------------
                                                                     High        Low
                                                                   --------------------
        Year ended December 31, 1996:
             1st quarter                                            17-7/8      11-1/4
             2nd quarter                                            19-7/8      14-5/8
             3rd quarter                                            19-1/2      11-1/8
             4th quarter                                            16-5/8      10-7/8

         Year ended December 31, 1997:
             1st quarter                                            14-5/8       4-7/8
             2nd quarter                                            10-1/2       7-7/8
             3rd quarter                                            15-3/8       9-1/2
             4th quarter                                            15           9-3/4

         Year ended December 31, 1998:
             1st quarter                                            14           13-3/8
             2nd quarter                                            12-3/4       10
             3rd quarter                                            12-3/8        5-3/8
             4th quarter                                             8-1/8        3-7/8

     As of March 19, 1999, there were 1,500 holders of record of the Common Stock and the Company estimates that there were approximately 6,800 beneficial holders.

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

Item 6. Selected financial Data (in thousands, except per share amounts)

                                                                                  Years Ended December 31,
                                                                 -------------------------------------------------------------
                                                                     1994         1995        1996         1997         1998
                                                                 -----------    --------    --------    ---------    ---------
Statement of Operations Data:
   Revenues                                                      $    35,968   $  40,418   $  44,285   $  136,553   $  160,313
   Cost of revenues                                                   28,857      32,220      35,198      120,814      123,839
                                                                 -----------    --------    --------    ---------    ---------
        Gross profit                                                   7,111       8,198       9,087       15,739       36,474
   Selling, general and administrative expenses                        5,926       5,876       7,455       15,725       26,613
   Charge for asset impairment                                            --          --          --           --        9,224
                                                                 -----------    --------    --------    ---------    ---------
        Income (loss) from operations                                  1,185       2,322       1,632           14          637
   Interest income (expense), net                                       (595)         57       1,239          571         (545)
                                                                 -----------    --------    --------    ---------    ---------
        Income (loss) before income taxes
            and proportionate share of losses
            by joint ventures                                            590       2,379       2,871          585           92
   Income taxes                                                           12         101         649          716          627
                                                                 -----------    --------    --------    ---------    ---------
        Income (loss) before proportionate
            share of losses by joint ventures                            578       2,278       2,222         (131)        (535)
   Proportionate share of losses by joint ventures                      (321)       (824)       (165)        (150)      (1,474)
                                                                 -----------    --------    --------    ---------    ---------
         Net income (loss) before cumulative
            effect of change in accounting principle                     257       1,454       2,057         (281)      (2,009)
   Cumulative effect of change in accounting principle                    --          --          --           --         (420)
                                                                 -----------    --------    --------    ---------    ---------
         Net income (loss) and comprehensive
            income (loss)                                                257       1,454       2,057         (281)      (2,429)
   Preferred stock dividends and charges
      for accretion                                                       --      (1,394)     (1,500)      (1,503)      (1,507)
                                                                 -----------    --------    --------    ---------    ---------
         Net income (loss) attributable to
            common stockholders                                 $        257   $      60   $     557   $   (1,784)  $   (3,936)
                                                                 ===========    ========    ========    =========    =========
   Net income (loss) per share before cumulative
   effect of change in accounting principle:
        Basic                                                   $       0.03   $    0.01   $    0.05   $    (0.14)  $    (0.27)
                                                                 ===========    ========    ========    =========    =========
        Diluted                                                 $       0.03   $    0.01   $    0.04   $    (0.14)  $    (0.27)
                                                                 ===========    ========    ========    =========    =========
   Net income (loss) per share:
        Basic                                                   $       0.03   $    0.01   $    0.05   $    (0.14)  $    (0.30)
                                                                 ===========    ========    ========    =========    =========
        Diluted                                                 $       0.03   $    0.01   $    0.04   $    (0.14)  $    (0.30)
                                                                 ===========    ========    ========    =========    =========
   Basic weighted average common stock
        outstanding                                                    8,656       8,820      11,460       12,619       13,137
                                                                 ===========    ========    ========    =========    =========
   Diluted weighted average common stock
        and dilutive outstanding                                       8,966      11,213      13,404       12,619       13,137
                                                                 ===========    ========    ========    =========    =========

                                                                                         As of December 31,
                                                                 -------------------------------------------------------------
                                                                     1994        1995        1996         1997         1998
                                                                 -----------    --------    --------    ---------    ---------
Balance Sheet Data:
   Working capital (deficit)                                     $       (78)   $ 24,114    $ 62,161    $   8,363   $   15,359
   Total assets                                                       19,200      38,660      85,199      132,298      128,535
   Long-term debt, convertible debenture
      and capital lease obligation                                       502      10,123      10,939       11,557       13,102
   Redeemable convertible preferred stock                                 --      14,609      14,829       15,052       15,279
   Stockholders' equity                                                6,933       9,257      55,147       56,429       55,022


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

     GTS Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations, and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee which was the business formerly conducted as The Scientific Ecology Group, Inc. ("SEG"). The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). Technical support services are generally provided pursuant to multi-year time and materials contracts.
Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     On April 18, 1997, the Company acquired 100% of the outstanding capital stock of SEG from Westinghouse Electric Corporation for approximately
$22.4 million in cash including transaction costs and 156,986 shares of the Company's Common Stock. The Company paid the cash portion of the purchase price out of available cash. The acquisition of SEG was effective April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from April 1, 1997. The Company has accounted for the transaction under the purchase method of accounting. The Company paid $20.7 million in cash and $1.2 million in stock for an aggregate purchase price of $72.7 million, which included liabilities assumed and transaction costs. The aggregate purchase price exceeded the estimated fair value of SEG's tangible assets by approximately $13.9 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years. SEG provided over 50% of the Company's revenue for 1998 and had a significant impact on the comparison of 1996 and 1997 results of operations.

     Prior to the acquisition of SEG, the Company's waste treatment revenues historically had been generated from government waste processing operations pursuant to fixed-price and cost-plus-fixed-fee contracts with the United States Department of Energy ("DOE"). Waste treatment revenues from the DOE were not significant in 1997 and 1998.

     For the year ended December 31, 1998, operating profits increased 61.1% from $7.2 million in 1997 to $11.6 million in 1998, excluding the effect of the charges relating to the M-Area contract of $7.2 million in 1997 and $11.0 million in 1998, described below.

     In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The modifications were made so that the Company could more efficiently meet its obligations under the existing contract as well as prepare the facility for additional waste streams. The M-Area facility resumed radioactive waste processing operations during the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7.2 million on the M-Area contract in 1997 which included the estimated costs of repairs to the melter and estimated losses to complete the fixed price contract. As of February 1999, the Company successfully completed the contract to vitrify 660,000 gallons of mixed waste sludge at the DOE's

Savannah River Site. During the fourth quarter of 1998, the Company recorded a $1.8 million charge for additional costs to be incurred to complete and close out the contract.

     As part of the M-Area contract, the Company constructed a $9.2 million fixed facility at the DOE's Savannah River Site. This facility is capable of processing additional waste streams present at this site and the melter potentially has years of additional life. As a result of a change in the site's waste treatment priorities at the site, no additional waste processing contracts have yet been awarded to the Company, nor appear likely to be awarded. Therefore, the Company recorded a one-time asset impairment charge of $9.2 million in the fourth quarter of 1998 to write off the Company's remaining investment in this facility.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing of new DOE waste treatment projects, including those pursued jointly with BNFL, Inc. and the duration of the Hanford and Idaho Falls DOE projects.

Results of Operations

Year Ended December 31, 1997 Compared to Year Ended December 31, 1998.

     Revenues increased by $23.7 million or 17.4%, from $136.6 million in 1997 to $160.3 million in 1998. The increase was primarily attributable to a $15.6 million increase in government waste processing services, a $4.4 million increase in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee, a $2.8 million increase in technical support service revenues, and a $900,000 increase in waste processing revenues at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas. The increase in revenues in government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. The increase in revenues at the Bear Creek facility was primarily the result of increased waste receipts during 1998 as compared to 1997. The increase in revenues from technical support services was primarily the result of more work performed on site decontamination and decommissioning contracts and an increase in revenues from radiological engineering services. Revenues from DuraTherm increased as a result of increased waste receipts during 1998 as compared to 1997.

     Gross profit increased by $20.7 million or 131.7% from $15.7 million in 1997 to $36.4 million in 1998. Government waste processing services and the Bear Creek facility accounted for increases in gross profit of $8.7 and $6.7 million, respectively. Additionally, technical support services and the DuraTherm facility accounted for increases in gross profit of $4.5 million and $800,000 respectively. The increase in gross profit from government waste processing principally relates to the loss recorded on the M-Area project in 1997 and the increase in gross profit in 1998 from government waste processing attributable to the increase in revenues from the Hanford Tank Waste Remediation System contract and performance on the project at Idaho Falls, Idaho previously mentioned. The increase in gross profit at the Bear Creek facility was the result of increased waste receipts over the prior year in addition to measures taken in the third quarter to reduce fixed and variable operating costs. The increase in gross profit from technical support services was the result of a shift in mix toward performance on higher margin site decontamination and decommissioning contracts and radiological engineering services. The increase in gross profit at the DuraTherm facility was the result of increased waste receipts over the prior year in addition to the Company's continued efforts to reduce fixed and variable operating costs. As a percentage of revenues, gross profit increased from 11.5% in 1997 to 22.8% in 1998 for the reasons previously mentioned.

     Selling, general and administrative expenses increased by $10.9 million, or 69.2%, from $15.7 million in 1997 to $26.6 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased from 11.5% in 1997 to 16.6% in 1998. The increase in selling, general and administrative expenses was primarily attributable to: (i) the operations of SEG, which was acquired by the Company effective April 1, 1997, (ii) higher than expected costs incurred on proposals for two major commercial nuclear power plant decommissioning projects, (iii) severance charges associated with the re-engineering of the processing methods at the Bear Creek facility, and (iv) higher operating costs for government waste processing services as a result of business growth in this area.

     Interest income (expense), net changed from income of $571,000 in 1997 to an expense of $545,000 in 1998. The change was the result of the decrease in cash due to the purchase of SEG in April of 1997 and interest on short term borrowings required to fund working capital needs.

     Income tax expense was $716,000 in 1997 and $627,000 in 1998. The effective tax rate for 1997 and 1998 was adversely impacted by state income taxes on income in certain states which could not be offset by losses in others and a valuation allowance established with respect to a portion of the Company's decontamination and decommissioning accruals.

     Proportionate share of losses by joint ventures increased from $150,000 in 1997 to $1,474,000 in 1998. The increase in the loss principally relates to the charge, net of tax benefits, taken by the Company for the proportionate share of its 45% owned joint venture, DuraChem, which adopted Statement of Position 98-5 "Reporting on Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, increased from $150,000 in 1997 to $200,000 in 1998. The Company expects Vitritek to have limited operations in 1999. See Note 1 of Notes to Consolidated Financial Statements.

     In the fourth quarter of 1998, the Company also adopted the provisions of SOP 98-5. The cumulative, after tax effect of adoption was $420,000. The adoption of SOP 98-5 by DuraChem and the Company reduced the Company's loss before proportionate share of losses by joint ventures by approximately $78,000, increased the net loss before cumulative effect of a change in accounting principle by approximately $1.2 million, increased the net loss by approximately $1.6 million, increased the per share net loss attributable to common shareholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common shareholders by $0.12 per share. In accordance with the pronouncement, the Company and DuraChem adopted SOP 98-5 as of January 1, 1998, accordingly, the Company will restate its 1998 quarterly results with each of its 1999 quarterly fillings.

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

     Selling, general and administrative expenses increased by $8.3 million, or 110.9%, from $7.4 million in 1996 to $15.7 million in 1997. The increase was related almost entirely to SEG. As a percentage of revenues, selling, general and administrative expenses decreased from 16.8% in 1996 to 11.5% in 1997. The decrease is principally related to the acquisition of SEG which had lower selling, general and administrative expenses as a percentage of revenues as compared with the Company's other businesses.

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


Liquidity and capital resources

     During 1998, the Company used $6.2 million in cash flows for operating activities. Increases in amounts due from customers of $1.6 million and declines in accounts payables, accrued liabilities and unearned revenues of $15.1 million more than offset Company's income before non-cash charges of approximately $12.0 million.

     During 1998, the Company used approximately $6.4 million in cash flows for investing activities of which approximately $6.1 million was used for purchases of plant and equipment. The investments in plant and equipment primarily consisted of $3.2 million for improvements to the Bear Creek facility in Oak Ridge, Tennessee and $1.6 million for improvements supporting the technical services group.

     Cash flows used in operating and investing activities were funded by $11.5 million in cash from financing activities and $1.1 million of existing cash resources. Cash flows from financing activities included

$10.9 million of short- term borrowings and $5.0 million in proceeds from the exercise of stock options. During 1998, the Company also purchased 414,800 shares of treasury stock for $2.7 million.

     The Company has a backlog of orders of approximately $105.7 million at December 31, 1998, of which approximately $81.2 million is expected to be completed in 1999.

     In February 1999, the Company obtained a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable (as defined in the credit agreement), to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Substantially all of the Company's assets, excluding real property and inventory, have been pledged as collateral. Borrowings under the old credit facility were repaid from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, plus 1% (8.75% at December 31, 1998), or the London Interbank Offered Rate (LIBOR) plus 2.25% (7.32% at December 31,
1998). The interest rate is subject to adjustment after June 30, 1999, depending upon the Company's ratio of debt to operating income. In addition, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate the Bear Creek facility upon its closure. The new credit facility has a five year term. In connection with this new facility, the Company has agreed to seek stockholder approval at its 1999 annual meeting of stockholders to extend the mandatory redemption date of the outstanding Convertible Preferred Stock beyond the maturity date of this new facility; if this approval is not obtained, the credit facility converts to a three year
term.   At December 31, 1998, borrowings of $10,947,148 were outstanding under the old credit facility. Based on borrowing criteria in the Company's new credit facility the Company would have had additional borrowings of approximately
$1.5 million to fund working capital needs at December 31, 1998.

     The Company believes cash flows from operations, cash resources at December 31, 1998 and, if necessary, borrowings available under the credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.


New Accounting Pronouncements

     During 1999, the Company will adopt the provisions of Statements of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. The Company does not expect that the new pronouncement will have a material effect on the Company's financial condition or results of operations.

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

     Information Systems -- The Company maintains information systems at each of its operating divisions. Information systems at all of these locations have been assessed. Information systems in Columbia, MD and Oak Ridge, TN have been certified by the hardware and software manufacturers as Year 2000 compliant. The Company is in the process of remediating information systems in San Leon, TX and Pittsburgh, PA. The Company expects to have these systems remediated and tested by June 1999.

     Non-Information Systems -- The Company has not completed its assessment of the Year 2000 issue with respect to critical non-information systems. However, management believes that such issues, if any, would be limited to its telephone systems. The Company completed this assessment in December 1998. Remediation required, if any, will be completed by June 1999. Programmable Logic Controller
(PLC) devices identified throughout the organization have been prioritized. Replacement, remediation and contingency plans will be in place by October 1999.

     Customer and Supplier Systems -- The Company has begun informal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customer's and vendor's ability to operate following January 1, 2000. The Company intends to make formal inquiries of its key customers and suppliers during 1999 to complete this assessment and establish contingency plans as necessary.

     Costs Related to the Year 2000 Issue -- To date the Company has incurred less than $25,000 to remediate its Year 2000 information systems issues and expects to incur an additional $150,000 to complete the remediation and testing of the information systems. Costs to remediate the non-information systems are expected to be approximately $250,000.

     Risk Related to the Year 2000 Issue -- Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operations, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condition and results of operations.

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

     The Company experienced significant growth in revenues during 1998, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and loss of one or more technical support service contracts could adversely affect the Company's future operating results.

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


Item 7A. Quantitative and Qualitative Information about Market Risk

The Company's major market risk is to changing interest rates. As of December 31, 1998, the Company had floating rate debt of $10.8 million under its bank line of credit bearing interests at LIBOR plus 2.0% (7.07%). Average borrowings under the Company's line of credit during 1998 were $7.1 million. The average interest rate on such borrowings were 8.01%. As described above, in February 1999, the Company entered into a new bank credit facility. Under the terms of such facility, the Company has the ability to reduce its borrowing costs by 50 basis points.

The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity market risk.

Item 8. Financial Statements and Supplementary Data


                       GTS DURATEK, INC. AND SUBSIDIARIES

                               Table of Contents

                                                                  Page

Independent Auditors' Report                                       32

Consolidated Balance Sheets at December 31, 1997 and 1998          33

Consolidated Statements of Operations for the years ended
 December 31, 1996, 1997 and 1998                                  35

Consolidated Statements of Stockholders' Equity for the years
 ended December 31, 1996, 1997 and 1998                            36

Consolidated Statements of Cash Flows for the years ended
 December 31, 1996, 1997 and 1998                                  37

Notes to Consolidated Financial Statements                         39

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTS Duratek, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          KPMG LLP

Baltimore, Maryland
March 12, 1999

                      GTS DURATEK, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1998

                                                                      1997               1998
                                                                --------------     --------------
                         ASSETS
Current assets:
 Cash and cash equivalents                                       $   7,026,249      $   5,944,274
 Receivables, less allowance for doubtful accounts of
  of $487,905 in 1997 and $571,441 in 1998                          28,912,271         35,350,150
 Prepaid expenses and other accounts receivable                      1,373,704          2,351,034
 Cost and estimated earnings in excess of billings
  on uncompleted contracts                                           9,072,828          4,254,591
 Prepaid expenses and other current assets                           1,667,938          3,676,937
 Deferred income taxes                                               1,525,286          1,006,066
                                                                --------------     --------------
    Total current assets                                            49,578,276         52,583,052

Property, plant and equipment, net                                  60,356,784         54,270,744
Investments in and advances to joint ventures, net                   6,362,526          4,131,406
Goodwill and other intangible assets, net                           13,877,802         13,658,521
Other assets                                                         2,122,793            804,933
Deferred income taxes                                                      --           3,085,976
                                                                --------------     --------------
                                                                $  132,298,181     $  128,534,632
                                                                ==============     ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Short-term borrowings                                          $           --      $  10,947,148
 Accounts payable                                                   12,235,006         12,837,623
 Accrued expenses and other current liabilities                     12,042,413          5,856,300
 Unearned revenues                                                   8,256,541          3,380,477
 Waste processing and disposal liabilities                           8,681,102          4,202,561
                                                                --------------      -------------
    Total current liabilities                                       41,215,062         37,224,109

Convertible debentures                                              11,348,925         11,821,582
Facility and equipment decontamination and
 decommissioning liabilities                                         7,270,681          7,824,447
Other noncurrent liabilities                                           507,976          1,363,822
Deferred income taxes                                                  473,848                 --
                                                                --------------      -------------
    Total liabilities                                               60,816,492         58,233,960
                                                                --------------      -------------

8% Cumulative Convertible Redeemable Preferred Stock,
  $.01 par value; 160,000 shares authorized, issued and
  outstanding (liquidation value $16,320,000)                       15,052,355         15,279,085
                                                                --------------      -------------

                                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                          December 31, 1997 and 1998

                                                                         1997             1998
                                                                    --------------    -------------
Stockholders' equity:
 Preferred stock - $.01 par value; authorized 4,840,000 shares;
  none issued                                                       $           --    $          --
 Common stock - $.01 par value; authorized 35,000,000
  shares; issued 12,879,057 in 1997 and 14,225,750 in 1998                 128,790          142,257
 Capital in excess of par value                                         67,278,739       72,513,024
 Accumulated deficit                                                   (10,806,418)     (14,742,524)
 Treasury stock at cost, 70,458 shares in 1997 and 485,258 shares
  in 1998                                                                 (171,777)      (2,891,170)
                                                                    --------------    -------------
        Total stockholders' equity                                      56,429,334       55,021,587
                                                                    --------------    -------------
Commitments and contingencies
                                                                    --------------    -------------
                                                                    $  132,298,181    $ 128,534,632
                                                                    ==============    =============

See accompanying notes to consolidated financial statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

                 Years ended December 31, 1996, 1997 and 1998

                                                                     1996               1997                 1998
                                                                ---------------      ----------------      ----------------
Revenues                                                        $    44,284,618      $    136,552,821      $    160,313,077
Cost of revenues                                                     35,197,830           120,814,140           123,839,031
                                                                ---------------      ----------------      ----------------
    Gross profit                                                      9,086,788            15,738,681            36,474,046
Selling, general and administrative expenses                          7,455,069            15,724,895            26,613,548
Charge for asset impairment                                                  --                    --             9,223,948
                                                                ---------------      ----------------       ---------------
    Income from operations                                            1,631,719                13,786               636,550
Interest income (expense), net                                        1,239,667               570,795              (544,902)
                                                                ---------------      ----------------       ---------------
    Income before income taxes and proportionate
     share of losses of joint ventures                                2,871,386               584,581                91,648
Income taxes                                                            649,375               716,000               627,000
                                                                ---------------      ----------------       ---------------

    Income (loss) before proportionate share of
     losses of joint ventures                                         2,222,011              (131,419)             (535,352)
Proportionate share of losses of joint ventures                        (165,164)             (149,620)           (1,474,000)
                                                                ---------------      ----------------       ---------------

    Net income (loss) before cumulative effect
     of change in accounting principle                                2,056,847              (281,039)          (2,009,352)
Cumulative effect of change in accounting principle                                                               (420,000)
                                                                ---------------      ----------------       --------------
    Net income (loss) and comprehensive
     income (loss)                                                    2,056,847              (281,039)          (2,429,352)
Preferred stock dividends and charges for accretion                  (1,500,075)           (1,503,393)          (1,506,754)
                                                                ---------------      ----------------       --------------
    Net income (loss) attributable to common
     stockholders                                               $       556,772        $  (1,784,432)       $   (3,936,106)
                                                                ===============      ===============        ==============

Net income (loss) per share before cumulative effect
 of change in accounting principle:
     Basic                                                      $          0.05      $         (0.14)     $         (0.27)
                                                                ===============      ===============      ===============

     Diluted                                                    $          0.04      $         (0.14)     $         (0.27)
                                                                ===============      ===============      ===============
Net income (loss) per share:
     Basic                                                      $          0.05      $         (0.14)     $         (0.30)
                                                                ===============      ===============      ===============
     Diluted                                                    $          0.04      $         (0.14)     $         (0.30)
                                                                ===============      ===============      ===============

See accompanying notes to consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                 Years ended December 31, 1996, 1997 and 1998


                                           Common stock            Capital in                                         Total stock
                                   ----------------------------     excess of       Accumulated        Treasury         holders'
                                      Shares          Amount        par value         deficit            stock           equity
                                   --------------  ------------  ---------------  ----------------  ---------------  -------------
Balance, December 31, 1995              9,475,878  $     94,758    $  18,912,751     $  (9,578,758)    $   (171,777)  $  9,256,974

Net income                                     --            --               --         2,056,847               --      2,056,847

Exercise of options and warrant           442,183         4,421        1,120,201                --               --      1,124,622

Income tax benefit from exercise
 of non-qualified stock options               --            --         1,036,040                --               --      1,036,040

Other issuances of common stock             1,170            12           19,338                --               --         19,350

Issuance of common stock
 for cash                               2,500,000        25,000       43,128,110                --               --     43,153,110

Preferred stock dividend and
 charges for accretion                         --            --               --        (1,500,075)              --     (1,500,075)
                                   --------------  ------------  ---------------  ----------------  ---------------  -------------
Balance, December 31, 1996             12,419,231       124,191       64,216,440        (9,021,986)        (171,777)    55,146,868

Net loss                                       --            --               --          (281,039)              --       (281,039)

Exercise of options and warrant           302,015         3,021        1,037,757               --                --      1,040,778

Income tax benefit from exercise
 of non-qualified stock options                --            --          827,000               --                --        827,000

Other issuances of common stock               825             8            6,489               --                --          6,497

Issuance of common stock in
 acquisition of The Scientific
 Ecology Group, Inc.                      156,986         1,570        1,191,053                --               --      1,192,623

Preferred stock dividend and
 charges for accretion                         --            --               --        (1,503,393)              --     (1,503,393)
                                   --------------  ------------  ---------------  ----------------  ---------------  -------------
Balance, December 31, 1997             12,879,057       128,790       67,278,739       (10,806,418)        (171,777)  $ 56,429,334

Net loss                                       --            --               --        (2,429,352)              --     (2,429,352)

Exercise of options and warrant         1,346,693        13,467        4,994,285                --               --      5,007,752

Income tax benefit from exercise
 of non-qualified stock options                --            --          240,000                --               --        240,000

Treasury stock purchases                       --            --               --                --       (2,719,393)    (2,719,393)

Preferred stock dividend and
 charges for accretion                         --            --               --        (1,506,754)              --     (1,506,754)
                                   --------------  ------------  ---------------  ----------------  ---------------  -------------
Balance, December 31, 1998             14,225,750  $    142,257  $    72,513,024  $    (14,742,524) $    (2,891,170)  $ 55,021,587
                                   ==============  ============  ===============  ================  ===============  =============

See accompanying notes to consolidated financial statements.

                                                                     1996              1997              1998
                                                                ---------------   ---------------   ---------------
Cash flows from operating activities:
 Net income (loss)                                              $     2,056,847   $      (281,039)  $     (2,429,352)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                                        826,613         3,721,239          4,798,933
   Accrued interest on convertible debenture                            595,966           666,028            472,657
   Proportionate share of losses of joint venture                       165,164           149,620          2,289,000
   Charge for asset impairment                                               --                --          9,223,948
   Cumulative effect of change in accounting
    principle                                                                --                --            688,879
   Deferred income tax benefit                                         (693,857)         (357,581)        (3,040,604)
   Income tax benefit from exercise of
    non-qualified stock options                                       1,036,040           827,000            240,000
   Changes in operating items, net of effects from
    businesses acquired in 1996 and 1997:
      Receivables                                                     1,528,795        (8,933,233)       (6,995,960)
      Costs and estimated earnings in excess of
       billings on uncompleted contracts                             (1,248,766)        1,811,372         4,818,237
      Prepaid expenses and other current assets                        (537,483)        1,074,154        (2,008,999)
      Accounts payable, accrued expenses and
       other current liabilities                                       (283,858)       (1,537,425)       (6,002,251)
      Unearned revenues                                                      --        (6,866,459)       (4,876,064)
      Waste processing and disposal liabilities                              --         3,026,900        (4,478,541)
      Facility and equipment decontamination
       and decommissioning liabilities                                       --         1,550,408           553,766
      Other                                                            (201,139)         (293,482)          592,490
                                                                ---------------   ---------------   ---------------
    Net cash provided by (used in) operating
     activities                                                       3,244,322        (5,442,498)       (6,153,861)
                                                                ---------------   ---------------   ---------------

Cash flows from investing activities:
 Additions to property, plant and equipment                          (7,438,862)      (10,995,723)       (6,137,279)
 Acquisitions of businesses, net of cash acquired                      (278,446)      (22,330,427)               --
 Advances to joint ventures                                          (2,067,070)         (551,162)          (57,880)
 (Advances to) repayments from employees, net                          (730,249)          322,701          (419,249)
 Other                                                                 (269,516)          (31,866)          191,179
                                                                ---------------   ---------------   ---------------
    Net cash used in investing activities                           (10,784,143)      (33,586,477)       (6,423,229)
                                                                ---------------   ---------------   ---------------

                                                                     (Continued)

                                                                     1996              1997              1998
                                                                ---------------   ---------------   ---------------
Cash flows from financing activities:
 Net proceeds from short-term borrowing                         $            --   $            --   $    10,947,148
 Reduction of long-term debt and capital lease
  obligation                                                           (537,143)          (48,177)         (135,392)
 Preferred stock dividends paid                                      (1,280,000)       (1,280,000)       (1,280,000)
 Proceeds from issuance of common stock                              44,297,082         1,047,275         5,007,752
 Treasury stock purchases                                                    --                --        (2,719,393)
 Deferred financing costs                                                    --                --          (325,000)
                                                                ---------------   ---------------   ---------------
    Net cash provided by (used in) financing
      activities                                                     42,479,939          (280,902)       11,495,115
                                                                ---------------   ---------------   ---------------
    Net change in cash and cash equivalents                          34,940,118       (39,309,877)       (1,081,975)

Cash and cash equivalents, beginning of year                         11,396,008        46,336,126         7,026,249
                                                                ---------------   ---------------   ---------------
Cash and cash equivalents, end of year                          $    46,336,126   $     7,026,249   $     5,944,274
                                                                ===============   ===============   ===============

See accompanying notes to consolidated fincial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


(1) Organization, Description of Business and Basis of Presentation

    GTS Duratek, Inc. (GTS or the Company) is an environmental services company that provides waste treatment solutions for radioactive, hazardous, mixed (i.e. intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs that includes commercial waste processing services, government waste processing services and technical support services. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination and recycling, thermal desorption and ion exchange used independently or in tandem to process its customers waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The technical support services provided by the Company include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support to assist nuclear power plants during maintenance shutdowns and environmental and computer consulting and environmental safety and health training.


(2) Summary of Significant Accounting Policies and Practices

    (a)  Principles of Consolidation

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

    (b)  Cash and Cash Equivalents

         The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents, consisting principally of overnight repurchase agreements, were $7,026,249 and $5,944,274 at December 31, 1997 and 1998,
         respectively.

    (c)  Property, Plant, and Equipment

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

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


    (d)  Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of

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

    (e)  Goodwill and Other Intangible Assets

         Goodwill is attributable to the acquisition of The Scientific Ecology Group, Inc. (SEG) during 1997 (see note 3), and is being amortized on a straight-line basis over a thirty-year period. Other intangibles consist principally of amounts assigned to covenants not-to-compete and costs incurred to obtain and maintain patents. Covenant and patent amounts are being amortized over ten and seventeen years, respectively, on a straight-line basis.

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

    (f)  Facility and Equipment Decontamination and Decommissioning

         The Company accrues decontamination and decommissioning (D&D) costs for facilities and equipment ratable over the period to the estimated date of site closure (see note 12).

    (g)  Revenue Recognition

         Revenue from the Company's commercial waste processing facilities is recognized when waste is processed. Generally, the Company processes customer wastes under fixed-unit-price contracts which allow for additional billings for burial price increases occurring within a set period of time following the Company's receipt of the waste, or if the waste differs from contract specifications. The Company is responsible for placing processed waste in containers and in a form that meets disposal site criteria. The Company delivers reports to customers confirming that their waste has been processed and buried in accordance with the terms of its contracts. Upon completion of processing, the Company accrues for burial and secondary waste processing costs. Unearned revenues relate principally to progress billings for customer waste received and not yet processed.

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998



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

    (h)  Income Taxes

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

    (i)  Start-Up Costs

         The Company's 45% owned subsidiary DuraChem capitalized certain costs of starting-up its processing facility in Barwell, South Carolina. In addition, the Company capitalized certain costs in developing employee records and documenting credentials for personnel in its technical services segment. In April 1998, the AICPA issued Statement of Position 98-5 Reporting on Costs of Start-up Activities (SOP 98-5), which requires such costs be expensed as incurred. In the fourth quarter of 1998, the Company and DuraChem adopted the provisions of SOP 98-5. The Company's proportionate share of the cumulative, after tax effect of DuraChem's adoption of SOP 98-5 of $1.3 million was recognized in the 1998 consolidated statement of operations as a proportionate share of losses by joint ventures. The Company's cumulative, after tax effect of adoption of SOP 98-5 was $420,000. The adoption of SOP 98-5 reduced the Company's loss before proportionate share of losses by joint ventures by approximately $78,000, increased the net loss before cumulative effect of a change in accounting principle by approximately $1.2 million, increased the net loss by approximately $1.6 million, increased the per share net loss attributable to common shareholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common shareholders by $0.12 per share. In accordance with the pronouncement, the Company and DuraChem adopted SOP 98-5 as of January 1, 1998, accordingly, the Company will restate its 1998 quarterly results with each of its 1999 quarterly fillings.

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


    (j)  Stock Option Plan

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

    (k)  Net Income Per Share

         Basic EPS is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 11,460,000, 12,619,000 and 13,137,000 for the years ended December 31, 1996, 1997 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 13,404,000, 12,619,000 and 13,137,000 for the years ended December 31, 1996, 1997 and 1998, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation. Conversion of the Company's convertible debentures and preferred stock is not included in the calculation of diluted EPS as such conversion is anti-dilutive.

    (l)  Fair Value of Financial Instruments

         The estimated fair value of financial instruments, including accounts receivable, accounts payable and long-term debt, approximate carrying values.

    (m)  Use of Estimates

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

         Significant estimates and judgments made by management include: (i) the recovery of investments in and advances to joint ventures (see note 6),
         (ii) the amount of waste processing and disposal liabilities (see note
         11) and (iii) the current cost to decommission and decontaminate the commercial waste processing facilities and equipment (see note 12).

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


    (n)  Reclassifications

         Certain amounts for 1996 and 1997 have been reclassified to conform to the presentation for 1998.


(3) The Scientific Ecology Group, Inc. Acquisition

    On April 18, 1997, the Company acquired 100% of the outstanding capital stock of The Scientific Ecology Group, Inc. (SEG), since renamed GTS Duratek-Bear Creek, Inc., from Westinghouse Electric Corporation for approximately $22.4 million in cash including transactions costs and 156,986 shares of the Company's common stock. The Company paid the cash portion of the purchase price out of available cash. SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing Company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal decontamination and recycling to commercial generators of radioactive wastes. SEG also provides site decontamination and decommissioning and other technical support services to clients including government facilities, commercial facilities and university/research/test facilities. In addition, SEG provides transportation services of radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting radioactive wastes.

    The acquisition was effective as of April 1, 1997 and, accordingly, the Company's results of operations for the year ended December 31, 1997 reflect the operating results of SEG from such date. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of $72.7 million, which includes liabilities assumed and transaction costs, exceeded the estimated fair value of SEG's tangible assets by approximately $13.9 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

    The aggregate purchase price for SEG was as follows:

   Cash purchase price                                                                            $     20,702,000
   Fair value of 156,986 shares of common stock at an estimated
     value of $7.60 per share                                                                            1,193,000
   Liabilities assumed                                                                                  49,145,573
   Transaction costs                                                                                     1,688,427
                                                                                                  ----------------
                                                                                                  $     72,729,000
                                                                                                  ================

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998



   The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

Cash                                                                                                $           60,000
Accounts receivable                                                                                         12,665,000
Cost and estimated earnings in excess of billings on uncompleted contracts                                   1,928,000
Prepaid expenses and other assets                                                                            1,842,000
Property, plant and equipment                                                                               42,007,000
Goodwill and other intangible assets                                                                        13,924,000
Other assets                                                                                                   303,000
                                                                                                    ------------------
                                                                                                    $       72,729,000
                                                                                                    ==================

   Assuming the SEG acquisition had been consummated on January 1, 1997, revenues, net loss and net loss per share would have been $162,720,000, $12,188,000 and $0.97, respectively, for the year ended December 31, 1997.


(4) Other Accounts Receivable

    Other accounts receivable, at December 31, 1997, includes a loan of $314,426 to one of the Company's executive officers. Other accounts receivable, at December 31, 1998, include loans of $465,000 and $275,000 to two of the Company's executive officers. The loans bear interest at market rates and are due by December 31, 1999.


(5) Property, Plant and Equipment

    Property, plant and equipment at December 31 consists of the following:

                                                                                1997                     1998
                                                                           ------------------     --------------------
Land and land improvements                                                 $          560,000     $            560,000
Buildings                                                                          14,926,452               15,376,383
Machinery and equipment                                                            42,016,324               37,220,299
Leasehold improvements, furniture and fixtures                                      8,552,971               11,195,977
Construction in progress                                                            1,738,627                1,629,747
                                                                           ------------------     --------------------
                                                                                   67,794,374               65,982,406

Less accumulated depreciation and amortization                                      7,437,590               11,711,662
                                                                           ------------------     --------------------
                                                                           $       60,356,784     $         54,270,744
                                                                           ==================     ====================

                                                                     (Continued)

                         GTS DURATEK, INC. AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


     Machinery and equipment, at December 31, 1997, included costs related to a waste processing facility constructed on United States Department of Energy
     (DOE) property in South Carolina by the Company that was placed in service in December 1997. During 1998, the Company recorded an asset impairment charge of $9.2 million with respect to the abandonment of this facility (see note 8).


(6)  Investments in and Advances to Joint Ventures

     The Company has investments in and advances to each of its 50% or less owned joint ventures. A description of each is as follows:

    (a)  DuraChem

         The Company and Chem-Nuclear Systems, Inc. (Chem-Nuclear), a subsidiary of WMX Technologies, Inc., have formed DuraChem to design, build and operate vitrification facilities to process commercial radioactive waste for disposal. Under the joint venture agreement, the Company contributes 45% of the facility construction costs and share proportionately in DuraChem's results of operations. Management of Chem-Nuclear and the Company temporarily suspended construction of the project. The partners have agreed that the schedule for commencement of operations at the DuraChem facility will be determined in 1999. The Company's management anticipates commencement of the facility within the next two years, however, changes in market conditions or other factors could result in additional delays.

         The Company's investment in, and advances to, DuraChem at December 31, 1997 and 1998 of $5,341,046 and $3,253,885, respectively, related to construction costs of the facility in Barnwell, South Carolina. For the year ended December 31, 1998, DuraChem's net loss of approximately $4,642,000 related entirely to the adoption of SOP 98-5 (see note 2). For the year ended December 31, 1998, the Company recognized its proportionate share of the loss in the consolidated statement of operations. After the adoption of SOP 98-5, DuraChem had total assets of $4,281,000 at December 31, 1998 consisting exclusively of fixed assets.

    (b)  Vitritek Environmental, Inc. ("Vitritek")

         Through Vitritek, the Company has extended its vitrification technology to non-radioactive hazardous waste such as asbestos, fly ash and medical waste. Vitritek is owned equally by the Company and Vitritek Holdings LLC. Formed in December 1993, Vitritek represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings LLC. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally.


                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


         The Company's investment in, and advance to, Vitritek at December 31, 1997 and 1998, were $1,021,480 and $877,521, respectively. For the years ended December 31, 1996, 1997 and 1998, Vitritek had net losses of $680,327, $649,240, and $750,000, respectively. For the years ended December 31, 1996, 1997 and 1998, the Company recognized its proportionate share of the loss in the consolidated statements of operations after intercompany eliminations. Vitritek had fixed assets and total assets of $876,242 and $1,651,242, respectively, at December 31, 1998.

(7)  Goodwill and Other Intangible Assets

     Goodwill and other intangible assets at December 31 consist of the following:

                                                                                   1997                1998
                                                                            ----------------     ---------------
Goodwill                                                                    $     13,806,000     $    13,924,000
Other intangible assets                                                            1,285,849           1,540,735
                                                                            ----------------     ---------------
                                                                                  15,091,849          15,464,735

Less accumulated amortization                                                      1,214,047            1,806,214
                                                                            ----------------     ----------------
                                                                            $     13,877,802     $     13,658,521
                                                                            ================     ================

(8) DOE Savannah River M-Area Project

    In November 1993, the Company received a contract to process 90,000 cubic feet of low-level mixed waste sludge stored at the DOE's Savannah River site in Aiken, South Carolina. To meet its obligations under the contract, the Company constructed a glass melter and began processing waste in October 1996. In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The modifications were made so that the Company could more efficiently meet is obligations under an existing contact as well as prepare the facility for additional waste streams. The M-Area facility resumed radioactive waste processing operations during the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7.2 million on the M-Area contract in 1997 which included the estimated costs of repairs to the melter and for the estimated losses to complete the fixed price contract. During the fourth quarter of 1998, the Company recorded a $1.8 million charge for additional costs to be incurred to complete and close out the contract.


                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

     At the time of modifying the glass melter and throughout 1998, the Company's believed, based on discussion with DOE and Savannah River officials, that contracts for processing additional waste streams would be awarded to the Company. Since completion of the existing contract, the Company requested that additional waste streams be awarded, however, as a result of a change in the site's waste treatment priorities, management believes the award of future contracts is unlikely. Accordingly, in the fourth quarter 1998, the Company recorded an asset impairment charge of $9.2 million related to the carrying value of the glass melter which will be abandoned.


(9)  Short-Term Borrowings

     In February 1999, the Company obtained a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable (as defined in the credit agreement), to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock purchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Substantially all of the Company's assets, excluding real property and inventory, have been pledged as collateral. Borrowings under the old credit facility were repaid with proceeds from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, plus 1% (8.75% at December 31, 1998) or the London Interbank Offered Rate (LIBOR) rate plus 2.25% (7.32% at December 31, 1998). The interest rate is subject to adjustment after June 30, 1999, depending upon the Company's ratio of debt to operating income. In addition, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide security for SEG's obligation to clean and remediate SEG's facility upon its closure. The new credit facility has a five year term. At December 31, 1998, $10,947,148 million in borrowings were outstanding under the old credit facility. Based on borrowing criteria in the Company's new credit facility the Company would have had available additional borrowings of approximately $1.5 million to fund working capital needs at December 31, 1998.

     The Company paid interest expense of $62,890, $8,701 and $443,962 during the years ended December 31, 1996, 1997 and 1998, respectively.


(10) Accrued Expenses and Other Current Liabilities

     Accrued expenses and other current liabilities at December 31 consist of the following:

                                                                1997                       1998
                                                      -----------------------    -----------------------
Salaries and related expenses                         $             3,189,709     $            2,134,585
Preferred stock dividend payable                                      320,000                    320,000
Income taxes payable                                                  735,516                  1,965,319
Other accrued expenses                                              7,797,188                  1,436,396
                                                      -----------------------     ----------------------
                                                      $            12,042,413     $            5,856,300
                                                      =======================     ======================

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

(11) Waste Processing and Disposal Liabilities

     During customer waste processing at the Company's Oak Ridge, Tennessee facility, the Company creates waste by-products (secondary waste) which become the Company's responsibility to process and send to burial. Management evaluates the content of this waste and accrues the estimated costs of processing and disposal based on anticipated processing methods and current disposal sites and rates. The ultimate cost of processing and disposal, however, will depend on the actual contamination of the waste, the amount of processing, volume reduction and disposal density. At December 31, 1997 and 1998, the Company has accrued $6,212,900 and $1,801,762 related to such waste, respectively.

     In addition, the Company has accrued $2,468,202 and $2,400,799 for processed customer waste awaiting burial at December 31, 1997 and 1998, respectively. The Company ships a significant portion of waste to Envirocare of Utah, Inc. (Envirocare), at a cost significantly lower than waste shipped to the burial site in Barnwell, South Carolina. The accompanying consolidated financial statements reflect various accruals and estimates assuming Envirocare continues to be a viable disposal site at rates presently in effect. If Envirocare's licenses are not renewed or at some future date if Envirocare's rate structure were to change significantly, the Company's costs to dispose of waste would likely increase. Management has not determined the impact, if any, either of these scenarios would have on the Company's liabilities or future operating costs.


(12) Facility and Equipment Decontamination and Decommissioning (D&D)

     The Company has estimated the current costs to decontaminate and decommission (D&D) its commercial waste processing facilities and equipment to be approximately $17.9 million. Based on the current market and projections for the demand for future waste processing, the Company estimates it will operate at its Tennessee and Texas sites for at least the next 29 years. Accordingly, the Company is accruing the expected D&D costs plus an amount for inflation over such period. Management is unable to estimate the effects of changes in technology, future increases in burial rates and the timing of D&D activities on the estimated D&D costs. Uncertainties related to any of these factors could have a significant impact on the Company's estimated D&D costs. Management updates the D&D estimates on an annual basis. During the years ended December 31, 1997 and 1998, the Company accrued D&D costs of $1,550,000 and $473,000, respectively.

     The Company has issued $15.3 million of letters of credit to the State of Tennessee to provide security for the Company's obligation to clean and remediate SEG's facilities upon closure and has funded with cash $328,000 of a $575,000 bond required by the State of Texas with respect to its San Leon, Texas desorption facility.

                                                                     (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1997 and 1998

(13) Convertible Debenture

     In 1995, the Company and BNFL, Inc. (BNFL) entered into a strategic alliance agreement. BNFL is the U.S. subsidiary of BNFL plc, a United Kingdom-based company experienced in processing and stabilizing high level radioactive waste. Under the terms of the strategic alliance, the Company and BNFL have agreed to jointly pursue up to five major DOE waste stabilization projects. The terms of the strategic alliance provide that BNFL pay the Company a teaming fee of $1 million each time the two companies agree to exclusively pursue together a DOE waste stabilization project. During 1995, the Company received one teaming fee and during 1996, the Company received two teaming fees for its agreement to pursue DOE waste treatment projects. No fees were received by the Company in 1997 or 1998. During 1996, the team of BNFL and the Company were awarded Phase I contracts at the DOE's Hanford and Idaho facilities.

     As part of the strategic alliance, BNFL agreed to provide the Company with research and development funding of approximately $500,000 per year over the next five years. For the years ended December 31, 1997 and 1998, BNFL provided research and development funding of $251,000 and $530,000, respectively. In addition, the Company earned approximately $4.5 million during 1998 as a result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters.

     In November 1995, in connection with the formation of the strategic alliance, the Company received proceeds of $9,830,280, net of debt issue costs, from the issuance of a $10 million convertible debenture to BNFL. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR). The debenture and the accrued interest are convertible into 1,381,575 shares of the Company's common stock on or before November 7, 2000. The debenture is to be repaid in annual installments over a five-year period commencing on November 8, 2000. The conversion and repayment dates can be extended under certain circumstances. At December 31, 1997 and 1998, the balance due BNFL of $11,348,925 and $11,821,582 included accrued interest of $1,348,925 and
     $1,821,582, respectively.

     The estimated fair value of the convertible debentures at December 31, 1998 approximated its carrying value.


(14) 8% Cumulative Convertible Redeemable Preferred Stock

     In January 1995, the Company issued for $16 million, 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Carlyle Option") to purchase up to an additional 1.25 million shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group ("Carlyle"). During 1998, Carlyle exercised its option to purchase 1,206,809 shares for $4,525,534. The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of $3 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998



     January 24, 2002 for $100 per share plus accrued and unpaid dividends. The Company is required to pay quarterly dividends on the Convertible Preferred Stock of $320,000.

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

     The estimated fair value of the Convertible Preferred Stock at December 31, 1998 was approximately $20.2 million.


(15) Stockholders' Equity

     In April 1996, the Company completed the sale of 2,500,000 shares of common stock resulting in proceeds of $43,153,110, net of transaction costs.

     During the years ended December 31, 1996, 1997 and 1998, the Company received compensation deductions, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefits of such deductions, which are included in stockholders' equity, were $1,036,040, $827,000 and $240,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

     During 1998, the Company repurchased 414,800 shares of its common stock. The repurchased shares are reflected as treasury stock in the consolidated balance sheet.


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

     At December 31,1998, there were 614,900 additional shares available for grant under the Plan. The per share weighted-average fair value of stock options granted during 1996, 1997 and 1998 were $7.13, $5.92 and $5.22, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-fee interest rate of 6.6%, expected volatility of 73.0% (69.4% in 1997 and 56% in 1996), and an expected life of four years.

     The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

   Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income
   (loss) attributable to common stockholders and net income (loss) per share on a diluted basis, would have been $259,000 and $0.02, ($2,524,000) and ($0.20)
   and ($4,208,000) and ($0.32) for the years ended December 31, 1996, 1997 and 1998, respectively.

   Pro forma results reflect only options granted since January 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

   Changes in options and warrants outstanding, options and warrants exercisable and shares reserved for issuance are as follows:


                                                               Weighted
                                                                average
                                                               exercise          Number of
                                                                 price            shares
                                                            -------------      ------------
December 31, 1995                                           $      3.26          3,194,798
Granted                                                           12.59             77,000
Exercised                                                          2.54           (442,183)
Terminated                                                         1.50             (2,900)
                                                            -----------        -----------
December 31, 1996                                           $      3.74          2,826,715
Granted                                                           10.46            144,500
Exercised                                                          3.45           (302,015)
                                                            -----------        -----------
December 31, 1997                                                  4.15          2,669,200
Granted                                                            8.78            167,000
Exercised                                                          3.72         (1,346,693)
                                                            -----------        -----------
December 31, 1998                                           $      5.06          1,489,507
                                                            ===========        ===========

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


   At December 31, 1998, the Company has reserved 8,819,315 shares for issuance of options, warrants and securities convertible into the Company's common stock. The following table summarizes information about outstanding and exercisable options and warrants at December 31, 1998:


                                 Outstanding                                                         Exercisable
---------------------------------------------------------------------------------    -----------------------------------------
                                                   Weighted
                                                   average            Weighted                                     Weighted
     Range of                                     remaining           average                                      average
     exercise                 Number             contractual          exercise               Number                exercise
      price                 outstanding              life              price               exercisable              price
------------------    ---------------------    --------------    ----------------    ---------------------    ----------------
   1.00 - $  1.50              18,000              0.5 years     $      1.03                   18,000  $             1.03
   2.34                       233,000              1.0 years            2.34                  233,000                2.34
   2.97 - $  3.75             850,207              0.8 years            3.54                  850,207                3.54
   5.50                        60,000              5.0 years            5.50                       --                  --
  10.13 - $ 10.63             251,300              3.9 years           10.53                   36,075               10.46
  12.75 - $ 13.75              77,000              2.0 years           12.91                   38,500               12.91
                           ----------                                                     -----------
                            1,489,507                                                       1,175,782
                           ==========                                                     ===========

(17)    Income Taxes

        The provision (benefit) for income taxes for the years ended December 31 consist of the following:


                                        1996            1997            1998
                                  --------------    ------------    ------------
Current:
  State                           $      182,826    $    400,000    $    741,945
  Federal                              1,160,406         673,581       1,841,780
                                  --------------    ------------    ------------

                                       1,343,232       1,073,581       2,583,725
                                  --------------    ------------    ------------

Deferred:
  State                                  (88,956)        (53,637)       (339,808)
  Federal                               (604,901)       (303,944)     (2,700,796)
                                 ---------------   -------------    ------------
                                        (693,857)       (357,581)     (3,040,604)
                                 ---------------   -------------    ------------
                                 $       649,375   $     716,000    $   (456,879)
                                 ===============   =============    ============

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


   The provision (benefit) for the years ended December 31 is allocated as follows:

                                                                  1996           1997           1998
                                                               ----------     ----------     -----------
   Continuing operations                                      $   649,375     $  716,000     $   627,000
   Proportionate share of losses of joint ventures                     --             --        (815,000)
   Cumulative effect of change in accounting principle                 --             --        (268,879)
                                                              -----------     ----------     -----------
                                                              $   649,375     $  716,000     $  (456,879)
                                                              ===========     ==========     ===========

   The provision for income taxes for the years ended December 31, 1996, 1997, and 1998 is reconciled to the amount computed by applying the statutory Federal income tax rate of 34% to income before income taxes and proportionate share of losses of joint ventures as follows:

                                                                  1996               1997               1998
                                                         ---------------     ---------------    ----------------
Federal income tax at statutory rate                     $       976,000     $      199,000     $        31,000
State income taxes, net of Federal tax benefit                    61,954            228,599             405,000
Use of net operating loss carryforwards                         (388,579)                --                  --
Valuation allowance                                                   --            269,000             356,000
Other                                                                 --             19,401            (165,000)
                                                           -------------      -------------     ---------------
                                                         $       649,375     $      716,000     $       627,000
                                                           =============      =============     ===============

   The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                                        1997                  1998
                                                                  ----------------     ------------------
Allowance for doubtful accounts                                   $         59,668     $        222,878
Capitalized inventory costs                                                 56,410               56,414
Accelerated depreciation                                                  (564,386)          (2,813,796)
Reserve for contract loss                                                  507,000              344,395
Charge for asset impairment                                                     --            3,597,598
Write-off of start-up costs                                                     --              394,954
Loss of joint venture                                                           --              815,000
Facility and equipment decontamination and
    decommissioning liabilities                                            604,659              963,405
Net operating loss carryforwards                                           766,128                   --
Alternative minimum tax                                                    126,980            1,419,042
Other                                                                     (236,021)            (282,848)
                                                                  ----------------     ----------------
                                                                         1,320,438            4,717,042

Less valuation allowance                                                   269,000              625,000
                                                                  ----------------     ----------------
                                                                  $      1,051,438     $      4,092,042
                                                                  ================     ================

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998




     In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous three years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $625,000 is necessary at December 31, 1998.

     The Company paid income taxes of $551,089, $334,067 and $427,550 in the years ended December 31, 1996, 1997 and 1998.


(18) Profit Investment and Deferred Compensation Plans

     The Company maintains a Profit Investment Plan for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $102,000, $466,485 and $466,495 for the years ended December 31, 1996, 1997 and 1998, respectively.


(19) Segment Reporting

     The Company has three primary segments (i) commercial waste processing,
     (ii) government waste processing and (iii) technical services. Below is a brief description of each of the segments:

       1. Commercial Waste Processing (CWP) -- The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, TN. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; thermal desorption; and ion exchange. Commercial waste processing customers primarily include commercial nuclear utilities and petrochemical companies.

       2. Government Waste Processing (GWP) -- The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. The Company is currently involved in several waste treatment projects for the DOE including: Hanford Tank Waste Remediation System project, Idaho Advanced Mixed Waste Treatment Project and Rocky Mountain Remediation Services Project.

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


       3. Technical Services (TS) -- The Company's technical support services encompass approximately 500 employees, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provides highly specialized technical support services for the Company's customers. The Company provides these technical support services either as a prime contractor or as a subcontractor to a diverse group of government agencies, electric utilities, industrial facilities and commercial businesses including Duke Power Company, Southern Nuclear Operating Company and Vermont Yankee Nuclear Power Corporation.

   The accounting policies of the operating divisions are the same as those described in the summary of significant accounting policies. The Company's segment information is as follows:

                                                                    1998
                                -----------------------------------------------------------------------------
                                                                                 UNALLOCATED
                                      CWP            GWP              TS            ITEMS       CONSOLIDATED
                                -------------   -------------   -------------   ------------   --------------
Revenues from external
  customers                      $ 73,019,423    $ 31,644,340    $ 55,649,314    $        --    $ 160,313,077
Income (loss) from operations       8,147,733      (8,140,543)        629,360             --          636,550
Interest income                            --              --              --        371,717          371,717
Interest expense                           --              --              --       (916,619)        (916,619)
Depreciation and
  amortization
  expense                           3,940,692         286,206         572,035             --        4,798,933
Proportionate share of
  losses of joint
  ventures                                 --              --              --     (1,474,000)      (1,474,000)
Income tax expense                         --              --              --        627,000          627,000
Investments in and
  advances to joint
  ventures                                 --              --              --      4,131,406        4,131,406
Capital expenditure for
  additions to
  long-lived assets                 3,373,311         487,047       1,611,394        665,527        6,137,279
Total assets                       71,077,591      21,731,656      16,191,189     19,534,196      128,534,632

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

                                                                    1997
                                -----------------------------------------------------------------------------
                                                                                 UNALLOCATED
                                      CWP            GWP              TS            ITEMS       CONSOLIDATED
                                -------------   -------------   -------------   ------------   --------------
Revenues from external
  customers                      $ 67,675,574    $ 16,051,707    $ 52,825,540    $        --    $ 136,552,821
Income (loss) from operations       4,154,479      (6,310,587)      2,169,894             --           13,786
Interest income                            --              --              --      1,245,875        1,245,875
Interest expense                           --              --              --       (675,080)        (675,080)
Depreciation and
  amortization
  expense                           2,974,682         402,638         343,919             --        3,721,239
Proportionate share of
  losses of joint
  ventures                                 --              --              --       (149,620)        (149,620)
Income tax expense                         --              --              --        716,000          716,000
Investments in and
  advances to joint
  ventures                                 --              --              --      6,362,526        6,362,526
Capital expenditure for
  additions to
  long-lived assets                 5,216,493       4,803,503         633,517        342,210       10,995,723
Total assets                       69,494,873      17,456,086      26,778,335     18,568,887      132,298,181

   With the acquisition of SEG, the Company changed the groupings of its operating businesses. Accordingly, information for the year ended December 31, 1996 in the manner presented above is not available.

   The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. In 1996, two customers comprised 28% and 12% of the Company's annual revenues. In 1997, one customer comprised 12% of the Company's annual revenue. During 1998, no customer comprised more than 10% of the Company's annual revenues.

   Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $5,350,245 and $9,692,568 at December 31, 1997 and $15,429,393 and
   $3,055,158 at December 31, 1998, respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

                                                                     (Continued)

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998



(20) Commitments and Contingencies

     (a)  Royalty Agreements

          The Company has entered into an exclusive licensing agreement with the inventors of the vitrification technology, pursuant to which the inventors have granted to the Company the exclusive license and rights to all vitrification technology and process patents which they develop. The exclusive license agreement expires 17 years after the last licensed patent is granted, which at this time will be in 2012. The agreement provides for a guaranteed minimum royalty of $100,000 per year throughout the term of the agreement. During 1996, the Company was obligated to make payments of 1% to 3% of net sales values, as defined. Royalty expense was $100,000, $100,000 and $141,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

          The Company also licenses the rights to the thermal desorption technology used in the processing of petrochemical waste by DuraTherm from the inventor of such technology. The Company and DuraTherm are co-licensees under the license agreement and are collectively obligated to pay to the inventor of the technology an annual royalty payment equal to the greater of (i) $50,000 or (ii) 1% of the net revenues generated from the operation of the desorber equipment (excluding net revenues generated from equipment acquired in the DuraTherm acquisition) incorporating the technology and 5% of the sales of any such equipment. No royalty expense was earned for the year ended December 31, 1996. Royalty expense was $50,000 for each of the years ended December 31, 1997 and 1998.

     (b)  Leases

          The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $292,000, $2,317,000 and $1,978,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998


       The following is a schedule of future minimum annual lease payments for all long-term operating leases for the year ending December 31, 1998:

         1999                                          $    1,569,000      $      407,329
         2000                                                 950,000             312,554
         2001                                                 661,000             290,268
         2002                                                 476,000             290,268
         2003                                                 475,000             135,981
         Thereafter                                         1,424,000                  --
                                                                            -------------
Future minimum lease payments                                                   1,436,400
Less portion representing interest                                                156,377
Less current portion of capital lease obligation                                  357,329
                                                                           --------------
Long-term portion of capital lease
  obligation                                                               $      922,694
                                                                           ==============


          During 1998, the Company entered into several new capital lease obligations valued at $1,207,395.

     (c)  Legal Proceedings

          On February 3, 1998, the Company's wholly owned subsidiary, SEG, and one of SEG's former executives, were sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. The defendants moved to dismiss the complaint, the plaintiffs chose to amend their pleadings, and the defendants moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

          On or about February 25, 1999, Synthetica Technologies, Inc. ("Synthetica") served the Company with a complaint filed in the Superior Court of California, County of San Francisco. In addition to the Company, the complaint names SEG, Westinghouse, and two former SEG executives as defendants. The complaint alleges that SEG was required by a license agreement and a subsequent asset purchase agreement to make certain payments to Synthetica in exchange for the right to develop and commercialize Synthetica's waste disposal technology. Synthetica claims

                      GTS DURATEK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1997 and 1998

       that SEG did not make allegedly required payments and did not comply with other alleged provisions of the contracts between SEG and Synthetica. Both the alleged license agreement and alleged asset purchase agreement predate the Company's acquisition of SEG. Synthetica advances claims of fraud in the inducement, constructive fraud, actual fraud, breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with economic relations, negligent interference, negligent misrepresentation and breach of fiduciary duty. The complaint seeks to hold the individual defendants personally liable for the alleged torts, and seeks to hold the Company and Westinghouse vicariously liable for the alleged wrongdoing of SEG. The complaint also asserts claims solely against the individual defendants for trade secret misappropriation that allegedly occurred when they left the employ of SEG. The complaint seeks rescission of the asset purchase agreement, compensatory and exemplary damages in an unspecified amount and an injunction against further trade secret misappropriation by the former SEG executives. The defendants have not yet responded to the complaint, and at the present time the Company is unable to express a view on the probable ultimate outcome of the litigation.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers of GTS Duratek as of March 19, 1999

     The following table sets forth the names of the executive officers of the Company, their positions with the Company and their principal business experience for the last five years:

Name                       Age                      Position                            Principal Business Experience
------------------------------------------------------------------------------------------------------------------------------
Daniel A. D'Aniello           52      Chairman of the Board of Directors        Managing Director, The Carlyle Group since
                                                                                1987. Chairman of the Board of the Company
                                                                                since January 1995.

Robert E. Prince              51      President, Chief Executive Officer        President and Chief Executive Officer of the
                                      and Director                              Company since November 1990 and director
                                                                                since 1991; Founder of General Technical
                                                                                Services, Inc. (GTS) in October 1984;
                                                                                President and Chief Executive Officer of GTS
                                                                                from 1987 to 1992.

Robert F. Shawver             42      Executive Vice President and Chief        Executive Vice President of the Company since
                                      Financial Officer                         May 1993; Chief Financial Officer and Chief
                                                                                Administrative Officer of the Company since
                                                                                1987; Vice President of the Company from 1987
                                                                                to 1993.

Craig T. Bartlett             36      Treasurer                                 Treasurer of the Company since February 1996;
                                                                                Controller of the Company since February
                                                                                1993; Director, Financial Operations of the
                                                                                Company from 1991 to 1993; Assistant
                                                                                Controller of the Company from 1988 to 1991.

C. Paul Delete                50      Senior Vice President, Technology         Senior Vice President of Technology Services
                                      Services and Operations                   and Operations and Support of the Company
                                                                                since January 1996; President of Analytical
                                                                                Resources, Inc. (an environmental consulting
                                                                                firm acquired by the Company in 1996) from
                                                                                1984 to January 1996.

Diane L. Leviski              38      Vice President, Human Resources           Vice President of Human Resources of the
                                                                                Company since February 1996; Director of
                                                                                Human Resources from 1988 to 1996; Manager of
                                                                                Human Resources of the Company from 1985 to
                                                                                1988.

Leslie M. Hill                43      President, Bear Creek Operations          President of Bear Creek Operations since May
                                                                                1997. Mr. Hill held several senior management
                                                                                positions with New York Power Authority from
                                                                                January 1982 to April 1997.

Ian S. Howard                 44      Vice President, Radiological              Group Vice President of Radiological
                                      Engineering and Field Services            Engineering and Field Services since December
                                                                                1998. Deputy Director, Bear Creek Operations
                                                                                from April 1997 to December 1998. Project
                                                                                Director of the Company from 1985 to 1997.

     Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under Election of Board of Directors in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 1999 (the "1999 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION

     The text and tables under Executive Compensation in the Company's 1999 Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Except as indicated in the 1999 Proxy Statement, the Company knows of no person who on March 19, 1999, owned beneficially more than 5% of its Common Stock.

     (b) The stock ownership information contained in the text and tables under Securities Beneficially Owned in the Company's 1999 Proxy Statement is incorporated herein by reference.

     (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The text under Executive Compensation and Certain Transactions with Management and Others in the Company's 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) The following consolidated financial statements of GTS Duratek and its subsidiaries are included in Item 8:

     Independent Auditors' Report

     Consolidated Balance Sheets at December 31, 1997 and December 31, 1998

     Consolidated Statements of Operations for the years ended December 31,
     1996, 1997 and   1998

     Consolidated Statements of Stockholders' Equity for the years ended
     December 31, 1996,   1997 and 1998

     Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1997 and 1998

     Notes to Consolidated Financial Statements

     (a) (2) The following is a list of all financial statement schedules for the years ended December 31, 1996, 1997 and 1998 filed as part of this Report:

   Schedule II - Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

   (a) (3)  See accompanying Index to Exhibits...........................   66

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the last quarter of 1998.

     (c) The following is a list of exhibits filed herewith:

     Exhibit No.             Document
     -----------             --------

       21.1           Subsidiaries of the Registrant
       23.1           Consent of KPMG LLP
       27.1           Financial Data Schedule

     (d) The following is a list of financial statement schedules filed herewith:

          Schedule II - Valuation and Qualifying Accounts

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     GTS DURATEK, INC.
Dated:  March 29, 1999

                                 By: /s/ ROBERT E. PRINCE
                                     --------------------
                                     Robert E. Prince
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                     Principal Executive Officer:

March 29, 1999
                                    /s/ ROBERT E. PRINCE
                                    --------------------
                                     Robert E. Prince
                                     President and Chief Executive Officer

                                     Principal Financial Officer:

March 29, 1999
                                    /s/ ROBERT F. SHAWVER
                                    ---------------------
                                     Robert F. Shawver
                                     Executive Vice President and
                                     Chief Financial Officer

                                     Principal Accounting Officer:

March 29, 1999
                                    /s/ CRAIG T. BARTLETT
                                    ---------------------
                                     Craig T. Bartlett
                                     Treasurer

                                     The Board of Directors:

March 29, 1999
                                    /s/ DANIEL A. D'ANIELLO
                                    -----------------------
                                     Daniel A. D'Aniello

March 29, 1999
                                    /s/ J. A. FRED BROTHERS
                                    -----------------------
                                     J. A. Fred Brothers

March 29, 1999
                                    /s/ EARLE C. WILLIAMS
                                    ---------------------
                                     Earle C. Williams

March 29, 1999
                                    /s/ DR. FRANCIS J. HARVEY
                                    -------------------------
                                     Dr. Francis J. Harvey

March 29, 1999
                                    /s/ ADMIRAL JAMES D. WATKINS
                                    ----------------------------
                                     Admiral James D. Watkins

March 29, 1999
                                    /s/ GEORGE V. MCGOWAN
                                    ---------------------
                                     George V. McGowan

March 29, 1999
                                    /s/ ROBERT E. PRINCE
                                    --------------------
                                     Robert E. Prince

                      GTS DURATEK, INC. AND SUBSIDIARIES

                       Valuation and Qualifying Accounts

                                  Schedule II

                                                  Charges      Charges                       Balance
                                    Balance at   to costs     to other                       at end
                                     beginning     and        accounts -    Deductions -       of
                                     of period   expenses    describe (a)   describe (b)     period
                                    ----------   --------    -----------    ------------    --------
Allowance for dubtful accoounts:
  Year ended December 31, 1998      $  487,905     483,477             --        (399,941)    571,441
  Year ended December 31, 1997      $  107,964      48,000        334,615          (2,674)    487,905
  Year ended December 31, 1996      $   68,964      39,000             --              --     107,964
                                    ==========    ========    ===========    ============    ========

(a) Charges to other accounts represent allowance for doubtful accounts related to SEG at the date of acquisition.

(b)  Deductions represent write-offs of specifically identified accounts.

EXHIBITS INDEX


Exhibit
No.
---

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

4.3   Stockholders Agreement by and among GTS Duratek, Inc., Carlyle
      Partners Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

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

10.3 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292).

10.4 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated December 22, 1993. (File No. 0-14292).

10.5 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated herein by reference to
      Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292).

10.6 Agreement dated September 15, 1994 between DuraChem Limited Partnership, a Maryland limited partnership, by and among CNSI Sub, Inc. and GTSD Sub, Inc., as the General Partners, and Chemical Waste Management, Inc. and
      GTS Duratek, Inc., as the Limited Partners. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994. (File No. 0-14292).

10.7 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.8 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.9 Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc., GTS Duratek, Inc., GTSD Sub II, Inc., Jim S. Hogan, Mark B. Hogan, Barry
      K. Hogan and Sam J. Lucas III dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(3) of the Registrant's Current Report on Form 8-K filed on December 11, 1995. (File No. 0-14292).

10.10 Technology License Agreement by and among GTS Duratek, Inc., Bird Environmental Gulf Coast, Inc. and Jim S. Hogan dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(4) of the Registrant's Current Report on Form 8-K filed on December 11, 1995. (File No. 0-14292).

10.11 Stock Purchase Agreement by and between Westinghouse Electric Corporation and GTS Duratek, Inc. dated as of April 18, 1997. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on April 18, 1997. (File No. 0-14292).

10.12 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292).

10.13 Amended and Restated Credit Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada.

10.14 Amended and Restated Security Agreement dated as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada.

21.1   Subsidiaries of the Registrant. (Filed herewith).

23.1   Consent of KPMG LLP. (Filed herewith).

27.1   Financial Data Schedule. (Filed herewith).