Form 10-Q
period 1999-03-31
GTS DURATEK INC
filed 1999-05-17
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________
                                   FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange

     Act of 1934
     For the Quarter Ended March 31, 1999
                                      OR

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

Number of shares outstanding of each of the issuer's classes of common stock as of May 6, 1999:


     Common Stock, par value $0.01 per share                 13,833,412 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------



Part I     Financial Information                                        PAGE
------                                                                  ----


Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
               as of March 31, 1999 and December 31, 1998...............  1

           Consolidated Condensed Statements of Operations for the
               Three Months Ended March 31, 1999 and 1998...............  2

           Consolidated Condensed Statement of Changes in Stockholders'
               Equity for the Three Months Ended March 31, 1999.........  3

           Consolidated Condensed Statements of Cash Flows for the
               Three Months Ended March 31, 1999 and 1998...............  4

           Notes to Consolidated Financial Statements...................  5

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations................................  8

Item 3.    Quantitative and Qualitative Information About
               Market Risk.............................................. 11

           Qualification Relating to Financial Information.............. 11


Part II    Other Information
-------

Item 1.    Legal Proceedings............................................ 12

Item 5.    Other Information............................................ 12

Item 6.    Exhibits and Reports on Form 8-K............................. 12

           Signatures................................................... 13

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                            March 31,          December 31,
                                                              1999                 1998
                                                          ------------         ------------
                               ASSETS                      (unaudited)               *
Current assets:
  Cash and cash equivalents.............................  $    982,237         $  5,944,274
  Receivables, net......................................    37,675,401           35,350,150
  Other accounts receivable.............................     2,531,085            2,351,034
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...................     5,741,494            4,254,591
  Prepaid expenses and other current assets.............     4,558,284            3,676,937
  Deferred income taxes.................................     1,006,066            1,006,066
                                                          ------------         ------------

    Total current assets................................    52,494,567           52,583,052

Property, plant and equipment, net......................    54,403,293           54,270,744
Investments in and advances to joint ventures, net......     4,101,405            4,131,406
Goodwill and other intangible assets, net...............    13,651,428           13,658,521
Deferred charges and other assets, net..................     1,447,244              804,933
Deferred income taxes...................................     3,085,976            3,085,976
                                                          ------------         ------------

                                                          $129,183,913         $128,534,632
                                                          ============         ============
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings...................................  $  2,000,000         $ 10,947,148
Accounts payable........................................     6,368,254           12,837,623
Accrued expenses and other current liabilities..........    12,412,787            5,856,300
Unearned revenues.......................................     1,964,450            3,380,477
Waste processing and disposal liabilities...............     5,477,865            4,202,561
                                                          ------------         ------------

    Total current liabilities...........................    28,223,356           37,224,109

Convertible debenture...................................    11,939,834           11,821,582
Long-term debt..........................................     8,000,000                    -
Facility and equipment decontamination
 and decommissioning liabilities........................     8,004,521            7,824,447
Other noncurrent liabilities............................     1,494,391            1,363,822
                                                          ------------         ------------

    Total liabilities...................................    57,662,102           58,233,960
                                                          ------------         ------------

Redeemable preferred stock
  (Liquidation value $16,320,000).......................    15,336,329           15,279,085
                                                          ------------         ------------

Stockholders' equity:
  Common stock..........................................       142,277              142,257
  Capital in excess of par value........................    72,520,004           72,513,024
  Deficit...............................................   (13,315,785)         (14,742,524)
  Treasury stock, at cost...............................    (3,161,014)          (2,891,170)
                                                          ------------         ------------
    Total stockholders' equity..........................    56,185,482           55,021,587
                                                          ------------         ------------

                                                          $129,183,913         $128,534,632
                                                          ============         ============

* The Consolidated Condensed Balance Sheet as of December 31, 1998 has been derived from the Company's audited Consolidated Balance Sheet as of that date. See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                               Three months ended March 31,
                                                             ---------------------------------
                                                                  1999              1998
                                                             ---------------   ---------------
                                                                                 (Restated)
Revenues...............................................      $    38,885,254   $    37,230,952

Cost of revenues.......................................           29,075,839        29,394,613
                                                             ---------------   ---------------

Gross profit...........................................            9,809,415         7,836,339

Selling, general and administrative expenses...........            6,510,025         5,484,404
                                                             ---------------   ---------------

Income from operations.................................            3,299,390         2,351,935

Interest expense, net..................................             (284,822)          (73,781)
                                                             ---------------   ---------------

Income before income taxes and
  proportionate share of loss of joint venture.........            3,014,568         2,278,154

Income taxes...........................................            1,160,609           853,603
                                                             ---------------   ---------------

Income before proportionate share of
  loss of joint venture................................            1,853,959         1,424,551

Proportionate share of loss of joint venture...........              (50,000)       (1,324,000)
                                                             ---------------   ---------------

Income before cumulative effect
  of change in accounting principle....................            1,803,959           100,551

Cumulative effect of change in accounting principle....                    -          (420,000)
                                                             ---------------   ---------------

Net income (loss) and comprehensive income (loss)......            1,803,959          (319,449)

Preferred stock dividends and charges for accretion....              377,220           376,371
                                                             ---------------   ---------------

Net income (loss) attributable to common stockholders..      $     1,426,739   $      (695,820)
                                                             ===============   ===============

Basic net income (loss) per share......................      $          0.10   $         (0.05)
                                                             ===============   ===============

Diluted net income (loss) per share....................      $          0.09   $         (0.05)
                                                             ===============   ===============

Basic weighted average common stock outstanding........           13,773,860        12,811,495
                                                             ===============   ===============

Diluted weighed average common stock and
  dilutive securities outstanding......................           20,840,081        12,811,495
                                                             ===============   ===============

See notes to condensed consolidated financial statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 1999

                                  (Unaudited)

                                   Common Stock          Capital in
                              ----------------------                                                   Total
                                                         Excess of                    Treasury      Stockholders'
                                 Shares      Amount      Par Value       Deficit        Stock          Equity
                              ----------------------    -----------   ------------   -----------   --------------
Balance, December 31, 1998     14,225,750  $ 142,257    $72,513,024   $(14,742,524)  $(2,891,170)  $   55,021,587
Net income                                                               1,803,959                      1,803,959
Exercise of options and
warrants                            2,000         20          6,980                                         7,000
Treasury stock purchases                                                                (269,844)        (269,844)
Preferred dividends                                                       (320,000)                      (320,000)
Accretion of redeemable
 preferred stock                                                           (57,220)                       (57,220)
                               ----------  ---------    -----------   ------------   -----------   --------------
Balance, March 31, 1999        14,227,750  $ 142,277    $72,520,004   $(13,315,785)  $(3,161,014)  $   56,185,482
                               ==========  =========    ===========   ============   ===========   ==============



See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                          Three months ended March 31,
                                                          ----------------------------
                                                               1999          1998
                                                           ------------  ------------
Cash flows from operations:
Net income (loss)........................................  $ 1,803,959   $  (319,449)
Adjustments to reconcile net income (loss) to
  net cash used by operating activities:
    Depreciation and amortization........................      840,489     1,141,394
    Loss on sale of equipment............................      110,979             -
  Accrued interest on convertible debenture..............      118,252       168,884
    Proportionate share of loss of joint venture.........       50,000     1,324,000
    Cumulative effect of change in accounting principle..            -       420,000
    Changes in operating items:
      Receivables........................................   (2,002,312)      725,362
      Cost in excess of billings.........................   (1,486,903)   (2,602,911)
      Prepaid expenses and other current assets..........     (881,347)     (592,350)
      Accounts payables, accrued expenses and
         other current liabilities.......................       87,118    (1,462,424)
      Unearned revenues..................................   (1,416,027)   (5,269,095)
      Waste processing and disposal liabilities..........    1,275,304     1,192,269
      Facility and equipment decontamination and
         decommissioning liabilities.....................      180,074       229,802
    Other................................................      132,580             -
                                                           -----------   -----------
Net cash used by operations..............................   (1,187,834)   (5,044,518)
                                                           -----------   -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net .......     (953,360)     (620,318)
  Advances to joint ventures.............................      (19,999)      (20,492)
  Other..................................................     (626,554)     (137,831)
                                                           -----------   -----------
      Net cash used by investing activities..............   (1,599,913)     (778,641)
                                                           -----------   -----------

Cash flows from financing activities:
  Short-term borrowings (repayments), net................   (8,947,148)    5,621,000
  Borrowings under long-term debt........................    8,000,000             -
  Preferred stock dividends..............................     (320,000)     (320,000)
  Proceeds from issuance of common stock.................        7,000        23,500
  Repurchase of treasury shares..........................     (269,844)            -
  Deferred financing costs...............................     (644,298)            -
  Other..................................................            -       (12,902)
                                                           -----------   -----------
    Net cash provided (used) by financing activities.....   (2,174,290)    5,311,598
                                                           -----------   -----------

Net change in cash and cash equivalents..................   (4,962,037)     (511,561)
Cash and cash equivalents at beginning of period.........    5,944,274     7,026,249
                                                           -----------   -----------
Cash and cash equivalents at end of period...............  $   982,237   $ 6,514,688
                                                           ===========   ===========


See notes to condensed consolidated financial statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


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

2.   Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                                        March 31,   December 31,
                                           1999         1998
                                        ----------  ------------

Raw materials......................     $  222,453    $  202,087
Finished goods.....................      2,181,296     1,068,889
                                        ----------    ----------
                                        $2,403,749    $1,270,976
                                        ==========    ==========


3.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,773,860 and 12,811,495 for the three months ended March 31, 1999 and 1998. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,840,081 and 12,811,495 for the three months ended March 31, 1999 and 1998. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation. Conversion of the Company's convertible debentures and preferred stock is assumed in the calculation of diluted EPS for the three months ended March 31, 1999.

4.   Segment reporting

     The Company has three primary segments (i) commercial waste processing,
(ii) government waste processing and (iii) technical services. Below is a brief description of each of the segments:

1.   Commercial Waste Processing (CWP)   The Company conducts its commercial
     waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; thermal desorption; and ion exchange. Commercial waste processing customers primarily include commercial nuclear utilities and petrochemical companies.

2.   Government Waste Processing (GWP)   The Company provides on-site waste
     processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services.

                      GTS DURATEK, INC. AND SUBSIDIARIES


3.   Technical Services (TS)   The Company's technical support services
     encompass approximately 500 employees, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provides highly specialized technical support services for the Company's customers.

The Company's segment information is as follows:


                                                   March 31, 1999
                      ---------------------------------------------------------------------
                                                                 UNALLOCATED
                            CWP           GWP           TS          ITEMS      CONSOLIDATED

                      ---------------------------------------------------------------------
Revenues from            $17,568,395  $ 9,476,689   $11,840,170  $         -   $ 38,885,254
  external customers

Income (loss) from         2,027,560      887,402       384,428            -      3,299,390
  operations

Interest income                                                            -              -

Interest expense                                                    (284,822)      (284,822)

Depreciation and            690, 189       50,095       100,205            -        840,489
  amortization
  expense

Proportionate share                                                  (50,000)       (50,000)
  of losses of joint
  ventures

Income tax expense                                                 1,160,609      1,160,609

Investments in and                                                 4,101,405      4,101,405
  advances to joint
  ventures

Capital expenditure          807,468       35,864        35,387       74,641        953,360
  for additions to
  long-lived assets

Total assets              60,644,004   31,712,363    20,562,061   16,265,485    129,183,913

                      GTS DURATEK, INC. AND SUBSIDIARIES


                                                   March 31, 1998
                      ----------------------------------------------------------------------------------
                                                                       UNALLOCATED
                             CWP          GWP              TS             ITEMS        CONSOLIDATED
                      ----------------------------------------------------------------------------------
Revenues from          $  18,890,200    $ 5,801,200    $ 12,539,552    $          -    $  37,230,952
  external customers

Income (loss) from         1,381,500        897,435          73,000               -        2,351,935
  operations

Interest income                                                             113,300          113,300

Interest expense                                                           (187,081)        (187,081)

Depreciation and             912,407        123,500         105,487               -        1,141,394
  amortization

  expense

Proportionate share                                                      (1,324,000)      (1,324,000)
  of losses of joint
  ventures


Income tax expense                                                          853,603          853,603

Investments in and                                                        6,333,018        6,333,018
  advances to joint
  ventures

Capital expenditure          294,285        270,987          35,740          19,306          620,318
  for additions to
  long-lived assets

Total assets              61,127,669     21,753,774      26,948,724      23,981,502      133,811,669


5.   Start-up costs

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on Start-Up Costs," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. Such restatement increased income before proportionate share of loss of joint venture by $32,097, decreased income before cumulative effect of change in accounting principles by $1,241,903 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,661,903. In addition, net income (loss) per share was reduced by $0.10 per share.

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

     As of February 1999, the Company successfully completed the contract to vitrify 660,000 gallons of mixed waste sludge at its M-Area processing plant located at the DOE's Savannah River Site.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing of new DOE waste treatment projects, including those pursued jointly with BNFL and the duration of the Hanford and Idaho Falls DOE projects.

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on Start-Up Costs," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three months ended March 31, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. Such restatement increased income before proportionate share of loss of joint venture by $32,097, decreased income before cumulative effect of change in accounting principles by $1,241,903 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,661,903. In addition, net income (loss) per share was reduced by $0.10 per share.

                      GTS DURATEK, INC. AND SUBSIDIARIES

Results of Operations

     Revenues increased by $1.7 million or 4.4% from $37.2 million in the first quarter of 1998 as compared to $38.9 million for the first quarter of 1999. The increase was primarily attributable to a $3.7 million increase in government waste processing services and a $1.5 million increase in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas. The increase was partially offset by a $2.8 million decrease in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee and a decrease in technical support services revenues of $700,000. The increase in revenues from government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters. The increase in revenues at the DuraTherm facility was the result of higher processing volumes and higher average prices as compared to the same period in 1998. The decrease in revenues at the Bear Creek facility was the result of lower dry activated waste processing volumes attributable to less power plant outages being scheduled in the first quarter of 1999 as compared to the same period in 1998. The decline in revenues from technical support services was the result of work performed on a large decontamination and decommissioning project during the first quarter of 1998.

     Gross profit increased by $2.0 million from $7.8 million in the first quarter of 1998 to $9.8 million in the first quarter of 1999. The DuraTherm facility, government waste processing and technical support services accounted for increases in gross profit of $780,000, $760,000 and $750,000, respectively. The increase was partially offset by a decrease in gross profit from commercial waste operations of $290,000 at the Bear Creek facility. The increase in gross profit at the DuraTherm facility was the result of higher processing volumes and performance on higher margin contracts. The increase in gross profit in government waste processing was the result of increased revenues previously mentioned at comparable gross margins. The increase in gross profit from technical support services was the result of performance on higher margin consulting services contracts as compared to the same period in 1998. As a percentage of revenues, gross profit increased from 21.1% in 1998 to 25.2% in 1999.

     Selling, general and administrative expenses increased by $1.0 million or 18.7% from $5.5 million in 1998 to $6.5 million in 1999. As a percentage of revenues, selling general and administrative expenses increased from 14.7% in 1998 to 16.7% in 1999. The increase is principally related to higher operating costs for government waste processing services as a result of business growth in this area.

     Interest expense, net increased by $211,000 from 1998 to 1999. The increase was the result of increased borrowings required to fund working capital needs.

     Income taxes increased by $307,000 from 1998 to 1999. The Company's effective income tax rate is 37.5% in 1998 as compared with 38.5% in 1999.


Liquidity and capital resources


     In February 1999, the Company obtained a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable as defined in the credit agreement, to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Borrowings under the old credit facility were repaid from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, or at the LIBOR rate plus 2.25%. The rate is subject to adjustment after June 30, 1999, depending upon the Company's ratio of debt to operating income. At March 31,

1999, the Company had $2.0 million outstanding under the line of credit. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $15.3 million to the State of Tennessee to provide for security for SEG's obligation to


                      GTS DURATEK, INC. AND SUBSIDIARIES


clean and remediate the Bear Creek facility upon its closure.

     The new credit facility has a five year term. In connection with this new facility, the Company has agreed to seek stockholder approval at its 1999 annual meeting of stockholders to extend the mandatory redemption date of the outstanding Convertible Preferred Stock beyond the maturity date of this new facility; if this approval is not obtained, the credit facility reverts to a three year term.

     The Company believes cash flows from operations and, if necessary, borrowings available under this credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

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

     Non-Information Systems - The Company has completed its assessment of the Year 2000 issue with respect to critical non-information systems. Remediation will be completed by June 1999. Programmable Logic Controller (PLC) devices identified throughout the organization have been prioritized. Replacement, remediation and contingency plans will be in place by October 1999.

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


                      GTS DURATEK, INC. AND SUBSIDIARIES


Item 3.   Quantitative and Qualitative Information about Market Risk

     The Company's major market risk is to changing interest rates. As of March 31,1999,the Company had floating rate long-term debt of $8.0 million and floating rate short-term debt of $2.0 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

     The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.


Qualification Relating to Financial Information


     The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 1999 interim period are not necessarily indicative of results to be expected for the entire year.

Part II   Other Information
-------

                      GTS DURATEK, INC. AND SUBSIDIARIES


Item 1.   Legal Proceedings

          See the Company's annual report on Form 10-K for the year ended December 31, 1998 for a discussion of legal proceedings.


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


          The Company experienced significant growth in revenues during 1998, primarily as a result of the acquisition of SEG in April 1997. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, which are formerly the operations of SEG, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. In addition, the Company's future operating results are dependent upon the timing and award of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

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

                                March 31, 1999

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.



Dated:    May 14, 1999        BY: /s/ Robert F. Shawver
                                  ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    May 14, 1999        BY: /s/ Craig T. Bartlett
                                  -----------------------------
                                  Craig T. Bartlett
                                  Treasurer

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

10.6 Agreement dated September 15, 1994 between DuraChem Limited Partnership a Maryland Limited Partnership, by and among CNSI Sub, Inc. and GTSD Sub, Inc. as the General Partners, and Chemical Waste Management, Inc. and GTS Duratek, Inc. as the Limited Partners. Incorporated herein by reference to Exhibit 10-19 of the Registrants Annual Report on 10-K for the year ended December 31, 1994 (File No. 0-14292)

10.7 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.8 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 0-14292).

10.9 Stockholders' Agreement by and among Bird Environmental Gulf Coast, Inc. GTS Duratek, Inc., GTSD Sub II, Inc., Jim S. Hogan, Mark B. Hogan, Barry
      K. Hogan and Sam J. Lucas III dated November 29, 1995. Incorporated herein by reference to Exhibit (c)(3) of the Registrant's Current Report on Form 8-K filed on December 11, 1995 (File No. 0-14292).

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

10.13 Amended and Restated Credit Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on February 1, 1999. (File No. 0-14292).

10.14 Amended and Restated Security Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on February 1, 1999 (Filed No. 0-14292).


 27.1 Financial Data Schedule.  (filed herewith)