Form 10-Q
period 1999-06-30
GTS DURATEK INC
filed 1999-08-16
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ________________
                                   FORM 10-Q
/ X / Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934

      For the Quarter Ended June 30, 1999

                                      OR

/   / Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---  Exchange Act of 1934
      For the transition period from _____________ to _____________


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

Number of shares outstanding of each of the issuer's classes of common stock as of August 6, 1999:


   Common Stock, par value $0.01 per share               13,408,204 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                           PAGE
                                                                           ----
Part I     Financial Information
------

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
             as of June 30, 1999 and December 31, 1998....................   1

           Consolidated Condensed Statements of Operations for the Three
             and Six Months Ended June 30, 1999 and 1998..................   2

           Consolidated Condensed Statement of Changes in Stockholders'
             Equity for the Six Months Ended June 30, 1999................   3

           Consolidated Condensed Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998......................   4

           Notes to Consolidated Financial Statements.....................   5

Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................   9

Item 3.    Quantitative and Qualitative Information About
             Market Risk..................................................  13

           Qualification Relating to Financial Information................  13


Part II    Other Information
-------

Item 1.    Legal Proceedings..............................................  15

Item 4.    Submission of Matters to a Vote of Security Holders............  15

Item 5.    Other Information..............................................  15

Item 6.    Exhibits and Reports on Form 8-K...............................  16

           Signatures.....................................................  17


Part I   Financial Information
------

Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,     December 31,
                                                          1999           1998
                                                       -----------   ------------
                            ASSETS                     (unaudited)         *
Current assets:
  Cash and cash equivalents.........................  $  1,638,932   $  5,944,274
  Receivables, net..................................    35,550,619     35,350,150
  Other accounts receivable.........................     2,313,475      2,351,034
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............    10,071,331      4,254,591
  Prepaid expenses and other current assets.........     3,799,635      3,676,937
  Deferred income taxes.............................     1,006,066      1,006,066
                                                      ------------   ------------

    Total current assets............................    54,380,058     52,583,052

Property, plant and equipment, net..................    59,208,819     54,270,744
Investments in and advances to joint ventures, net..     4,071,404      4,131,406
Goodwill and other intangible assets, net...........    25,594,217     13,658,521
Deferred charges and other assets, net..............     1,686,763        804,933
Deferred income taxes...............................     3,085,976      3,085,976
                                                      ------------   ------------

                                                      $148,027,237   $128,534,632
                                                      ============   ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.............................  $  4,859,016   $ 10,947,148
  Accounts payable..................................    13,584,373     12,837,623
  Accrued expenses and other current liabilities....    15,639,625      5,856,300
  Unearned revenues.................................       299,987      3,380,477
  Waste processing and disposal liabilities.........       690,871      4,202,561
                                                      ------------   ------------

    Total current liabilities.......................    35,073,872     37,224,109

Convertible debenture...............................    12,100,585     11,821,582
Long-term debt......................................    19,657,727              -
Facility and equipment decontamination
 and decommissioning liabilities....................     8,184,594      7,824,447
Other noncurrent liabilities........................     1,474,852      1,363,822
                                                      ------------   ------------

    Total liabilities...............................    76,491,630     58,233,960
                                                      ------------   ------------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................    15,393,740     15,279,085
                                                      ------------   ------------

Stockholders' equity:
  Common stock......................................       142,277        142,257
  Capital in excess of par value....................    72,520,004     72,513,024
  Deficit...........................................   (10,989,116)   (14,742,524)
  Treasury stock, at cost...........................    (5,531,298)    (2,891,170)
                                                      ------------   ------------
    Total stockholders' equity......................    56,141,867     55,021,587
                                                      ------------   ------------

                                                      $148,027,237   $128,534,632
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


See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                  Three Months                  Six Months
                                                 Ended June 30,               Ended June 30,
                                           -------------------------   -------------------------
                                               1999          1998          1999          1998
                                           -----------    ----------   -----------    ----------
                                                          (Restated)                  (Restated)
Revenues................................   $41,692,417   $38,810,201   $80,577,671   $76,041,153
Cost of revenues........................    30,069,905    32,103,828    59,145,744    61,498,441
                                           -----------   -----------   -----------   -----------

Gross profit............................    11,622,512     6,706,373    21,431,927    14,542,712

Selling, general and
  administrative expenses...............     6,733,545     7,087,514    13,243,570    12,571,918
                                           -----------   -----------   -----------   -----------

Income (loss) from operations...........     4,888,967      (381,141)    8,188,357     1,970,794

Interest expense, net...................      (298,790)     (181,619)     (583,612)     (255,400)
                                           -----------   -----------   -----------   -----------

Income (loss) before income taxes
  (benefit) and proportionate share
  of loss of joint venture..............     4,590,177      (562,760)    7,604,745     1,715,394

Income taxes (benefit)..................     1,836,073      (226,147)    2,996,682       627,456
                                           -----------   -----------   -----------   -----------

Income (loss) before proportionate
  share of loss of joint venture........     2,754,104      (336,613)    4,608,063     1,087,938

Proportionate share of loss of joint
  venture...............................       (50,000)      (50,000)     (100,000)   (1,374,000)
                                           -----------   -----------   -----------   -----------

Income (loss) before cumulative effect
 of change in accounting principle......     2,704,104      (386,613)    4,508,063      (286,062)

Cumulative effect of change
 in accounting principle................             -             -             -      (420,000)
                                           -----------   -----------   -----------   -----------

Net income (loss) and
 comprehensive income (loss)............     2,704,104      (386,613)    4,508,063      (706,062)

Preferred stock dividends and
 charges for accretion..................       377,435       376,582       754,655       752,953
                                           -----------   -----------   -----------   -----------

Net income (loss) attributable to
 common shareholders....................   $ 2,326,669   $  (763,195)  $ 3,753,408   $(1,459,015)
                                           ===========   ===========   ===========   ===========

Basic net income (loss) per share.......   $      0.17   $     (0.06)  $       .28   $     (0.12)
                                           ===========   ===========   ===========   ===========

Diluted net income (loss) per share.....   $      0.14   $     (0.06)  $       .23   $     (0.12)
                                           ===========   ===========   ===========   ===========

Diluted weighted average
 common stock outstanding...............    13,454,926    12,830,071    13,582,581    12,820,783
                                           ===========   ===========   ===========   ===========

Diluted weighted average common
  stock and dilutive
  securities outstanding................    20,499,357    12,830,071    20,636,387    12,820,783
                                           ===========   ===========   ===========   ===========

See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         Six Months Ended June 30, 1999

                                  (Unaudited)

                                     Common Stock      Capital in                                    Total
                                     ------------      Excess of                     Treasury    Stockholders'
                                  Shares     Amount    Par Value       Deficit         Stock        Equity
                                  ------     ------    ----------      -------       --------    -------------
Balance, December 31, 1998     14,225,750   $142,257  $72,513,024   $(14,742,524)  $(2,891,170)  $55,021,587

Net income                                                             4,508,063                   4,508,063

Exercise of options and
warrants                            2,000         20        6,980                                      7,000

Treasury stock purchases                                                            (2,640,128)   (2,640,128)

Preferred dividends                                                     (640,000)                   (640,000)

Accretion of redeemable
preferred stock                                                         (114,655)                   (114,655)
                               ----------   --------  -----------   ------------   -----------   -----------
Balance, June 30, 1999         14,227,750   $142,277  $72,520,004   $(10,989,116)  $(5,531,298)  $56,141,867
                               ==========   ========  ===========   ============   ===========   ===========

See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                              Six months ended June 30,
                                                              -------------------------
                                                                 1999           1998
                                                              ------------  -----------
                                                                            (Restated)
Cash flows from operating activities:
  Net income (loss)........................................  $  4,508,063   $  (706,062)
  Adjustments to reconcile net income (loss) to............
    net cash provided by (used in) operating activities:
      Depreciation and amortization........................     2,393,189     2,646,424
         Accrued interest on convertible debenture.........       279,003       325,304
      Proportionate share of loss of joint venture.........       100,000     1,374,000
      Cumulative effect of change in accounting principle..             -       420,000
      Changes in operating items, net of effects from
      business acquired in 1999:
        Receivables........................................     2,037,090    (5,260,119)
        Cost in excess of billings.........................    (5,816,740)    4,314,218
        Prepaid expenses and other current assets..........        77,303      (126,540)
        Accounts payables, accrued expenses and
          other current liabilities........................     5,712,077      (642,632)
        Unearned revenues..................................    (3,080,490)   (4,848,154)
        Waste processing and disposal liabilities..........    (3,511,690)   (1,432,843)
        Facility and equipment decontamination and
         decommissioning liabilities.......................       360,147       459,604
                                                             ------------   -----------
Net cash provided by (used in) operations..................     3,057,952    (3,476,800)
                                                             ------------   -----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net .........    (3,398,600)   (4,049,180)
  Advances to joint ventures...............................       (40,002)      (16,853)
  Acquisition of Frank W. Hake Associates, LLC.............   (13,156,698)            -
  Other....................................................      (289,922)       40,851
                                                             ------------   -----------
      Net cash used in investing activities................   (16,885,222)   (4,025,182)
                                                             ------------   -----------

Cash flows from financing activities:
  Short-term borrowings (repayments), net..................    (6,088,132)    6,780,622
  Borrowings under long-term debt..........................    19,768,757             -
  Preferred stock dividends................................      (640,000)     (640,000)
  Proceeds from issuance of common stock...................         7,000       243,427
  Repurchase of treasury shares............................    (2,640,128)            -
  Deferred financing costs.................................      (885,569)            -
  Reduction of capital lease obligations...................             -       (25,804)
                                                             ------------   -----------
    Net cash provided by financing activities..............     9,521,928     6,358,245
                                                             ------------   -----------

Net decrease in cash and cash equivalents..................    (4,305,342)   (1,143,737)
Cash and cash equivalents at beginning of period...........     5,944,274     7,026,249
                                                             ------------   -----------
Cash and cash equivalents at end of period.................  $  1,638,932   $ 5,882,512
                                                             ============   ===========

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

2.   Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                   June 30,    December 31,
                     1999          1998
                  -----------  ------------
Raw materials...   $  235,253    $  202,087
Finished goods..    1,106,479     1,068,889
                   ----------    ----------
                   $1,341,732    $1,270,976
                   ==========    ==========

3.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,454,926 and 12,830,071 for the three months ended June 30, 1999 and 1998, respectively, and 13,582,581 and 12,820,783 for the six months ended June 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,499,357 and 12,830,071 for the three months ended June 30, 1999 and 1998, respectively, and 20,636,387 and 12,820,783 for the six months ended June 30, 1999 and 1998, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation. Conversion of the Company's convertible debentures and preferred stock is not assumed in the calculation of diluted EPS as the conversion is anti-dilutive.

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

The Company's segment information is as follows:

                                            Three Months Ended June 30, 1999
                           ------------------------------------------------------------------
                                                                   Unallocated
                              CWP           GWP           TS          Items      Consolidated
                           -----------  -----------   -----------  -----------   ------------
Revenues from              $19,699,951  $ 8,581,489   $13,410,977  $         -   $ 41,692,417
  external customers

Income from operations       2,836,823    1,848,599       203,545            -      4,888,967

Interest income                      -            -             -            -              -

Interest expense                     -            -             -     (298,790)      (298,790)

Depreciation and             1,402,400       50,095       100,205            -      1,552,700
  amortization
  expense

Proportionate share                  -            -             -      (50,000)       (50,000)
  of losses of joint
  ventures

Income tax expense                   -            -             -    1,836,073      1,836,073

Investments in and                   -            -             -    4,071,404      4,071,404
  advances to joint
  ventures

Capital expenditure          2,785,076       10,380        30,782      572,362      3,398,600
  for additions to
  long-lived assets

Total assets                87,586,962   19,623,670    21,283,071   19,533,534    148,027,237

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                           Three Months Ended June 30, 1998
                         --------------------------------------------------------------------
                                                                   Unallocated
                             CWP          GWP            TS           Items      Consolidated
                         -----------  -----------    -----------   -----------   ------------
Revenues from            $17,967,551  $ 6,905,982    $13,936,668   $         -   $ 38,810,201
  external customers

Income (loss) from         1,088,700     (451,800)    (1,018,041)            -       (381,141)
  operations

Interest income                    -            -              -        60,000         60,000

Interest expense                   -            -              -      (241,619)      (241,619)

Depreciation and           1,203,090      162,846        139,094             -      1,505,030
  amortization
  expense

Proportionate share                -            -              -       (50,000)       (50,000)
  of losses of joint
  ventures

Income tax expense                 -            -              -      (226,147)      (226,147)

Investments in and                 -            -              -     5,005,378      5,005,378
  advances to joint
  ventures

Capital expenditure        2,005,154    1,579,180        238,902       225,944      4,049,180
  for additions to
  long-lived assets

Total assets              61,730,117   21,804,242     28,348,165    20,585,538    132,468,062

                                            Six Months Ended June 30, 1999
                         --------------------------------------------------------------------
                                                                   Unallocated
                             CWP          GWP            TS           Items      Consolidated
                         -----------  -----------    -----------   -----------   ------------
Revenues from            $37,268,346   $18,058,178   $25,251,147  $         -   $ 80,577,671
  external customers

Income from operations     4,864,383     2,736,001       587,973            -      8,188,357

Interest income                    -             -             -            -              -

Interest expense                   -             -             -     (583,612)      (583,612)

Depreciation and           2,092,589       100,190       200,410            -      2,393,189
  amortization
  expense

Proportionate share                -             -             -     (100,000)      (100,000)
  of losses of joint
  ventures

Income tax expense                 -             -             -    2,996,682      2,996,682

Investments in and                 -             -             -    4,071,404      4,071,404
  advances to joint
  ventures

Capital expenditure        2,785,076        10,380        30,782      572,362      3,398,600
  for additions to
  long-lived assets

Total assets              87,586,962    19,623,670    21,283,071   19,533,534    148,027,237

                      GTS DURATEK, INC. AND SUBSIDIARIES

                                            Six Months Ended June 30, 1998
                         --------------------------------------------------------------------
                                                                   Unallocated
                            CWP           GWP            TS           Items      Consolidated
                         -----------   -----------   -----------   -----------   ------------
Revenues from            $36,857,751   $12,707,182   $26,476,220   $         -   $ 76,041,153
  external customers

Income (loss) from         2,470,200       445,635      (945,041)            -      1,970,794
  operations

Interest income                    -             -             -       173,300        173,300

Interest expense                   -             -             -      (428,700)      (428,700)

Depreciation and           2,115,497       286,346       244,581             -      2,646,424
  amortization
  expense

Proportionate share                -             -             -    (1,374,000)    (1,374,000)
  of losses of joint
  ventures

Income tax expense                 -             -             -       627,456        627,456

Investments in and                 -             -             -     5,005,378      5,005,378
  advances to joint
  ventures

Capital expenditure        2,005,154     1,579,180       238,902       225,944      4,049,180
  for additions to
  long-lived assets

Total assets              61,730,117    21,804,242    28,348,165    20,585,538    132,468,062

5.   Start-up costs

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three and six months ended June 30, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. For the three months ended June 30, 1998, the restatement increased net income by $32,097. For the six months ended June 30, 1998, the restatement increased income before proportionate share of loss of joint venture by $64,194, decreased income before cumulative effect of change in accounting principles by $1,209,806 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,629,806. In addition, net income (loss) per share was reduced by $0.13 per share.

6.   Acquisition of Frank W. Hake Associates, L.L.C.

On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, L.L.C. ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash and the assumption of $500,000 of indebtedness of Hake. The Company paid the cash portion of the purchase price out of available cash, principally from its credit facility with its bank. Hake is a specialist in the storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at their licensed facility in Memphis, Tennessee.

                       GTS DURATEK, INC. AND SUBSIDIARIES

As the acquisition was effective as of June 30, 1999, the Company's results of operations for the six months ended June 30, 1999 do not include the results of Hake. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of approximately $18 million, which includes liabilities assumed and transaction costs, exceeded the fair value of Hake's tangible assets by approximately $12.1 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

The aggregate purchase price for Hake was as follows:

             Cash paid                                                                      $12,957,682
             Liabilities assumed                                                              4,818,000
             Transaction costs                                                                  199,016
                                                                                            -----------

                                                                                            $17,974,698
                                                                                            ===========

The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

             Accounts receivable                                                            $ 2,200,000
             Property, plant and equipment                                                    3,500,000
             Goodwill and other intangible assets                                            12,074,698
             Other assets                                                                       200,000
                                                                                            -----------
                                                                                            $17,974,698
                                                                                            ===========

Revenues from Hake, on an annualized basis, are expected to be approximately $15 million.

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

     As of February 1999, the Company completed the contract to vitrify 660,000 gallons of mixed waste sludge at its M-Area processing plant located at the DOE's Savannah River Site.

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

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three and six month ended June 30, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. For the three months ended June 30, 1998, the restatement increased net income by $32,097. For the six months ended June 30, 1998, the restatement increased income before proportionate share of loss of joint venture by $64,194, decreased income before cumulative effect of change in accounting principles by $1,209,806 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,629,806. In addition, net income (loss) per share was reduced by $0.13 per share.

     On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, L.L.C. ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash and the assumption of $500,000 of indebtedness of Hake. Hake is a specialist in the storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at their licensed facility in Memphis, Tennessee.

          The Company paid the cash portion of the purchase price out of available cash, principally from its credit facility with its bank. Under this facility, the Company has an acquisition line of credit to finance acquisitions or stock repurchases providing for borrowings up to $20 million. Borrowings under the line of credit bear interest at the LIBOR rate plus 2.25%.

                       GTS DURATEK, INC. AND SUBSIDIARIES

Results of Operations

Three Months Ended June 30, 1998 as compared to Three Months Ended June 30,
1999.

     Revenues increased by $2.9 million or 7.4% from $38.8 million in 1998 as compared to $41.7 million in 1999. The increase was primarily attributable to a $3.2 million increase in government waste processing services revenues, a $1.0 million increase in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas, and a $700,000 increase in revenues in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee. The increase was partially offset by a $2.0 million decrease in technical support services revenues. The increase in revenues from government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters. The increase in revenues at the DuraTherm facility was the result of higher processing volumes and higher average prices as compared to the same period in 1998. The increase in revenues at the Bear Creek facility was the result of higher waste processing volumes as compared to the same period in 1998. The decline in revenues from technical support services was the result of less power plant outages being scheduled in the second quarter of 1999 as compared to the same period in 1998.

     Gross profit increased by $4.9 million from $6.7 million in 1998 to $11.6 million in 1999. Government waste processing, the Bear Creek facility, and the DuraTherm facility accounted for increases in gross profit of $2.7 million, $2.1 million and $500,000, respectively. The increase was partially offset by a decrease in gross profit from technical services of $400,000. The increase in gross profit in government waste processing was the result of increased revenues previously mentioned at comparable gross margins. The increase in gross profit at the Bear Creek facility was the result of higher processing volumes and a change in product mix. The increase in gross profit at the DuraTherm facility was the result of higher processing volumes and performance on higher margin contracts. The decrease in gross profit from technical support services was the result of decreased revenues previously mentioned at comparable gross margins. As a percentage of revenues, gross profit increased from 17.3% in 1998 to 27.9% in 1999.

     Selling, general and administrative expenses decreased by $400,000 or 5.0% from $7.1 million in 1998 to $6.7 million in 1999. As a percentage of revenues, selling general and administrative expenses decreased from 18.3% in 1998 to 16.2% in 1999.

     Interest expense, net increased by $117,000 from 1998 to 1999. The increase was the result of increased borrowings required to fund working capital needs.

     Income taxes (benefit) increased from a benefit of $226,000 in 1998 to expense of $1.8 million in 1999. The Company is accruing income taxes (benefit) at full statutory rates.

Six Months Ended June 30, 1998 as compared to Six Months Ended June 30, 1999.

     Revenues increased by $4.5 million or 6.0% from $76.0 million in 1998 to $80.5 million in 1999. The increase was primarily attributable to a $6.8 million increase in government waste processing services revenues and a $2.5 million increase in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas. The increase was partially offset by a $2.7 million decrease in revenues in technical support services revenues and a $2.1 million decrease in revenues in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee. The increase in revenues from government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters. The increase in revenues at the DuraTherm facility was the result of higher processing volumes and higher average prices as compared to the same period in 1998. The decline in revenues from technical support services was primarily the result of less power plant outages being scheduled in the second quarter of

                       GTS DURATEK, INC. AND SUBSIDIARIES

1999 as compared to the same period in 1998 and work performed during 1998 on a large decontamination and decommissioning project. The decrease in revenues at the Bear Creek facility was primarily the result of lower waste processing volumes attributable to less power plant outages being scheduled in 1999 as compared to the same period in 1998.

     Gross profit increased by $6.9 million from $14.5 million in 1998 to $21.4 million in 1999. Government waste processing, the Bear Creek facility, the DuraTherm facility and technical support services accounting for increases in gross profit of $3.5 million , $1.8 million, $1.2 million and $400,000 respectively. The increase in gross profit in government waste processing was the result of increased revenues previously mentioned at comparable gross margins. The increase in gross profit at the Bear Creek facility was primarily the result of a change in product mix. The increase in gross profit at the DuraTherm facility was the result of higher processing volumes and performance on higher margin contracts. The increase in gross profit from technical support services was principally the result of performance of higher margin consulting services contracts as compared to the same period in 1998. As a percentage of revenues, gross profit increased from 19.1% in 1998 to 26.6% in 1999.

     Selling, general and administrative expenses increased by $600,000 or 5.3% from $12.6 million in 1998 to $13.2 million in 1999. As a percentage of revenues, selling general and administrative expenses decreased from 16.5% in 1998 to 16.4% in 1999.

     Interest expense, net increased by $328,000 from 1998 to 1999. The increase was the result of increased borrowings required to fund working capital needs.

     Income taxes increased by $2.4 million from 1998 to 1999. The Company's effective tax rate was 36.5% in 1998 as compared to 39.4% in 1999.

Liquidity and capital resources

     In February 1999, the Company obtained a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable as defined in the credit agreement, to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Borrowings under the old credit facility were repaid from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, or at the LIBOR rate plus 2.25%. The rate is subject to adjustment after June 30, 1999, depending upon the Company's ratio of debt to operating income. At June 30, 1999, the Company had $4.8 million outstanding under the revolving line of credit and $19.7 million outstanding under the acquisition line of credit. Under this credit facility, the Company's bank has also issued letters of credit in the aggregate amount of $17.8 million to the State of Tennessee to provide for security for SEG's obligation to clean and remediate the Bear Creek facility upon its closure. The new credit facility has a five year term.

     The Company believes cash flows from operations and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

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

                       GTS DURATEK, INC. AND SUBSIDIARIES

of remedies, (iii) testing of such remedies and (iv) the preparation of contingency plans to deal with the worst case scenarios.

     Information Systems - The Company maintains information systems at each of its operating divisions. Information systems at all of these locations have been assessed. Information systems in Columbia, MD and Oak Ridge, TN have been certified by the hardware and software manufacturers as Year 2000 compliant. The Company has remediated information systems in San Leon, TX and Pittsburgh, PA. The Company is monitoring software and hardware Year 2000 patches and information as it relates to all current and future systems.

     Non-Information Systems - The Company has completed its assessment of the Year 2000 issue with respect to critical non-information systems. Remediation of critical non-information systems has been completed. Programmable Logic Controller (PLC) devices identified throughout the organization have been prioritized. Replacement, remediation and contingency plans will be in place by October 1999.

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

     Costs Related to the Year 2000 Issue - To date the Company has incurred $260,000 to remediate its Year 2000 issues and expects to incur an additional $150,000 to complete the remediation and testing of the PLC devices. Costs to remediate the non-information systems are expected to be approximately $500,000.

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

                       GTS DURATEK, INC. AND SUBSIDIARIES

Item 3.  Quantitative and Qualitative Information about Market Risk

     The Company's major market risk is to changing interest rates. As of June 30, 1999, the Company had floating rate long-term debt of $19.7 million and floating short-term rate debt of $4.8 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          At the Company's Annual Meeting of Stockholders held on May 19, 1999 the following matters were voted upon:

          a. Daniel A. D'Aniello, Earle C. Williams, J.A. Fred Brothers and Dr. Francis J. Harvey were elected to serve as directors of the Company by the convertible preferred stockholders for a one-year term. Admiral James D. Watkins, George V. McGowan and Robert E. Prince were elected to serve as directors for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

          b. The proposal to approve an amendment to the Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share, to extend the mandatory redemption date from January 24, 2002 to February 5, 2004 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 8,882,633 for and 543,479 against. The Annual Meeting of Stockholders was adjourned with respect to the vote on this matter by the convertible preferred stockholders, voting together as a separate class. The matter was subsequently approved by the unanimous vote of the holders of the Convertible Preferred Stock.

          c. The proposal to reappoint KPMG LLP as the Company's independent auditors for the year ending December 31, 1999 was adopted by a vote of 12,864,835 for and 53,728 against this proposal.

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

     The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. In addition, the Company's future operating results are dependent upon the timing and award of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to integrate acquired

                       GTS DURATEK, INC. AND SUBSIDIARIES

businesses, including the Company's most resent acquisition of Hake; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

Item 6.  Exhibits and Reports on Form 8-K

         a.     Exhibits
                --------

                See accompanying Index to Exhibits

         b.     Reports
                -------

                None.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                                 June 30, 1999

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.



Dated:    August 13, 1999     BY: /s/ Robert F. Shawver
                                  ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    August 13, 1999     BY: /s/ Craig T. Bartlett
                                  -----------------------------
                                  Craig T. Bartlett
                                  Treasurer

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

10.13 Amended and Restated Credit Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit (c)(2) of Registrant's Current Report on Form 8-K filed on February 1, 1999. (File No. 0-14292).

10.14 Amended and Restated Security Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit (c)(2) of Registrant's Current Report on Form 8-K filed on February 1, 1999. (File No. 0-14292).

10.15 Purchase and Sale Agreement between HakeTenn, Inc. George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292).

 27.1 Financial Data Schedule.  (filed herewith)