Form 10-Q
period 1999-09-30
GTS DURATEK INC
filed 1999-11-15
CIK 785186

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ________________

                                   FORM 10-Q

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended September 30, 1999

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

Number of shares outstanding of each of the issuer's classes of common stock as of November 4, 1999:


     Common Stock, par value $0.01 per share                 13,275,943 shares

                       GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
                                                                         ----
Part I     Financial Information
------

Item 1.    Financial Statements

           Consolidated Condensed Balance Sheets
              as of September 30, 1999 and December 31, 1998............   1

           Consolidated Condensed Statements of Operations for the Three
              and Nine Months Ended September 30, 1999 and 1998.........   2

           Consolidated Condensed Statement of Changes in Stockholders'
              Equity for the Nine Months Ended September 30, 1999.......   3

           Consolidated Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 1999 and 1998.............   4

           Notes to Condensed Consolidated Financial Statements.........   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations....................................  10

Item 3.    Quantitative and Qualitative Information About
           Market Risk..................................................  13

           Qualification Relating to Financial Information..............  14


Part II    Other Information
-------

Item 1.    Legal Proceedings............................................  14

Item 5.    Other Information............................................  14

Item 6.    Exhibits and Reports on Form 8-K.............................  15

           Signatures...................................................  16


Part I   Financial Information
------
Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                      September 30,   December 31,
                                                          1999           1998
                                                      -------------   ------------
                                ASSETS                 (unaudited)         *
Current assets:
  Cash and cash equivalents.........................   $  1,854,876   $  5,944,274
  Receivables, net..................................     37,874,021     35,350,150
  Other accounts receivable.........................      3,574,737      2,351,034
  Costs and estimated earnings in excess of
    billings on uncompleted contracts...............      9,130,432      4,254,591
  Prepaid expenses and other current assets.........      6,019,292      3,676,937
  Deferred income taxes.............................      1,006,066      1,006,066
                                                       ------------   ------------

    Total current assets............................     59,459,424     52,583,052

Property, plant and equipment, net..................     59,586,850     54,270,744
Investments in and advances to joint ventures, net..      4,021,404      4,131,406
Goodwill and other intangible assets, net...........     25,525,952     13,658,521
Deferred charges and other assets, net..............      1,703,150        804,933
Deferred income taxes...............................      3,085,976      3,085,976
                                                       ------------   ------------

                                                       $153,382,756   $128,534,632
                                                       ============   ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings.............................   $  9,200,000   $ 10,947,148
  Accounts payable..................................     13,947,018     12,837,623
  Accrued expenses and other current liabilities....     12,724,120      5,856,300
  Unearned revenues.................................      1,511,115      3,380,477
  Waste processing and disposal liabilities.........      1,886,902      4,202,561
                                                       ------------   ------------

     Total current liabilities......................     39,269,155     37,224,109

Convertible debenture...............................     12,261,336     11,821,582
Long-term debt......................................     19,200,000              -
Facility and equipment decontamination
 and decommissioning liabilities....................      8,310,873      7,824,447
Other noncurrent liabilities........................      1,392,452      1,363,822
                                                       ------------   ------------
     Total liabilities..............................     80,433,816     58,233,960
                                                       ------------   ------------

Redeemable preferred stock
  (Liquidation value $16,320,000)...................     15,450,485     15,279,085
                                                       ------------   ------------

Stockholders' equity:
  Common stock......................................        143,557        142,257
  Capital in excess of par value....................     72,842,124     72,513,024
  Deficit...........................................     (8,455,283)   (14,742,524)
  Treasury stock, at cost...........................     (7,031,943)    (2,891,170)
                                                       ------------   ------------
    Total stockholders' equity......................     57,498,455     55,021,587
                                                       ------------   ------------

                                                       $153,382,756   $128,534,632
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

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                Three Months                Nine Months
                                            Ended September 30,           Ended September 30,
                                        --------------------------  ---------------------------
                                            1999          1998          1999           1998
                                        ------------  ------------  -------------  ------------
                                                       (Restated)                   (Restated)

Revenues..............................  $44,777,734   $39,390,989   $125,355,405   $115,432,142
Cost of revenues......................   31,840,713    29,610,260     90,986,457     91,108,701
                                        -----------   -----------   ------------   ------------

Gross profit..........................   12,937,021     9,780,729     34,368,948     24,323,441

Selling, general and
  administrative expenses.............    7,052,540     6,361,906     20,296,110     18,933,824
                                        -----------   -----------   ------------   ------------

Income from operations................    5,884,481     3,418,823     14,072,838      5,389,617

Interest expense, net.................     (948,674)     (207,840)    (1,532,286)      (463,240)
                                        -----------   -----------   ------------   ------------

Income before income taxes
  and proportionate share
  of loss of joint venture............    4,935,807     3,210,983     12,540,552      4,926,377

Income taxes..........................    1,974,323     1,240,044      4,971,005      1,867,500
                                        -----------   -----------   ------------   ------------

Income before proportionate
  share of loss of joint venture......    2,961,484     1,970,939      7,569,547      3,058,877

Proportionate share of loss of joint
  venture.............................      (50,000)      (50,000)      (150,000)    (1,424,000)
                                        -----------   -----------   ------------   ------------

Income before cumulative effect
 of change in accounting principle....    2,911,484     1,920,939      7,419,547      1,634,877

Cumulative effect of change
 in accounting principle..............            -             -              -       (420,000)
                                        -----------   -----------   ------------   ------------

Net income and comprehensive income...    2,911,484     1,920,939      7,419,547      1,214,877

Preferred stock dividends and
 charges for accretion................      377,651       376,794      1,132,306      1,129,747
                                        -----------   -----------   ------------   ------------
Net income attributable to
 common shareholders..................  $ 2,533,833   $ 1,544,145   $  6,287,241   $     85,130
                                        ===========   ===========   ============   ============

Basic net income per share............        $0.19         $0.12          $0.47          $0.01
                                        ===========   ===========   ============   ============

Diluted net income per share..........        $0.15         $0.09          $0.37          $0.07
                                        ===========   ===========   ============   ============

Basic weighted average
 common stock outstanding.............   13,183,653    13,223,594     13,449,605     12,995,053
                                        ===========   ===========   ============   ============

Diluted weighted average common
  stock and dilutive
  securities outstanding..............   20,208,566    20,838,002     20,493,780     14,234,122
                                        ===========   ===========   ============   ============

See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      Nine Months Ended September 30, 1999

                                  (Unaudited)


                                    Common Stock
                               ----------------------   Capital in                                   Total
                                                       Excess of                     Treasury     Stockholders'
                               Shares          Amount   Par Value      Deficit        Stock          Equity
                               ----------------------  -----------  ------------   ------------  --------------
Balance, December 31, 1998      14,225,750   $142,257  $72,513,024  $(14,742,524)  $(2,891,170)  $55,021,587
Net income                               -          -            -     7,419,547             -     7,419,547
Exercise of options and                                                        -             -
warrants                           130,000      1,300      329,100                                   330,400
Treasury stock purchases                 -          -            -             -    (4,140,773)   (4,140,773)
Preferred dividends                      -          -            -      (960,000)            -      (960,000)
Accretion of redeemable                  -          -            -                           -
 preferred stock                                                        (172,306)                   (172,306)
                                ----------   --------  -----------  ------------   -----------   -----------
Balance, September 30, 1999     14,355,750   $143,557  $72,842,124  $ (8,455,283)  $(7,031,943)  $57,498,455
                                ==========   ========  ===========  ============   ===========   ===========



See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                            Nine months ended September 30,
                                                            -------------------------------
                                                                  1999          1998
                                                             ------------   -----------
Cash flows from operating activities:                                        (Restated)
  Net income...............................................  $  7,419,547   $ 1,214,877
  Adjustments to reconcile net income to...................
    net cash provided by (used in) operating activities:
      Depreciation and amortization........................     4,094,681     3,316,369
      Accrued interest on convertible debenture............       439,754       488,716
      Proportionate share of loss of joint venture.........       150,000     1,424,000
      Cumulative effect of change in accounting principle..             -       420,000
      Changes in operating items, net of effects from
      business acquired in 1999:
        Receivables........................................    (1,547,574)      335,488
        Cost in excess of billings.........................    (4,875,841)    2,095,521
        Prepaid expenses and other current assets..........    (2,142,355)     (785,444)
        Accounts payables, accrued expenses and
          other current liabilities........................     2,948,926       (69,515)
        Unearned revenues..................................    (1,869,362)   (6,260,068)
        Waste processing and disposal liabilities..........    (2,315,659)   (6,359,062)
        Facility and equipment decontamination and
         decommissioning liabilities.......................       486,426       425,917
                                                             ------------   -----------
Net cash provided by (used in) operations..................     2,788,543    (3,753,201)
                                                             ------------   -----------

Cash flows from investing activities:......................
  Additions to property, plant and equipment, net .........    (5,033,207)   (6,131,511)
  Advances to joint ventures...............................       (39,998)      (37,976)
  Acquisition of Frank W. Hake Associates, LLC.............   (13,156,698)            -
  Other....................................................        (7,607)      379,452
                                                             ------------   -----------
      Net cash used in investing activities................   (18,237,510)   (5,790,035)
                                                             ------------   -----------

Cash flows from financing activities:
  Short-term borrowings (repayments), net..................    (1,747,148)    4,963,384
  Borrowings under long-term debt..........................    20,000,000             -
  Repayments under long-term debt..........................    (1,060,280)            -
  Preferred stock dividends................................      (960,000)     (960,000)
  Proceeds from issuance of common stock...................       330,400     4,817,735
  Repurchase of treasury shares............................    (4,140,773)     (318,759)
  Deferred financing costs.................................    (1,062,630)            -
  Reduction of capital lease obligations...................             -      (102,861)
                                                             ------------   -----------
    Net cash provided by financing activities..............    11,359,569     8,399,499
                                                             ------------   -----------

Net decrease in cash and cash equivalents..................    (4,089,398)   (1,143,737)
Cash and cash equivalents at beginning of period...........     5,944,274     7,026,249
                                                             ------------   -----------
Cash and cash equivalents at end of period.................  $  1,854,876   $ 5,882,512
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

2.    Inventories

     Inventories, consisting of material, labor and overhead, are classified as follows:

                  September 30,  December 31,
                      1999           1998
                  -------------  ------------

Raw materials...     $  235,253    $  202,087
Finished goods..      1,106,479     1,068,889
                     ----------    ----------
                     $1,341,732    $1,270,976
                     ==========    ==========

3.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,183,653 and 13,223,594 for the three months ended September 30, 1999 and 1998, respectively, and 13,449,605 and 12,995,053 for the nine months ended September 30, 1999 and 1998, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,208,566 and 20,838,002 for the three months ended September 30, 1999 and 1998, respectively, and 20,493,780 and 14,234,122 for the nine months ended September 30, 1999 and 1998, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation.

4.   Segment reporting

     The Company has three primary segments (i) commercial waste processing,
(ii) government waste processing and (iii) technical services. Below is a brief description of each of the segments:

1.   Commercial Waste Processing (CWP)   The Company conducts its commercial
     waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; and thermal desorption. Commercial waste processing customers primarily include commercial nuclear utilities and petrochemical companies.

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

The Company's segment information is as follows:


                                As of and for the Three Months Ended September 30, 1999
                        ---------------------------------------------------------------------
                                                                   Unallocated
                              CWP           GWP           TS          Items      Consolidated
                        --------------  -----------  ------------  ------------  ------------
Revenues from
  external customers       $21,825,738  $ 9,633,982   $13,318,014  $         -   $ 44,777,734

Income from operations       4,322,363      846,316       715,802            -      5,884,481

Interest expense                     -            -             -     (948,674)      (948,674)

Depreciation and
  amortization
  expense                    1,138,824       53,023       382,217      127,428      1,701,492

Proportionate share
  of losses of joint
  ventures                           -            -             -      (50,000)       (50,000)

Income tax expense                   -            -             -    1,974,323      1,974,323

Investments in and
  advances to joint
  ventures                           -            -             -    4,021,404      4,021,404

Capital expenditure
  for additions to
  long-lived assets          1,340,066       53,120       223,772       17,649      1,634,607

Total assets                92,715,853   23,047,118    20,691,310   16,928,475    153,382,756

                       GTS DURATEK, INC. AND SUBSIDIARIES

                              As of and for the Three Months Ended September 30, 1998
                      ---------------------------------------------------------------------
                                                                 Unallocated
                            CWP           GWP           TS          Items      Consolidated
                      ---------------------------------------------------------------------
Revenues from
  external customers     $16,278,500   $10,012,364  $13,100,125  $         -   $ 39,390,989

Income from
  operations               2,100,300       821,498      497,025            -      3,418,823

Interest expense                   -             -            -     (207,840)      (207,840)

Depreciation and
  amortization
  expense                    534,768        73,280       61,897            -        669,945

Proportionate share
  of losses of joint
  ventures                         -             -            -      (50,000)       (50,000)

Income tax expense                 -             -            -    1,240,044      1,240,044

Investments in and
  advances to joint
  ventures                         -             -            -    4,976,502      4,976,502

Capital expenditure
  for additions to
  long-lived assets          359,602       220,018    1,475,470       27,241      2,082,331

Total assets              66,064,779    29,515,703   16,898,522   17,460,497    129,939,501


                                     For the Nine Months Ended September 30, 1999
                        -----------------------------------------------------------------------
                                                                   Unallocated
                             CWP           GWP            TS          Items       Consolidated
                        -----------------------------------------------------------------------
Revenues from
  external customers     $59,094,083   $27,692,161   $38,569,161  $         -    $125,355,405

Income from operations     9,186,746     3,582,315     1,303,777            -      14,072,838

Interest income                    -             -             -            -               -

Interest expense                   -             -             -    1,532,286       1,532,286

Depreciation and
  amortization
  expense                  3,231,413       153,212       582,628      127,428       4,094,681

Proportionate share
  of losses of joint
  ventures                         -             -             -     (150,000)       (150,000)

Income tax expense                 -             -             -    4,971,005       4,971,005

Investments in and
  advances to joint
  ventures                         -             -             -    4,021,404       4,021,404

Capital expenditure
  for additions to
  long-lived assets        4,125,142        63,500       254,554      590,011       5,033,207

Total assets              92,715,853    23,047,118    20,691,310   16,928,475     153,382,756

GTS DURATEK, INC. AND SUBSIDIARIES

                                     For the Nine Months Ended September 30, 1998
                      -----------------------------------------------------------------------
                                                                  Unallocated
                            CWP           GWP            TS          Items       Consolidated

                      -----------------------------------------------------------------------
Revenues from
  external customers     $53,136,251   $22,719,546  $39,576,345   $         -    $115,432,142

Income (loss) from
  operations               4,570,500     1,267,133     (448,016)            -       5,389,617

Interest income                    -             -            -       173,300         173,300

Interest expense                   -             -            -      (636,540)       (636,540)

Depreciation and
  amortization
  expense                  2,650,265       359,626      306,478             -       3,316,369

Proportionate share
  of losses of joint
  ventures                         -             -            -    (1,424,000)     (1,424,000)

Income tax expense                 -             -            -     1,867,500       1,867,500

Investments in and
  advances to joint
  ventures                         -             -            -     4,976,502       4,976,502

Capital expenditure
  for additions to
  long-lived assets        2,364,756     1,799,198    1,714,372       253,185       6,131,511

Total assets              66,064,779    29,515,703   16,898,522    17,460,497     129,939,501



5.   Start-up costs

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three and nine months ended September 30, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. For the three months ended September 30, 1998, the restatement increased net income by $32,097. For the nine months ended September 30, 1998, the restatement increased income before proportionate share of loss of joint venture by $96,291, decreased income before cumulative effect of change in accounting principles by $1,177,709 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,597,733. In addition, diluted net income (loss) per share was reduced by $0.05 per share.

6.   Acquisition of Frank W. Hake Associates, L.L.C.

     On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, L.L.C. ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash and the assumption of certain liabilities. The Company paid the cash portion of the purchase price out of available cash, principally from its credit facility with its bank. Hake is a specialist in the storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at their licensed facility in Memphis, Tennessee.

                       GTS DURATEK, INC. AND SUBSIDIARIES

The aquisition was effective as of June 30, 1999. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of approximately $18 million, which includes liabilities assumed and transaction costs, exceeded the fair value of Hake's tangible assets by approximately $12.1 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

The aggregate purchase price for Hake was as follows:

  Cash paid                                $12,957,682
  Liabilities assumed                        4,638,281
  Transaction costs                            199,016
                                           -----------
                                           $17,794,979
                                           ===========

The aggregate purchase price was allocated to acquired assets based upon their estimated fair values as follows:

   Current Assets                          $ 2,261,682
   Due from Hake - estimated post
    closing adjustment                         900,000
   Property, plant and equipment             3,500,000
   Goodwill and other intangible assets     11,033,297
   Other assets                                100,000
                                           -----------
                                           $17,794,979
                                           ===========

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

     In the fourth quarter of 1998, the Company and its 45% owned subsidiary, DuraChem, Inc. ("DuraChem") adopted the provisions of SOP 98-5 "Reporting on the Costs of Start-Up Activities," which requires companies to expense start-up expenses as incurred. The SOP requires that a company adopt the provisions effective as of the first day of the year in the year of adoption. Accordingly, the Company has restated the condensed consolidated statements of operations and cash flows for the three and nine month ended September 30, 1998. In connection with the adoption, the Company recognized $1,274,000, its proportionate share of DuraChem's adoption of the SOP, as proportionate share of loss of joint venture and $420,000 as the cumulative effect of the Company's change in accounting principle. Each amount is net of applicable income tax benefit. For the three months ended September 30, 1998, the restatement increased net income by $32,097. For the nine months ended September 30, 1998, the restatement increased income before proportionate share of loss of joint venture by $96,291, decreased income before cumulative effect of change in accounting principles by $1,177,709 and decreased net income (loss) and net income (loss) attributable to common shareholders by $1,597,733. In addition, diluted net income (loss) per share was reduced by $0.05 per share.

     On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, L.L.C. ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash and the assumption of certain liabilities. Hake is a specialist in the storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at their licensed facility in Memphis, Tennessee.

     The Company paid the cash portion of the purchase price out of available cash, principally from its credit facility with its bank. Under this facility, the Company has an acquisition line of credit to finance acquisitions or stock repurchases providing for borrowings up to $20 million. Borrowings under the line of credit bear interest at the LIBOR rate plus 2.25%.

                       GTS DURATEK, INC. AND SUBSIDIARIES


Results of Operations

Three Months Ended September 30, 1998 as compared to Three Months Ended September 30, 1999.

     Revenues increased by $5.4 million, or 13.7%, from $39.4 million in 1998 as compared to $44.8 million in 1999. The increase was primarily attributable to a $4.3 million increase in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee, a $1.3 million increase in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas, and a $600,000 increase in technical support services revenues. The increase was partially offset by an $800,000 decrease in revenues in government waste processing services. The increase in revenues at the Bear Creek facility was the result of higher waste processing volumes from several decommissioning projects as compared to the same period in 1998. The increase in revenues at the DuraTherm facility was the result of higher waste processing volumes as compared to the same period in 1998. The increase in revenues from technical support services was the result of increased consulting services over the same period in the prior year. The decrease in government waste processing services was primarily the result of the type of work performed on the River Protection Project contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters during the 1998 period as compared to the current period. The decrease is attributable to higher revenue from the construction phase of the contract, which was performed in the prior year period and completed in December 1998, as compared to the operations phase of the contract being performed in the current period.

     Gross profit increased by $3.1 million from $9.8 million in 1998 to $12.9 million in 1999. The Bear Creek facility, technical support services and the DuraTherm facility accounted for increases in gross profit of $2.2 million, $600,000 and $400,000, respectively. The increase was partially offset by a decrease in gross profit from government waste processing of $100,000. The increase in gross profit at the Bear Creek facility was the result of higher processing volumes and a change in product mix. The increase in gross profit at the DuraTherm facility was the result of higher processing volumes and performance on higher margin contracts. The increase in gross profit from technical support services was the result of performance on higher margin consulting contracts. The decrease in gross profit in government waste processing was the result of decreased revenues previously mentioned at comparable gross margins. As a percentage of revenues, gross profit increased from 24.8% in 1998 to 28.9% in 1999.

     Selling, general and administrative expenses increased by $690,000 or 10.9% from $6.4 million in 1998 to $7.1 million in 1999. As a percentage of revenues, selling general and administrative expenses decreased from 16.2% in 1998 to 15.8% in 1999.

     Interest expense, net increased by $741,000 from 1998 to 1999. The increase was the result of increased borrowings required to fund working capital needs and the acquisition of Hake.

     Income taxes increased from $1.2 million in 1998 to $2.0 million in 1999. The Company is accruing income taxes at full statutory rates.

                       GTS DURATEK, INC. AND SUBSIDIARIES


Nine Months Ended September 30, 1998 as compared to Nine Months Ended September 30, 1999.

     Revenues increased by $9.9 million, or 8.6%, from $115.4 million in 1998 to $125.3 million in 1999. The increase was primarily attributable to a $6.0 million increase in government waste processing services revenues, $3.9 million increase in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas, and a $2.1 million increase in revenues in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee. The increase was partially offset by a $2.1 million decrease in revenues in technical support services. The increase in revenues from government waste processing services was primarily the result of work performed on the River Protection Project contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters. The increase in revenues at the DuraTherm facility was the result of higher processing volumes and higher average prices as compared to the same period in 1998. The increase in revenues at the Bear Creek facility was primarily the result of higher waste processing volumes attributable to several decommissioning projects as compared to the same period in 1998. The decline in revenues from technical support services was primarily the result of less power plant outages being scheduled in 1999 as compared to the same period in 1998.

     Gross profit increased by $10.0 million from $24.3 million in 1998 to $34.3 million in 1999. The Bear Creek facility, government waste processing, the DuraTherm facility, and technical support services accounted for increases in gross profit of $4.0 million, $3.4 million, $1.6 million and $1.0 million respectively. The increase in gross profit at the Bear Creek facility was primarily the result of a change in the mix of waste processing services performed. The increase in gross profit in government waste processing was the result of increased revenues previously mentioned at comparable gross margins. The increase in gross profit at the DuraTherm facility was the result of higher processing volumes and performance on higher margin contracts. The increase in gross profit from technical support services was principally the result of performance on higher margin consulting services contracts as compared to the same period in 1998. As a percentage of revenues, gross profit increased from 21.1% in 1998 to 27.4% in 1999.

     Selling, general and administrative expenses increased by $1.4 million  or
7.2 % from $18.9 million in 1998 to $20.3 million in 1999. As a percentage of revenues, selling general and administrative expenses decreased from 16.4% in 1998 to 16.2% in 1999.

     Interest expense, net increased by $1.1 million from 1998 to 1999. The increase was the result of increased borrowings required to fund working capital needs and the acquisition of Hake.

     Income taxes increased by $3.1 million from 1998 to 1999. The Company's effective tax rate was 37.9% in 1998 as compared to 39.6% in 1999.

Liquidity and capital resources

     In February 1999, the Company obtained a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable as defined in the credit agreement, to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Borrowings under the old credit facility were repaid from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, or at the LIBOR rate plus 2.25%. At September 30, 1999, the Company had $9.2 million outstanding under the revolving line of credit and $19.2 million outstanding under the acquisition line of credit. The new credit facility has a five year term.

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

     Non-Information Systems - The Company has completed its assessment of the Year 2000 issue with respect to critical non-information systems. Remediation of critical non-information systems has been completed. Programmable Logic Controller (PLC) devices identified throughout the organization have been prioritized. Replacement, remediation and contingency plans are in place.

     Customer and Supplier Systems - The Company has Completed formal discussions with major customers and suppliers with respect to the Year 2000 issue. The Company currently has limited electronic interfaces with customers and vendors and, accordingly, is focused on its customers' and vendors' ability to operate following January 1, 2000. The Company has established contingency plans as necessary.

     Costs Related to the Year 2000 Issue - To date the Company has incurred $360,000 to remediate its Year 2000 issues and expects to incur an additional $50,000 to complete the remediation and testing of the PLC devices. Costs to remediate the non-information systems are expected to be approximately $500,000.

     Risk Related to the Year 2000 Issue - Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's operations, the actual effects of the issue cannot be known until the Year 2000. Failure of the Company and its major customers and suppliers to appropriately remediate the Year 2000 issue could have a material adverse effect on the Company's financial condtion and results of operations.


Item 3.   Quantitative and Qualitative Information about Market Risk

     The Company's major market risk is to changing interest rates. As of September 30, 1999, the Company had floating rate long-term debt of $19.2 million and floating short-term rate debt of $9.2 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

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

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to integrate acquired businesses, including the Company's most resent acquisition of Hake; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, and the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a.     Exhibits
                 --------

                 See accompanying Index to Exhibits

          b.     Reports
                 -------

                 Current Report of Form 8-K filed on July 13, 1999. Amendment No. 1 to Current Report on Form 8-K filed on September 13, 1999.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                               September 30, 1999

                                   SIGNATURES
                                   ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         GTS DURATEK, INC.



Dated:    November 15, 1999   BY: /s/ Robert F. Shawver
                                  ----------------------------
                                  Robert F. Shawver
                                  Executive Vice President and
                                  Chief Financial Officer



Dated:    November 15, 1999   BY: /s/ Charles L. Standley
                                  ----------------------------
                                  Charles L. Standley
                                  Controller

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