Form 10-K
period 1999-12-31
GTS DURATEK INC
filed 2000-03-30
CIK 785186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            -------------------------

                                    FORM 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 1999

                                       OR

[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934.

           For the transition period from ___________ to ___________

                         Commission File Number: 0-14292

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

As of March 16, 2000, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $119,124,000 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on March 16, 2000. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the most recent practicable date.

                  Class                          Outstanding at March 16, 2000
                  -----                          -----------------------------
Common stock, par value $0.01 per share                 13,422,459 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         FORM 10-K CROSS-REFERENCE SHEET


                                                                           PAGE
PART I
      Item 1.     Business....................................................1
      Item 2.     Properties.................................................19
      Item 3.     Legal Proceedings..........................................19
      Item 4.     Submission of Matters to a Vote of Security Holders........20

PART II
      Item 5.     Market for Registrant's Common Equity and
                     Related Stockholder Matters.............................21
      Item 6.     Selected Financial Data....................................22
      Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...........23
      Item 7A. Quantitative and Qualitative Information About Market Risk....29
      Item 8.     Financial Statements and Supplementary Data................30
      Item 9.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure..................60

PART III
      Item 10. Directors and Executive Officers of the Registrant*...........61
      Item 11. Executive Compensation*.......................................62
      Item 12. Security Ownership of Certain Beneficial Owners
                     and Management*.........................................62
      Item 13. Certain Relationships and Related Transactions*...............62

PART IV
      Item 14. Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.............................................63

Signatures...................................................................64


* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

         The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. This facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to process 30 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company, utilizing a combination of treatment technologies, processes the waste, achieving significant volume and mass reduction, before sending it to a landfill for disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially available alternatives. The Company's waste treatment technologies utilized at the Bear Creek Operations Facility include incineration, compaction, and metal decontamination and recycling. Other technologies used by the Company in its commercial waste processing operations include vitrification, steam reforming and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

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

         The Company's technical support services encompass over 600 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

         The Company also provides transportation services for radioactive wastes. The Company maintains a fleet of tractors, trailers and shipping containers for transporting radioactive wastes from customers' sites for processing and disposal.

         On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, LLC ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash, subject to a post closing adjustment, and the assumption of certain liabilities. Hake is a specialist in storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at its licensed facility in Memphis, Tennessee.

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

         o BNFL, Inc. ("BNFL"). In November 1995, the Company formed a strategic alliance with BNFL to jointly pursue up to five major DOE environmental remediation projects. BNFL is the U.S. subsidiary of British Nuclear Fuels plc, one of the largest processors of radioactive waste in the world. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste treatment projects and have been jointly awarded contracts from the DOE on two such projects, the Hanford Tank Waste Remediation System and the Idaho Advanced Mixed Waste Treatment Facility projects.

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

RECENT EVENTS

         In February 2000, the Company completed the sale of its 80% interesest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $355,000. Proceeds to the Company of $8.0 million were used by the Company to pay down borrowings under its bank credit facility. The note receivable bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale with the principal due in February 2002. The Company estimates that it will recognize a pre-tax gain of approximately $1.5 million on the sale.

         On March 29, 2000, the Company announced that it has entered into a definitive agreement to acquire the nuclear services business of Waste Management, Inc. for up to $65 million in cash, consisting of $55 million in cash at closing and up to $10 million additional cash consideration upon the satisfaction of certain post-closing conditions. Waste Management Nuclear Services ("WMNS") is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating segments: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Disposal Division which operates a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The proposed acquisition is subject to certain regulatory approvals and other customary conditions. Closing of the transaction is targeted for the second quarter of 2000.

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

         Other technologies used by the Company in its commercial waste processing operations include vitrification, steam reforming and ion exchange. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

         The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company.

         Vitrification. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter(TM). The Company's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a DuraMelter(TM) that reaches temperatures of 1150(degree)C to 1450(degree)C (or 2100(degree)F to 2640(degree)F). The high temperatures of the DuraMelter(TM) cause the waste and any additives to form a molten liquid that becomes solId glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%. The glass produced by the DuraMelter(TM) passes the United States Environmental ProtectiOn Agency's Toxicity Characteristic Leachate Procedure (TCLP), one of the most commonly used criteria for waste acceptance, particularly hazardous and mixed waste, at land disposal facilities.

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

         INCINERATION. Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for nonhazardous waste oils and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. Each of the Company's incinerators is capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, nonhazardous waste oils simultaneously. The proprietary ash transport system of the Company's incinerators mixes ash with air, resulting in complete burning of all combustible material without excessive particulate carry-over common to most incinerators. In addition, the secondary chamber utilizes two burners at up to 2200(degree)F to Ensure complete combustion of all volatile materials. Incinerator ash and fly ash are compacted in the Company's UltraCompactor(TM) to form a high-density, nondispersible solid which is packaged and shipped for disposal. THe incinerators are also equipped with a combination of emission control equipment and technology to maximize environmental and employee safety, including a heat recovery boiler for off-gas temperature control, a baghouse filter for particulate control, a dual HEPA bank for contamination control, a wet scrubber for acid gas removal, an evaporator to concentrate and solidify suspended and dissolved solids in the liquid from the scrubbers and a recycling system so that water can be recycled for reuse or processed in the incinerator which eliminates all liquid effluents.

         COMPACTION. Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor(TM) at its Bear Creek Operations Facility is the world's largeSt compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor(TM) has a capacity of 70,000 cubic feet per montH. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods and filters. Other items that have been successfully volume reduced using the UltraCompactor(TM) include soils, motors, pumps, pipes, valves and conduits. The Company also hAs a mobile compactor which can be operated at the customer's site. The mobile compactor utilizes 2,200 tons of compaction force, achieves volume reduction rates of 60% to 80% and is suited for smaller-scale jobs on concrete, rubble, steel structures, valve bodies and other hard-to-compact material near theoretical density.

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

         The steam reforming process is conducted in a steam-laden, oxygen-deficient environment that converts organic and biochemical compounds to carbon monoxide, hydrogen, carbon dioxide and water. The two-step process first employs an evaporation phase (between 700(degree)F and 900(degree)F) which breaks down and vaporizes Most organic compounds and water from the waste. The waste solids are not exposed to higher temperatures which would tend to volatize metals and other radionuclides from the residue. The volatized gases exit the evaporator and are passed through a filter which removes any fine entrained particles from the gases. Particulate-free gases exiting the filter are then co-mixed with additional superheated steam and passed through a high-temperature reformer. The gases, some of which are organic fractions of the original waste material, are fully decomposed in the reformer at high destruction efficiencies. The resulting products are simple gases and inert mineral-like residue.

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

         ION EXCHANGE. The Company has developed a family of selective ion exchange media, called DURASIL(R), whicH selectively targets and removes specific radioactive, toxic or hazardous ions from wastewater while passing benign ions. DURASIL(R) is formulated to separate specific contaminants from liquid waste streams thereby allowinG radioactive and hazardous ions to be removed and separated into their respective species. Since radioactive and hazardous materials are regulated by two different government agencies, this ability to separate mixed waste greatly simplifies its disposal. DURASIL(R) also has physical characteristics that enable it to endure extremE wastewater processing conditions. It is mechanically stable and nonflammable, does not shrink or swell, is virtually immune to radiation damage and has no effect on the pH of the waste stream. The Company has developed different DURASIL(R) ion exchange media depending on thE characteristics of the liquid waste stream. The Company manufactures and supplies highly specialized waste water purification systems and the patented DURASIL(R) for commercial nuclear power plants, DOE facilities and industriaL clients.

GOVERNMENT WASTE PROCESSING

         The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. In November 1995, the Company and BNFL formed a strategic alliance, agreeing to team on five major DOE environmental remediation projects. To date, the Company and BNFL have agreed to jointly pursue three major DOE waste projects and have been jointly awarded contracts from the DOE on two of such projects, the Hanford River Protection Project ("RPP") and the Idaho Advanced Mixed Waste Treatment Project ("AMWTP").

         The Company is currently involved in several waste treatment projects for the DOE. The following is a summary of the status of the Company's major waste treatment projects with the DOE.

         HANFORD RIVER PROTECTION PROJECT ("RPP"). In September 1996, the team led by BNFL, of which the Company is a key member, was awarded a contract for the Hanford Tank Water cleanup at the DOE's site in Hanford, Washington. The Hanford site is the single largest DOE facility and contains the largest amount of high-level radioactive waste in the United States with approximately 54 million gallons of high-level radioactive waste and low-level radioactive waste which is contained in 177 underground storage tanks.

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

         In July 1998, the DOE and BNFL reached an agreement for Part 1B of the Hanford RPP contract. The two part contract, worth approximately $6.9 billion to the team, will result in the safe immobilization of approximately 10% mass, or 20 to 25% of the radioactivity in Hanford's 54 million gallons of tank waste by 2018. Under the negotiated contract, the project will proceed in two parts. The first part consists of a 24-month advance facility design phase that will result in securing private project financing, filing regulatory permit applications, preparing to begin construction, and establishing final fixed-unit prices and a schedule for cleanup of the waste. The second part of the project will provide for the construction of the facilities, followed by treatment and immobilization of the high and low-level waste contained in the tanks as determined in the first part and established according to the fixed-price.

         In preparation for beginning the detailed design of the demonstration facility, BNFL funded $17 million to design, construct, own and operate a pilot DuraMelter(TM) at the Company's headquarters. The pilot DuraMelteR(TM) commenced startup in December 1998 and completed its initial phase of testing in September 1999. The melter processed non-hazardous, non-radioactive test materials using the Company's proven vitrification technology for fusing contaminants in durable, ecologically safe glass. The melter, a 3.3 ton-per-day vitrification system, is a one-third scale version of one of the 10 ton-per-day LAW melters to be built at the RPP facility. During the testing, the pilot melter demonstrated that the full-scale LAW melter configuration achieved and sustained a glass production rate of one ton of glass per day per square meter of glass surface area.

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

         IDAHO ADVANCED MIXED WASTE TREATMENT PROJECT ("AMWTP"). In December 1996, the team led by BNFL, of which the Company is a key member, was awarded the sole contract by the DOE for AMWTP in Idaho Falls, Idaho. Under the contract, the team will finance, construct and operate a treatment facility for mixed radioactive and toxic wastes at the DOE's Idaho National Engineering and Environmental Laboratory ("INEEL"). The facility will treat and package for disposal approximately 65,000 cubic meters of mixed and transuranic waste now stored or buried at INEEL. The contract also provides an option for the team to treat an additional 120,000 cubic meters of mixed waste generated by future cleanup operations at INEEL or other DOE sites.

         The BNFL-led team originally planned to utilize vitrification and incineration technologies developed by the Company in the INEEL project. In June 1998, the team changed the technical process and has proposed the ash from the incineration process to be micro-encapsulated (in cement) in lieu of vitrified (melted into glass). This change in process is being explored due to changes in the waste acceptance criteria of the Waste Isolation Pilot Project ("WIPP"), which is less restrictive. The acceptability of this change has not yet been agreed to by the State of Idaho and the EPA. Even though the Company's vitrification technology may not be utilized in this project, the Company will retain a major role in the project with responsibility for all the thermal processes. In addition, the Company's scope has been expanded to include other ancillary processes.

         The Company will be responsible for the design, development, procurement, and construction supervision of the waste processing systems. The AMWTP is split into three phases with the intention of meeting important and aggressive milestones agreed to by the DOE and the State of Idaho. The Company completed its Phase I activities with the submission of its conceptual design for the waste processing systems to BNFL in January 1998. BNFL began the environmental permitting process in January 1998 with the submission of the permit applications to the State of Idaho. Phase II includes the design and construction of the facility and operational testing for a duration of up to three years. Phase III includes the retrieval of the waste and operation of the facility with an approximate duration of 12 years. After the completion of these phases, there will be a decommissioning of the facility anticipated to take six months. The total contract is estimated to be worth approximately $1 billion. The Company's portion of the total contract is undetermined at this point. See "Joint Venture and Collaborative Arrangements - BNFL."

TECHNICAL SUPPORT SERVICES

         The Company's technical support services encompass over 600 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. The technical support services provided by the Company for its customers include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental and computer consulting and environmental safety and health training. The Company provides these technical support services either as a prime contractor or as a subcontractor to a diverse group of electric utilities, industrial facilities, commercial businesses and government agencies including Duke Power Company, Southern Nuclear Operating Company, Vermont Yankee Nuclear Power Corporation and the DOE. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

         SITE DECONTAMINATION AND DECOMMISSIONING. The Company has performed decontamination and decommissioning services at over 60 facilities worldwide, including major scopes of work at two nuclear power plants which have been completely decommissioned to United States Nuclear Regulatory Commission ("NRC") requirements. The Company has performed decontamination and decommissioning services at the following commercial nuclear power plants: Fort St. Vrain Nuclear Generating Station, Humboldt Bay Power Plant Unit 3, Shoreham Nuclear Power Station, Rancho Seco Nuclear Station, Trojan Nuclear Power Plant and is currently performing decontamination and decommissioning services under contracts for Connecticut Yankee's Haddam Nuclear Power Station, Consumers Energy Big Rock Point Nuclear Power Plant and Maine Yankee Atomic Power Company. Decontamination and decommissioning services provided by the Company include site radiological surveys, waste characterization, decommissioning planning, remediation, health physics support, radwaste services and final surveys. The Company has the technical personnel, who have developed project techniques accepted by the NRC, programs, procedures, equipment and instrumentation to handle projects involving small hot cells to large nuclear power stations. In addition, through its transportation and commercial waste processing operations, the Company offers its customers a comprehensive solution to their site decontamination and decommissioning problems.

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

         The Company's largest customer for staff augmentation services is Duke Power Company, which accounted for approximately 7% and 5% of the Company's total revenues in 1998 and 1999, respectively. Duke Power currently has seven nuclear power units at three sites. The Company provides a group of technicians to the Duke Power system year-round and provides additional personnel to Duke Power during planned maintenance outages. Other nuclear power utilities to which the Company provides augmentation and outage support services include Southern Nuclear Operating Company and Vermont Yankee Nuclear Power Corporation.

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

         In return, the Company provides ongoing funding for research conducted at the VSL on behalf of the Company. During 1998, the Company paid $530,000 in research and development funding to the VSL. No funding was provided during 1999. For Company waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates.

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

         As part of the strategic alliance, BNFL invested $10.0 million in the Company in the form of a convertible debenture. The debenture accrues non-cash interest through November 2000 at the one-year London Interbank Offered Rate (LIBOR) and is convertible at the option of BNFL into 1,381,575 shares of the Common Stock prior to November 7, 2000. BNFL also agreed to provide the Company with research and development funding of at least $500,000 per year over five years. The two parties mutually agree on how the research and development funding will be spent, but the Company will retain the rights to the vitrification processes that it develops through this funding. The Company has agreed as part of the strategic alliance to sublicense its radioactive waste vitrification technologies to BNFL for use only in the United Kingdom.

         BNFL has funded $17 million to design, construct, own and operate a pilot DuraMelter(TM) at the Company's headquarters. The pilot DuraMelter(TM) commenced startup in December 1998 and completed its initial phase of testiNg in September 1999. The melter processed non-hazardous, non-radioactive test materials using the Company's proven vitrification technology for fusing contaminants in durable, ecologically safe glass. The melter, a 3.3 ton-per-day vitrification system, is a one-third scale version of one of the 10 ton-per-day LAW melters to be built at the RPP facility. During the testing, the pilot melter demonstrated that the full-scale LAW melter configuration achieved and sustained a glass production rate of one ton of glass per day per square meter of glass surface area.

         DURACHEM

         In September 1994, the Company formed a joint venture with Chem-Nuclear Systems, Inc. ("Chem-Nuclear"), a subsidiary of Waste Management, Inc., to design, construct and operate vitrification facilities to process commercial radioactive waste for disposal, including low-level radioactive wastes from nuclear power plants, hospitals, research laboratories and industrial facilities. The joint venture entity, called DuraChem, is 55% owned by Chem-Nuclear and 45% by the Company. The joint venture represents the combination of the Company's proprietary vitrification technology and Chem-Nuclear's 23 years of experience in providing radioactive waste handling and processing services. DuraChem will pursue the disposal market for ion exchange resins which are generated by nuclear power plants and contaminated wastes from hospitals and laboratories. The vitrification facility of this joint venture is located at Chem-Nuclear's waste processing center at Barnwell, South Carolina. The DuraChem facility is located adjacent to the Barnwell landfill, one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. The Company believes that DuraChem's location is advantageous because of its proximity to the nation's primary facility for handling low-level radioactive waste.

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

         VITRITEK

         Through a joint venture with Vitritek Holdings Company, L.L.C., ("Vitritek Holdings") a privately held entity, the Company has extended its vitrification technology to non-radioactive wastes. The joint venture entity, called Vitritek, is 50% owned by each of the Company and Vitritek Holdings. The joint venture, formed in December 1993, represents the consolidation of co-licensing rights to non-radioactive vitrification technologies previously acquired by the Company and Vitritek Holdings. Under the terms of the joint venture arrangement, all funding requirements and all profits are shared equally. The Company expects the joint venture to have limited operations during 2000.

CUSTOMERS

         In its commercial waste processing operations, the Company derives revenues from the processing and treatment of customer waste streams and from related waste transportation services. Customers of the Company's commercial waste processing services include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others. Revenues derived from commercial waste processing operations represented approximately 45.6% and 49.4% of the Company's total revenues in 1998 and 1999, respectively.

         In its government waste processing operations, the Company derives revenues related to its proprietary vitrification technologies principally through subcontracts with a combination of DOE contractors and subcontractors including BNFL. Revenues derived from DOE-related subcontracts represented approximately 19.7% and 21.0% of the Company's total revenues during 1998 and 1999, respectively.

         The Company provides technical support services to a diverse group of government agencies and utilities. Customers include the DOE, the United States Department of Defense ("DOD"), the EPA, state environmental protection agencies, Duke Power Company and Southern Nuclear Operating Company. Revenues derived from technical support services represented approximately 34.7% and 29.6% of the Company's total revenues during 1998 and 1999, respectively.

         Revenues from Duke Power accounted for 7% and 5% of the Company's revenues for 1998 and 1999, respectively. Revenues from BNFL accounted for approximately 10.6% and 13.6% of the Company's revenues for 1998 and 1999, respectively. No other customer accounted for more than 5% of the Company's total revenues during 1998 or 1999.

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

ENVIRONMENTAL MATTERS

         ENVIRONMENTAL LAWS AND REGULATIONS CREATING A DEMAND FOR THE COMPANY'S WASTE TREATMENT TECHNOLOGIES

         Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. The operations of the Company's customers are subject to these evolving laws and the implementing regulations. The Company believes that the obligations to comply with the requirements of the following laws contribute to the demand for its services.

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

         The processing, storage and disposal of high-level nuclear waste are subject to the requirements of the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments. These statutes regulate the disposal of high-level nuclear waste by establishing procedures and schedules for siting geologic repositories for such waste. The statutes also direct the EPA to promulgate environmental standards for the disposal of high-level nuclear waste, and require the NRC to promulgate standards covering the licensing of waste repositories. The NRC has issued regulations that address the storage and disposal of high-level nuclear waste.

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

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and subsequent amendments under the Superfund Amendments and Reauthorization Act ("SARA"), as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program's regulations require that any remediation of hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund also establishes strict and retroactive liability for parties who generated, stored, handled, managed or transported hazardous substances or owned and operated the sites containing them. This creates a strong incentive for proper management and disposal of hazardous waste.

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

         Operators of hazardous waste treatment, storage and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. Obtaining such permits is a lengthy and costly process that requires regulatory inspection and approval of, among other things, the facility design, equipment and operating plans and procedures. In addition, applicants for a RCRA permit for a treatment, storage or disposal facility must submit detailed information regarding all past waste management practices at that facility and may be required to undertake corrective action for past contamination of the site. The Company's facility in Oak Ridge, Tennessee, is a RCRA Part-B permitted facility. The Company has developed procedures to ensure compliance with RCRA permit provisions at the Bear Creek Operations facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting, and employee training.

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

         CERCLA effectively imposes strict, joint and several retroactive liability upon owners or operators of facilities where a release of hazardous substances has occurred on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and other residues from the Company's vitrification, incineration and other treatment processes are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters(TM) and other processes to minimize the potential for release of hazardous substances inTo the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

         Company facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required.

         The Clean Air Act imposes strict requirements upon owners and operators of facilities which emit pollutants into the air. Although the Company believes that its treatment systems effectively trap particulates and prevents hazardous emissions from being released into the air, which releases would violate the Clean Air Act, the Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used and incinerated at existing or proposed facilities.

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

RESEARCH AND DEVELOPMENT ACTIVITIES

         The Company's research and development activities are conducted primarily by the VSL for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. During 1997 and 1998, research and development activities were conducted at the VSL under contracts totaling $255,000 and $530,000, respectively. No funding was provided in 1999. The Company did not incur any additional research and development costs during those years. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement. The Company expects to spend a significant portion of the research and development funding provided by BNFL with the VSL. See "Business - Joint Venture and Collaborative Arrangements - VSL and -BNFL."

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

         The Company has all patents and related trademarks and copyright pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials that are necessary in its business. Specifically, the issued and active patents held by the Company relate to the steam reforming, incineration, ultracompaction and vitrification technologies used in its commercial waste processing operations. As a result of the acquisition of SEG, the Company acquired rights in 48 U.S. patents, 11 pending U.S. patent applications, 118 foreign patents and 35 pending foreign patent applications. Pursuant to the purchase agreement with Westinghouse, the Company has granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents acquired by the Company.

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

EMPLOYEES

         As of December 31, 1999, the Company employed 1,020 employees, including 308 temporary field-assigned employees performing services for clients, 471 full-time technical personnel and 241 in administration and support personnel. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of temporary field-assigned employees generally increases to approximately 600 during the fall peak outage season at the nation's nuclear power plants. To date, the Company has been successful in attracting and retaining qualified technical personnel, although there can be no assurance that this success will continue. None of the Company's employees are subject to a collective bargaining agreement. The Company has never experienced a work stoppage and believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

         The Company leases approximately 35,000 square feet of office space in Columbia, Maryland which it uses as its administration and general corporate offices. The initial lease term expires December 31, 2006.

         The Company owns real property assets, including approximately 50 acres of land in Oak Ridge, Tennessee, upon which the primary waste processing operations are located and an additional 50 acre parcel in Oak Ridge, Tennessee, at which additional waste processing operations are conducted. The Company also owns a 13,500 square foot building in Richland, Washington, which houses certain technical services operations.

         In June 1999, the Company acquired certain real property assets in connection with its acquisition of Hake, including approximately 13.5 acres of land in Memphis, Tennessee, upon which the operations are located.

ITEM 3.  LEGAL PROCEEDINGS

         On February 3, 1998, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. (now named GTS Duratek Bear Creek , Inc. ("SEG"), was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. These statements concerned a joint venture between SEG and MMT and some of these statements were made in press releases which MMT issued jointly with SEG. The complaint seeks to hold SEG liable for all of these statements. The defendant moved to dismiss the complaint, the plaintiffs chose to amend their pleading, and the defendant moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation ("Westinghouse") which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

         On or about February 25, 1999, Synthetica Technologies, Inc. ("Synthetica") served the Company with a complaint filed in the Superior Court of California, County of San Francisco. In addition to the Company, the complaint named SEG, Westinghouse, and two former SEG executives as defendants. The complaint alleged that SEG was required by a license agreement and a subsequent asset purchase agreement to make certain payments to Synthetica in exchange for the right to develop and commercialize Synthetica's waste disposal technology. Synthetica claimed that SEG did not make allegedly required payments and did not comply with other alleged provisions of the contracts between SEG and Synthetica. Both the alleged license agreement and alleged asset purchase agreement predate the Company's acquisition of SEG. Synthetica advanced claims of fraud in the inducement, constructive fraud, actual fraud, breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with economic relations, negligent interference, negligent misrepresentation and breach of fiduciary duty and trade secret misappropriation. The complaint sought compensatory and exemplary damages in an unspecified amount and an injunction against further trade secret misappropriation by the former SEG executives. The defendants removed the action to the United States District for the Northern District of California and then moved to dismiss the case. The plaintiff chose to amend its pleading, dropping the individual defendants and eliminating three claims. The remaining defendants sought to dismiss the amended complaint. On October 27, 1999, the court dismissed the amended complaint in its entirety, but permitted the plaintiff to replead certain claims. On November 29, 1999, the plaintiff filed an amended complaint alleging fraud and conspiracy to defraud, breach of implied covenant of good faith and fair dealing and breach of contract. The claims in the amended complaint relate only to the asset purchase agreement and revolved around the claim that SEG failed to develop and commercialize Synthetica's waste disposal technology as required by that agreement. On January 3, 2000, the court dismissed the Company as a party to the case, leaving SEG as one of the remaining defendants along with CBS and dismissed certain claims against the remaining defendants. While the Company and SEG believe that SEG has meritorious defenses to the claims alleged against it by Synthetica, the Company cannot make a determination as to the likelihood or the extent of any liability arising from this matter.

         On December 2, 1999, the Company's wholly owned subsidiary, SEG, was named as a defendant in an adversary proceeding in the United States Bankruptcy court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants CBS and SEG. The complaint alleges that the sale of CBS's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from CBS pursuant to the relevant purchasing agreements. It is too early in the litigation to provide an accurate assessment of the Company's liability. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock. The last reported sale price of the Common Stock on the NASDAQ National Market on March 16, 2000 was $8.875.

                                         PRICE RANGE
                                       OF COMMON STOCK
                                       ----------------
                                       HIGH       LOW
                                       ----       ---
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
   3rd quarter                         12-3/8     5-3/8
   4th quarter                          8-1/8     3-7/8

Year ended December 31, 1999:
   1st quarter                          7-1/2     5-1/8
   2nd quarter                          6-5/8     4-1/2
   3rd quarter                          7-3/4     6-1/8
   4th quarter                         8-7/16     7-7/8

         As of March 16, 2000, there were 1,126 holders of record of the Common Stock and the Company estimates that there were approximately 6,000 beneficial holders.

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

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                     1995          1996          1997           1998           1999
                                                  -----------  -------------  ------------   ------------  -------------
STATEMENT OF OPERATIONS DATA:
    Revenues                                    $     40,418  $      44,285  $    136,553  $     160,313  $     177,196
    Cost of revenues                                  32,220         35,198       120,814        123,839        128,719
                                                  -----------  -------------  ------------   ------------  -------------
           Gross profit                                8,198          9,087        15,739         36,474         48,477
    Selling, general and administrative expenses       5,876          7,455        15,725         26,613         27,723
    Charge for asset impairment                           --             --            --          9,224             --
                                                  -----------  -------------  ------------   ------------  -------------
           Income (loss) from operations               2,322          1,632            14            637         20,754
    Interest income (expense), net                        57          1,239           571           (545)        (2,297)
                                                  -----------  -------------  ------------   ------------  -------------

           Income (loss) before income taxes
             and proportionate share of losses
             by joint ventures                         2,379          2,871           585             92         18,457
    Income taxes                                         101            649           716            627          6,855
                                                  -----------  -------------  ------------   ------------  -------------

           Income (loss) before proportionate
             share of losses by joint ventures         2,278          2,222          (131)          (535)        11,602
    Proportionate share of losses by
      joint ventures                                    (824)          (165)         (150)        (1,474)          (122)
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) before cumulative
             effect of change in accounting
             principle                                 1,454          2,057          (281)        (2,009)        11,480

    Cumulative effect of change in accounting
      principle                                           --             --            --           (420)            --
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) and comprehensive
             income (loss)                             1,454          2,057          (281)        (2,429)        11,480

    Preferred stock dividends and charges
      for accretion                                   (1,394)        (1,500)       (1,503)        (1,507)        (1,510)
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) attributable to
             common stockholders                $         60 $          557 $      (1,784)$       (3,936)$        9,970
                                                  ===========  =============  ============   ============  =============

    Net income (loss) per share before
      cumulative effect of change in accounting
      principle:
        Basic                                    $      0.01 $         0.05 $       (0.14)$        (0.27)$         0.75
                                                  ===========  =============  ============   ============  =============

        Diluted                                  $      0.01 $         0.04 $       (0.14)$        (0.27)$         0.58
                                                  ===========  =============  ============   ============  =============

    Net income (loss) per share:
        Basic                                    $      0.01 $         0.05 $       (0.14)$        (0.30)$         0.75
                                                  ===========  =============  ============   ============  =============

        Diluted                                  $      0.01 $         0.04 $       (0.14)$        (0.30)$         0.58
                                                  ===========  =============  ============   ============  =============

    Basic weighted average common stock
      outstanding                                      8,820         11,460        12,619         13,137         13,351
                                                  ===========  =============  ============   ============  =============

    Diluted weighted average common stock
      and dilutive securities outstanding             11,213         13,404        12,619         13,137         20,316
                                                  ===========  =============  ============   ============  =============

                                                                             AS OF DECEMBER 31,
                                                  ----------------------------------------------------------------------
                                                     1995          1996          1997           1998           1999
                                                  -----------  -------------  ------------   ------------  -------------
BALANCE SHEET DATA:
    Working capital                             $     24,114  $      62,161  $      8,363  $      15,359  $      20,983
    Total assets                                      38,660         85,199       132,298        134,245        157,588
    Long-term debt, convertible debenture
      and capital lease obligation                    10,123         10,939        11,557         13,102         30,492
    Redeemable convertible preferred stock            14,609         14,829        15,052         15,279         15,509
    Stockholders' equity                               9,257         55,147        56,429         55,022         61,395

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

         On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Frank W. Hake Associates, LLC ("Hake") from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash, subject to a post-closing adjustment, and the assumption of certain liabilities. Hake is a specialist in storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at its licensed facility in Memphis, Tennessee. The acquisition was accounted for under the purchase method of accounting and, accordingly, the Company's results of operations for the year ended December 31, 1999 reflect the operating results of Hake from the date of the acquisition. In addition, the Company's results of operations for the year ended December 31, 1999 reflect the operating results of DuraTherm, Inc. ("DuraTherm"), which was sold by the Company on February 7, 2000.

         The following sets forth certain consolidated statement of operations information as a percentage of revenues for the years ended December 31:

                                            1997          1998         1999
                                          ----------    ---------    ---------

Revenues                                      100.0%       100.0%       100.0%
Loss on M-Area contract                        (5.3)        (1.1)          --
Other costs of revenues                       (83.2)       (76.1)       (72.6)
                                          ----------    ---------    ---------
              Gross profit                     11.5         22.8         27.4

Selling, general and administrative
   expenses                                   (11.5)       (16.6)       (15.6)
Charge for asset impairment                      --         (5.8)          --
                                          ----------    ---------    ---------
              Income from operations             --%         0.4%        11.8%
                                          ==========    =========    =========

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1999.

         Revenues increased by $16.9 million, or 10.5%, from $160.3 million in 1998 to $177.2 million in 1999. The increase was primarily attributable to a $9.5 million increase in commercial waste processing services at the Company's waste processing facilities located in Tennessee (which includes the Bear Creek Operations facility and Hake), a $5.1 million increase in waste processing revenues at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas, and a $5.6 million increase in government waste processing services, offset by a $3.3 million decrease in technical support service revenues. The increase in revenues at the Tennessee waste processing facilities was primarily the result of increased waste processing during 1999 as compared to 1998, and to a lesser extent to the acquisition of Hake which generated revenue of $3.4 million during the second half of 1999. Revenues from DuraTherm increased as a result of increased waste processing during 1999 as compared to the prior year. The increase in government waste processing services was primarily the result of more work performed on the Hanford River Protection Project and the Idaho Advanced Mixed Waste Treatment Project during 1999 as compared to 1998. The decrease in technical support service revenues was primarily attributable to a decrease in consulting services in 1999 as compared to the prior year.

         Gross profit increased by $12.0 million, or 32.9%, from $36.5 million in 1998 to $48.5 million in 1999. As a percentage of revenues, gross profit increased from 22.8% in 1998 to 27.4% in 1999. The Tennessee waste processing facilities, government waste processing and DuraTherm accounted for increases in gross profit of $5.4 million, $5.0 million and $1.8 million, respectively. The increases were slightly offset by a $200,000 decrease in gross profit from technical support services. The increase in gross profit at both the Tennessee and DuraTherm waste processing facilities was primarily the result of increased waste processing over the prior year as well as the continued efforts to reduce fixed and variable operating costs. The increase in gross profit from government waste processing was the result of the increase in revenues from the Hanford River Protection Project and the Idaho Advanced Mixed Waste Treatment Project contracts. In addition, the loss recorded on the M-Area project at the DOE's Savannah River site of $1.8 million in 1998 also contributed to this increase. The M-Area project was completed in 1999. The decrease in gross profit from technical support services was the result of the decrease in consulting service revenues described above.

         Selling, general and administrative expenses increased by $1.1 million, or 4.2%, from $26.6 million in 1998 to $27.7 million in 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 16.6% in 1998 to 15.6% in 1999. The increase in selling, general and administrative expenses was primarily attributable to higher operating costs for the Bear Creek facility and government waste processing services as a result of business growth in these areas.

         Interest expense, net increased by $1.8 million from 1998 to 1999. The increase was the result of increased borrowings to fund working capital needs and the acquisition of Hake.

         Income taxes increased by $6.2 million from 1998 to 1999 as a result of the significant increase in income before income taxes. The Company's effective tax rate for 1999 was 37.1%. During 1999, the Company reversed $256,000 of valuation allowances previously established for certain state net operating losses and other deductible temporary differences.

         Proportionate share of losses by joint ventures decreased from $1,474,000 in 1998 to $122,000 in 1999. The decrease in the loss relates principally to the 1998 charge, net of tax benefits, taken by the Company for the proportionate share of its 45% owned joint venture, DuraChem, which adopted Statement of Position 98-5 "Reporting on Costs of Start-up Activities" (SOP 98-5), which requires start-up costs to be expensed as incurred. The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, decreased from $200,000 in 1998 to $122,000 in 1999. The Company expects Vitritek to have limited operations in 2000.

         In the fourth quarter of 1998, the Company also adopted the provisions of SOP 98-5. The cumulative, after tax effect of adoption was $420,000. The adoption of SOP 98-5 by DuraChem and the Company reduced the Company's loss before proportionate share of losses by joint ventures by approximately $78,000, increased the net loss before cumulative effect of a change in accounting principle by approximately $1.2 million, increased the net loss by approximately $1.6 million, increased the per share net loss attributable to common stockholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common stockholders by $0.12 per share.

         The Company's net income increased by $13.9 million from a loss of $2.4 million in 1998 to income of $11.5 million in 1999. Results for 1998 were adversely impacted by the after-tax losses on the M-Area contract and related asset impairment charge of approximately $6.6 million and the adoption of SOP 98-5 of approximately $1.6 million. Excluding the impact of the M-Area charges and the adoption of SOP 98-5 on the Company's 1998 results, the Company's 1999 net income increased by approximately $5.7 million, or 98%, over the prior year.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1998.

         Revenues increased by $23.7 million, or 17.4%, from $136.6 million in 1997 to $160.3 million in 1998. The increase was primarily attributable to a $15.6 million increase in government waste processing services, a $4.4 million increase in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee, a $2.8 million increase in technical support service revenues, and a $900,000 increase in waste processing revenues at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas. The increase in revenues in government waste processing services was primarily the result of work performed on the Hanford Tank Waste Remediation System contract awarded by BNFL to build and operate a pilot melter at the Company's Columbia, Maryland headquarters and performance on a project at Idaho Falls, Idaho. The increase in revenues at the Bear Creek facility was primarily the result of increased waste processing during 1998 as compared to 1997. The increase in revenues from technical support services was primarily the result of more work performed on site decontamination and decommissioning contracts and an increase in revenues from radiological engineering services. Revenues from DuraTherm increased as a result of increased waste processing during 1998 as compared to 1997.

         In March 1997, the Company decided to temporarily suspend processing of radioactive waste and initiate an unscheduled controlled cool down of its glass melter at its M-Area processing plant located at the DOE's Savannah River site. After an extensive inspection of the condition of the melter at the Savannah River site, the Company's management made the decision to undertake more extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. The modifications were made so that the Company could more efficiently meet its obligations under the existing contract as well as prepare the facility for additional waste streams. The M-Area facility resumed radioactive waste processing operations during the fourth quarter of 1997. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7.2 million on the M-Area contract in 1997 which included the estimated costs of repairs to the melter and estimated losses to complete the fixed price contract. During 1998, the Company recorded a

$1.8 million charge for additional costs to be incurred to complete and close out the contract. As of February 1999, the Company successfully completed the contract to vitrify 660,000 gallons of mixed waste sludge at the DOE's Savannah River Site.

         As part of the M-Area contract, the Company constructed a $9.2 million fixed facility at the DOE's Savannah River Site. This facility is capable of processing additional waste streams present at this site and the melter potentially has years of additional life. As a result of a change in the site's waste treatment priorities at the site, no additional waste processing contracts were awarded to the Company. Therefore, the Company recorded a one-time asset impairment charge of $9.2 million in 1998 to write off the Company's remaining investment in this facility.

         Gross profit increased by $20.7 million, or 131.7%, from $15.7 million in 1997 to $36.4 million in 1998. Government waste processing services and the Bear Creek facility accounted for increases in gross profit of $8.7 and $6.7 million, respectively. Additionally, technical support services and the DuraTherm facility accounted for increases in gross profit of $4.5 million and $800,000 respectively. The increase in gross profit from government waste processing principally relates to the loss recorded on the M-Area project in 1997 and the increase in gross profit in 1998 from government waste processing attributable to the increase in revenues from the Hanford Tank Waste Remediation System contract and performance on the project at Idaho Falls, Idaho previously mentioned. The increase in gross profit at the Bear Creek facility was the result of increased waste processing over the prior year in addition to measures taken in the third quarter to reduce fixed and variable operating costs. The increase in gross profit from technical support services was the result of a shift in mix toward performance on higher margin site decontamination and decommissioning contracts and radiological engineering services. The increase in gross profit at the DuraTherm facility was the result of increased waste processing over the prior year in addition to the Company's continued efforts to reduce fixed and variable operating costs. As a percentage of revenues, gross profit increased from 11.5% in 1997 to 22.8% in 1998 for the reasons previously mentioned.

         Selling, general and administrative expenses increased by $10.9 million, or 69.2%, from $15.7 million in 1997 to $26.6 million in 1998. As a percentage of revenues, selling, general and administrative expenses increased from 11.5% in 1997 to 16.6% in 1998. The increase in selling, general and administrative expenses was primarily attributable to the operations of SEG, which was acquired by the Company effective April 1, 1997, higher than expected costs incurred on proposals for two major commercial nuclear power plant decommissioning projects, severance charges associated with the re-engineering of the processing methods at the Bear Creek facility, and higher operating costs for government waste processing services as a result of business growth in this area.

         Interest income (expense), net changed from income of $571,000 in 1997 to an expense of $545,000 in 1998. The change was the result of the decrease in cash due to the purchase of SEG in April of 1997 and interest on short-term borrowings required to fund working capital needs.

         Income tax expense was $716,000 in 1997 and $627,000 in 1998. The effective tax rate for 1997 and 1998 was adversely impacted by state income taxes on income in certain states which could not be offset by losses in others and a valuation allowance established with respect to a portion of the Company's decontamination and decommissioning accruals.

         Proportionate share of losses by joint ventures increased from $150,000 in 1997 to $1,474,000 in 1998. The increase in the loss relates principally to the charge, net of tax benefits, taken by the Company for the proportionate share of its 45% owned joint venture, DuraChem, which adopted SOP 98-5. The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, increased from $150,000 in 1997 to $200,000 in 1998.

         The Company's net loss increased by $2.1 million from a loss of $281,000 in 1997 to a loss of $2.4 million in 1998. Results for 1998 were adversely impacted by the after-tax losses on the M-Area contract and related assets impairment charge of approximately $6.6 million and the adoption of SOP 98-5 of approximately $1.6 million.

LIQUIDITY AND CAPITAL RESOURCES

         During 1999, the Company generated $10.0 million in cash flows from operating activities. The Company's cash flow from operating activities was generated by income from operations before depreciation and amortization of $26.4 million less cash interest expenses of $1.7 million, cash payments for income taxes of $4.1 million and the increased investment in working capital of $10.6 million.

         During 1999, the Company used approximately $24.2 million in cash flows for investing activities of including approximately $13.1 million used for the acquisition of Hake and $8.8 million used for purchases of plant and equipment.

         Cash flows used in investing activities were funded by the $10.0 million provided by operating activities, $8.3 million in cash from financing activities and $5.9 million of cash. Cash flows from financing activities included $17.2 million of long-term borrowings, net of repayments, and $1.8 million from the exercise of common stock options. During 1999, the Company also purchased 1,036,700 shares of its common stock for $6.3 million.

         The Company has a backlog of orders of approximately $217.1 million at December 31, 1999, of which approximately $121.5 million is expected to be completed in 2000.

         The Company has a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable (as defined in the credit agreement), to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and
(iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Substantially all of the Company's assets, excluding real property and inventory, have been pledged as collateral. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, plus .5% (9.00% at December 31, 1999), or the London Interbank Offered Rate (LIBOR) plus 1.75% (7.94% at December 31, 1999). The credit facility has a five-year term. At December 31, 1999, total borrowings of $26.2 million were outstanding under the facility and the Company had available borrowings of $26.0 million to fund working capital needs.

         In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $355,000. Proceeds to the Company of $8.0 million were used by the Company to pay down borrowings under its bank credit facility. The note receivables bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale, with the principal due in February 2002. The Company estimates that it will recognize a pre-tax gain of approximately $1.5 million on the sale.

         The Company believes cash flows from operations, proceeds from the sale of DuraTherm and, if necessary, borrowings available under the credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

NEW ACCOUNTING PRONOUNCEMENTS

         During 2001, the Company will adopt the provisions of Statements of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities. The Company does not expect that the new pronouncement will have a material effect on the Company's financial condition or results of operations.

INFORMATION SYSTEMS AND THE IMPACT OF THE YEAR 2000 ISSUE

         During 1999, the Company executed a program to address the Year 2000 issue with respect to (i) the Company's information systems, (ii) the Company's non-information systems, and (iii) certain systems for the Company's major customers and suppliers. The Company has not experienced any disruptions in operations as a result of the Year 2000 issue. Management will continue to monitor its information systems and those of its significant customers and vendors throughout 2000.

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

         The Company significant growth in revenues during 1998 and 1999 and significant growth in earnings during 1999. The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and loss of one or more technical support service contracts could adversely affect the Company's future operating results.

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

         A primary element of the Company's growth strategy is to continue to pursue strategic acquisitions that expand and complement the Company's business, technologies and service offerings. As a result, the Company' future operating results may be affected by the costs and timing of completion and integration of such acquisitions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

         The Company's major market risk is to changing interest rates. As of December 31, 1999, the Company had floating rate debt of $9.0 million bearing interest at the bank's base rate plus .5% (9.00%) and $17.2 million bearing interest at LIBOR plus 1.75% (7.94%) outstanding under its bank credit facility. Average borrowings under the Company's bank credit facility during 1999 were $7.0 million. The average interest rate on such borrowings was 9.08%.

         The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity market risk.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                Table of Contents


                                                                           Page

Independent Auditors' Report                                                 31

Consolidated Balance Sheets at December 31, 1998 and 1999                    32

Consolidated Statements of Operations for the years ended
    December 31, 1997, 1998 and 1999                                         34

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1997, 1998 and 1999                                   35

Consolidated Statements of Cash Flows for the years ended
    December 31, 1997, 1998 and 1999                                         36

Notes to Consolidated Financial Statements                                   38

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GTS Duratek, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                       KPMG LLP


Baltimore, Maryland
March 10, 2000, except for
    the second paragraph of
    Note 23, which is as of
    March 29, 2000

                       GTS DURATEK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999

                                                                                         1998               1999
                                                                                   -----------------  ------------------
                                            ASSETS
Current assets:
    Cash and cash equivalents                                                   $         5,944,274  $           59,525
    Receivables, less allowance for doubtful accounts of
       of $571,441 in 1998 and $571,136 in 1999                                          35,350,150          33,309,141
    Other accounts receivable                                                             2,216,034           6,292,606
    Cost and estimated earnings in excess of billings
       on uncompleted contracts                                                           9,964,741          15,924,413
    Prepaid expenses and other current assets                                             3,676,937           2,800,698
    Net assets held for sale                                                                     --           6,618,836
    Deferred income taxes                                                                 1,006,066             359,366
                                                                                   -----------------  ------------------
            Total current assets                                                         58,158,202          65,364,585

Property, plant and equipment, net                                                       54,270,744          63,417,307
Investments in and advances to joint ventures, net                                        4,266,406           4,183,773
Goodwill and other intangible assets, net                                                13,658,521          23,391,192
Other assets                                                                                804,933           1,231,506
Deferred income taxes                                                                     3,085,976                  --
                                                                                   -----------------  ------------------
                                                                                $       134,244,782  $      157,588,363
                                                                                   =================  ==================
                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Short-term borrowings                                                       $        10,947,148  $        9,000,000
    Current portion of long-term debt                                                            --           4,000,000
    Accounts payable                                                                     12,837,623          15,529,048
    Accrued expenses and other current liabilities                                        5,856,300           5,269,875
    Unearned revenues                                                                     9,090,627           6,672,699
    Waste processing and disposal liabilities                                             4,202,561           3,910,155
                                                                                   -----------------  ------------------
            Total current liabilities                                                    42,934,259          44,381,777

Long-term debt                                                                                   --          13,200,000
Convertible debentures                                                                   11,821,582          12,334,813
Facility and equipment decontamination and
    decommissioning liabilities                                                           7,824,447           8,507,641
Other noncurrent liabilities                                                              1,363,822           1,957,797
Deferred income taxes                                                                            --             302,187
                                                                                   -----------------  ------------------
            Total liabilities                                                            63,944,110          80,684,215
                                                                                   -----------------  ------------------

8% Cumulative Convertible Redeemable Preferred Stock,
       $.01 par value; 160,000 shares authorized, issued and
       outstanding (liquidation value $16,320,000)                                       15,279,085          15,509,438
                                                                                   -----------------  ------------------

                                                                                                             (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1998 and 1999

                                                                                         1998               1999
                                                                                   -----------------  ------------------
Stockholders' equity:
    Preferred stock - $.01 par value; authorized 4,840,000 shares;
       none issued                                                              $                --  $               --
    Common stock - $.01 par value; authorized 35,000,000
       shares; issued 14,225,750 in 1998 and 14,823,850 in 1999                             142,257             148,238
    Capital in excess of par value                                                       72,513,024          75,207,177
    Accumulated deficit                                                                 (14,742,524)         (4,772,979)
    Treasury stock at cost, 485,258 shares in 1998 and 1,521,958 shares
       in 1999                                                                           (2,891,170)         (9,187,726)
                                                                                   -----------------  ------------------
            Total stockholders' equity                                                   55,021,587          61,394,710
                                                                                   -----------------  ------------------

Commitments and contingencies
                                                                                   -----------------  ------------------
                                                                                $       134,244,782  $      157,588,363
                                                                                   =================  ==================


See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1997, 1998 and 1999

                                                                       1997               1998               1999
                                                                 -----------------  -----------------  -----------------
Revenues                                                       $      136,552,821  $     160,313,077  $     177,195,546
Cost of revenues                                                      120,814,140        123,839,031        128,719,021
                                                                 -----------------  -----------------  -----------------
            Gross profit                                               15,738,681         36,474,046         48,476,525
Selling, general and administrative expenses                           15,724,895         26,613,548         27,722,569
Charge for asset impairment                                                    --          9,223,948                 --
                                                                 -----------------  -----------------  -----------------
            Income from operations                                         13,786            636,550         20,753,956
Interest income (expense), net                                            570,795           (544,902)        (2,297,105)
                                                                 -----------------  -----------------  -----------------

            Income before income taxes and proportionate
               share of losses of joint ventures                          584,581             91,648         18,456,851
Income taxes                                                              716,000            627,000          6,854,500
                                                                 -----------------  -----------------  -----------------

            Income (loss) before proportionate share of
               losses of joint ventures                                  (131,419)          (535,352)        11,602,351
Proportionate share of losses of joint ventures                          (149,620)        (1,474,000)          (122,633)
                                                                 -----------------  -----------------  -----------------

            Net income (loss) before cumulative effect
               of change in accounting principle                         (281,039)        (2,009,352)        11,479,718
Cumulative effect of change in accounting principle                            --           (420,000)                --
                                                                 -----------------  -----------------  -----------------
            Net income (loss) and comprehensive
               income (loss)                                             (281,039)        (2,429,352)        11,479,718
Preferred stock dividends and charges for accretion                    (1,503,393)        (1,506,754)        (1,510,173)
                                                                 -----------------  -----------------  -----------------

            Net income (loss) attributable to common
               stockholders                                    $       (1,784,432) $      (3,936,106) $       9,969,545
                                                                 =================  =================  =================

Net income (loss) per share before cumulative effect
    of change in accounting principle:
               Basic                                           $            (0.14)$            (0.27)$             0.75
                                                                 =================  =================  =================
               Diluted                                         $            (0.14)$            (0.27)$             0.58
                                                                 =================  =================  =================

Net income (loss) per share:
               Basic                                           $            (0.14)$            (0.30)$             0.75
                                                                 =================  =================  =================
               Diluted                                         $            (0.14)$            (0.30)$             0.58
                                                                 =================  =================  =================


See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1997, 1998 and 1999

                                       COMMON STOCK         CAPITAL IN                                    TOTAL STOCK-
                                 -------------------------   EXCESS OF      ACCUMULATED     TREASURY        HOLDERS'
                                    SHARES       AMOUNT      PAR VALUE       DEFICIT         STOCK           EQUITY
                                 -------------  ----------  ------------  --------------  -------------  ---------------
Balance, December 31, 1996         12,419,231  $  124,191  $ 64,216,440  $   (9,021,986) $    (171,777) $    55,146,868

Net loss                                   --          --            --        (281,039)            --         (281,039)

Exercise of options and warrants      302,015       3,021     1,037,757              --             --        1,040,778

Income tax benefit from exercise
    of non-qualified stock options         --          --       827,000              --             --          827,000

Other issuances of common
    stock                                 825           8         6,489              --             --            6,497

Issuance of common stock in
    acquisition of The Scientific
    Ecology Group, Inc.               156,986       1,570     1,191,053              --             --        1,192,623

Preferred stock dividend and
    charges for accretion                  --          --            --      (1,503,393)            --       (1,503,393)
                                 -------------  ----------  ------------  --------------  -------------  ---------------
Balance, December 31, 1997         12,879,057     128,790    67,278,739     (10,806,418)      (171,777)      56,429,334

Net loss                                   --          --            --      (2,429,352)            --       (2,429,352)

Exercise of options and warrants    1,346,693      13,467     4,994,285              --             --        5,007,752

Income tax benefit from exercise
    of non-qualified stock options         --          --       240,000              --             --          240,000

Treasury stock purchases                   --          --            --              --     (2,719,393)      (2,719,393)

Preferred stock dividend and
    charges for accretion                  --          --            --      (1,506,754)            --       (1,506,754)
                                 -------------  ----------  ------------  --------------  -------------  ---------------
Balance, December 31, 1998         14,225,750     142,257    72,513,024     (14,742,524)    (2,891,170)      55,021,587

Net income                                 --          --            --      11,479,718             --       11,479,718

Exercise of options and warrants      598,100       5,981     1,831,859              --             --        1,837,840

Income tax benefit from exercise
    of non-qualified stock options         --          --       862,294              --             --          862,294

Treasury stock purchases                   --          --            --              --     (6,296,556)      (6,296,556)

Preferred stock dividend and
    charges for accretion                  --          --            --      (1,510,173)            --       (1,510,173)
                                 -------------  ----------  ------------  --------------  -------------  ---------------
Balance, December 31, 1999         14,823,850  $  148,238  $ 75,207,177  $   (4,772,979) $  (9,187,726) $    61,394,710
                                 =============  ==========  ============  ==============  =============  ===============

See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999

                                                                       1997               1998               1999
                                                                  ----------------   ----------------   ----------------
Cash flows from operating activities:
    Net income (loss)                                          $         (281,039) $      (2,429,352) $      11,479,718
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
          Depreciation and amortization                                 3,721,239          4,798,933          5,664,405
          Accrued interest on convertible debenture                       666,028            472,657            513,231
          Proportionate share of losses of joint ventures                 149,620          2,289,000            122,633
          Charge for asset impairment                                          --          9,223,948                 --
          Cumulative effect of change in accounting
            principle                                                          --            688,879                 --
          Deferred income tax benefit                                    (357,581)        (3,040,604)         4,034,863
          Income tax benefit from exercise of
            non-qualified stock options                                   827,000            240,000            862,294
          Changes in operating items, net of effects from
            businesses acquired in 1997 and 1999:
               Receivables                                             (8,933,233)        (6,995,960)           136,902
               Costs and estimated earnings in excess of
                  billings on uncompleted contracts                     1,811,372          4,818,237         (5,959,672)
               Prepaid expenses and other current assets                1,074,154         (2,008,999)        (1,007,061)
               Accounts payable, accrued expenses and
                  other current liabilities                            (1,537,425)        (6,002,251)        (1,442,845)
               Unearned revenues                                       (6,866,459)        (4,876,064)        (2,270,998)
               Waste processing and disposal liabilities                3,026,900         (4,478,541)        (2,927,563)
               Facility and equipment decontamination
                  and decommissioning liabilities                       1,550,408            553,766            746,006
               Other                                                     (293,482)           592,490              8,745
                                                                  ----------------   ----------------   ----------------

            Net cash provided by (used in) operating
               activities                                              (5,442,498)        (6,153,861)         9,960,658
                                                                  ----------------   ----------------   ----------------

Cash flows from investing activities:
    Additions to property, plant and equipment                        (10,995,723)        (6,137,279)        (8,758,521)
    Additions to intangible assets                                             --                 --           (739,796)
    Acquisitions of businesses, net of cash acquired                  (22,330,427)                --        (13,143,724)
    Advances to joint ventures                                           (551,162)           (57,880)           (40,000)
    Repayments from (advances to) employees, net                          322,701           (419,249)        (1,356,413)
    Other                                                                 (31,866)           191,179            (89,513)
                                                                  ----------------   ----------------   ----------------
            Net cash used in investing activities                     (33,586,477)        (6,423,229)       (24,127,967)
                                                                  ----------------   ----------------   ----------------
                                                                                                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1997, 1998 and 1999


                                                                       1997               1998               1999
                                                                  ----------------   ----------------   ----------------
Cash flows from financing activities:
    Net proceeds from (repayments of) short-term
       borrowings                                              $               --  $      10,947,148  $      (1,947,148)
    Proceeds from long-term debt borrowings                                    --                 --         20,000,000
    Repayments of long-term debt                                               --                 --         (2,800,000)
    Repayments of capital lease obligations                               (48,177)          (135,392)          (228,966)
    Preferred stock dividends paid                                     (1,280,000)        (1,280,000)        (1,280,000)
    Proceeds from issuance of common stock                              1,047,275          5,007,752          1,837,740
    Treasury stock purchases                                                   --         (2,719,393)        (6,296,556)
    Deferred financing costs                                                   --           (325,000)        (1,002,510)
                                                                  ----------------   ----------------   ----------------

            Net cash provided by (used in) financing
                  activities                                             (280,902)        11,495,115          8,282,560
                                                                  ----------------   ----------------   ----------------
            Net decrease in cash and cash equivalents                 (39,309,877)        (1,081,975)        (5,884,749)

Cash and cash equivalents, beginning of year                           46,336,126          7,026,249          5,944,274
                                                                  ----------------   ----------------   ----------------
Cash and cash equivalents, end of year                         $        7,026,249  $       5,944,274  $          59,525
                                                                  ================   ================   ================


See accompanying notes to consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(1)    ORGANIZATION, DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       GTS Duratek, Inc. (GTS or the Company) is an environmental services company that provides waste treatment solutions for radioactive, hazardous, mixed (i.e. intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs that includes commercial waste processing services, government waste processing services and technical support services. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination and recycling and ion exchange used independently or in tandem to process its customers waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The technical support services provided by the Company include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support to assist nuclear power plants during maintenance shutdowns and environmental and computer consulting and environmental safety and health training.


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

       (b)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents. Cash equivalents, consisting principally of overnight repurchase agreements, were $5,944,274 at December 31, 1998.

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

                                       38                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

       (e)    GOODWILL AND OTHER INTANGIBLE ASSETS

              Goodwill is attributable to the acquisition of The Scientific Ecology Group, Inc. (SEG) during 1997 and Frank W. Hake Associates, L.L.C. (Hake) during 1999 (see note 3). Goodwill is being amortized on a straight-line basis over a 30-year period. Other intangibles consist principally of amounts assigned to covenants not-to-compete and costs incurred to obtain and maintain patents. Covenant and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.

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

       (f)    FACILITY AND EQUIPMENT DECONTAMINATION AND DECOMMISSIONING

              The Company accrues decontamination and decommissioning (D&D) costs for facilities and equipment ratable over the period to the estimated date of site closure (see note 14).

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

                                       39           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

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

       (i)    START-UP COSTS

              Prior to 1998, the Company's 45% owned subsidiary DuraChem capitalized certain costs of starting-up its processing facility in Barnwell, South Carolina. In addition, the Company capitalized certain costs in developing employee records and documenting credentials for personnel in its technical services segment. In April 1998, the AICPA issued Statement of Position 98-5 Reporting on Costs of Start-up Activities (SOP 98-5), which requires such costs be expensed as incurred. During 1998, the Company and DuraChem adopted the provisions of SOP 98-5. The Company's proportionate share of the cumulative, after tax effect of DuraChem's adoption of SOP 98-5 of $1.3 million was recognized in the 1998 consolidated statement of operations as a proportionate share of losses by joint ventures. The Company's cumulative, after tax effect of adoption of SOP 98-5 was $420,000. The adoption of SOP 98-5 reduced the Company's loss before proportionate share of losses by joint ventures by approximately $78,000, increased the net loss before cumulative effect of a change in accounting principle by approximately $1.2 million, increased the net loss by approximately $1.6 million, increased the per share net loss attributable to common stockholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common stockholders by $0.12 per share.

                                                                     (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

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

       (k)    NET INCOME PER SHARE

              Basic earnings per share (EPS) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 12,619,000, 13,137,000 and 13,351,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 12,619,000, 13,137,000 and 20,323,000 for the years ended December
              31, 1997, 1998 and 1999, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation and to the assumed conversion of the Company's convertible debentures and preferred stock. Conversion of the Company's convertible debentures and preferred stock is not included in the calculation of diluted EPS in 1997 and 1998, as such conversion was anti-dilutive. The diluted EPS amount for 1999 is based on net income adjusted for the after tax impact of the interest expense on the Company's convertible debentures of $308,000.

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

              Significant estimates and judgments made by management include:
              (i) the recovery of investments in and advances to joint ventures (see note 6), (ii) the amount of waste processing and disposal liabilities (see note 11) and (iii) the cost to decommission and decontaminate the commercial waste processing facilities and equipment (see note 14).

                                       41                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       (n)    RECLASSIFICATIONS

              Certain amounts for 1997 and 1998 have been reclassified to conform to the presentation for 1999.


(3)    ACQUISITIONS

       (a)    THE SCIENTIFIC ECOLOGY GROUP, INC.

              On April 18, 1997, the Company acquired 100% of the outstanding capital stock of SEG, since renamed GTS Duratek-Bear Creek, Inc., from Westinghouse Electric Corporation (Westinghouse) for approximately $22.4 million in cash including transaction costs and 156,986 shares of the Company's common stock. The Company paid the cash portion of the purchase price out of available cash. SEG, which is based in Oak Ridge, Tennessee, is the largest commercial radioactive waste processing company in the United States, offering an extensive range of waste processing services and technologies including incineration, compaction and metal decontamination and recycling to commercial generators of radioactive wastes. SEG also provides site decontamination and decommissioning and other technical support services to clients including government facilities, commercial facilities and university/research/test facilities. In addition, SEG provides transportation services of radioactive wastes, maintaining a fleet of tractors, trailers and shipping containers for transporting radioactive wastes.

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

       (b)    FRANK W. HAKE ASSOCIATES, L.L.C.

              On June 30, 1999, the Company acquired 100% of the outstanding capital stock of Hake from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $12.9 million in cash, subject to a post closing adjustment, and the assumption of certain liabilities. The Company paid the cash portion of the purchase price out of available cash, principally from its credit facility with its bank. In 2000, the Company received $2.2 million with respect to the post closing adjustment. Hake is a specialist in the storage, transportation handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at its licensed facility in Memphis, Tennessee.

                                       42                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


              The acquisition was effective as of June 30, 1999. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of approximately $20.4 million, which includes liabilities assumed and transaction costs, exceeded the fair value of Hake's tangible assets by approximately $9.8 million. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

              Assuming the Hake acquisition had been consummated on January 1, 1998, revenues, net income (loss) attributable to common stockholders, basic net income (loss) per share and diluted net income (loss) per share would have been as follows for the years ended December 31, 1998 and 1999.

                                                                             1998               1999
                                                                       ----------------   ----------------
              Revenues                                                $     175,480,976 $      185,595,546
                                                                       ================   ================
              Net income (loss) attributable to common stockholders   $      (4,994,197)$        7,711,133
                                                                       ================   ================
              Basic net income (loss) per share                       $           (0.38)$             0.58
                                                                       ================   ================
              Diluted net income (loss) per share                     $           (0.38)$             0.47
                                                                       ================   ================



(4)    Other Accounts Receivable

       Other accounts receivable, at December 31, 1998, include loans of $465,000 and $275,000 to two of the Company's executive officers. Other accounts receivable, at December 31, 1999, includes loans of $463,000 and $312,000 to two of the Company's executive officers. The loans bear interest at market rates and are due by December 31, 2000.

                                       43                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

(5)    PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment at December 31 consists of the following:

                                                                   1998             1999
                                                             ---------------  ---------------
       Land and land improvements                          $        560,000  $       560,000
       Buildings                                                 15,376,383       24,225,162
       Machinery and equipment                                   37,220,299       42,748,068
       Leasehold improvements, furniture and fixtures            11,195,977        6,444,329
       Construction in progress                                   1,629,747        4,279,106
                                                            ---------------  ---------------
                                                                 65,982,406       78,256,665

       Less accumulated depreciation and amortization            11,711,662       14,839,358
                                                            ---------------  ---------------
                                                           $     54,270,744  $    63,417,307
                                                            ===============  ===============

(6)    INVESTMENTS IN AND ADVANCES TO JOINT VENTURES

       The Company has investments in and advances to each of its 50% or less owned joint ventures. A description of each is as follows:

       (a)    DURACHEM

              The Company and Chem-Nuclear Systems, Inc. (Chem-Nuclear), a subsidiary of Waste Management, Inc., have formed DuraChem to design, build and operate vitrification facilities to process commercial radioactive waste for disposal. Under the joint venture agreement, the Company contributes 45% of the facility construction costs and shares proportionately in DuraChem's results of operations. Management of Chem-Nuclear and the Company temporarily suspended construction of the project. The Company's management anticipates commencement of the facility within the next two years, however, changes in market conditions or other factors could result in additional delays (see note 23).

              The Company's investment in, and advances to, DuraChem at December 31, 1998 and 1999 of $3,253,885, related to construction costs of the facility in Barnwell, South Carolina. For the year ended December 31, 1998, DuraChem's net loss of approximately $4,642,000 related entirely to the adoption of SOP 98-5 (see note 2). After the adoption of SOP 98-5, DuraChem had total assets of $4,281,000 at December 31, 1998 and 1999 consisting exclusively of fixed assets.

                                       44                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


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

              The Company's investment in, and advance to, Vitritek at December 31, 1998 and 1999, were $877,521 and $794,888, respectively. For the years ended December 31, 1997, 1998 and 1999, Vitritek had net losses of $649,240, $750,000, and $595,266, respectively. For the years ended December 31, 1997, 1998 and 1999, the Company recognized its proportionate share of the loss in the consolidated statements of operations after intercompany eliminations. Vitritek had fixed assets and total assets of $718,464 and $1,443,464, respectively, at December 31, 1999.


(7)    GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill and other intangible assets at December 31 consist of the following:

                                                1998            1999
                                           ---------------  ---------------

       Goodwill                           $     13,924,000  $    23,735,546
       Other intangible assets                   1,540,735        2,280,366
                                           ---------------  ---------------
                                               15,464,735       26,015,912

       Less accumulated amortization             1,806,214        2,624,720
                                           ---------------  ---------------
                                         $     13,658,521  $    23,391,192
                                           ===============  ===============

                                       45                        (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

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

       At the time of modifying the glass melter and throughout 1998, the Company's believed, based on discussions with DOE and Savannah River officials, that contracts for processing additional waste streams would be awarded to the Company. Since completion of the existing contract, the Company requested that additional waste streams be awarded, however, as a result of a change in the site's waste treatment priorities, no additional waste processing contracts were awarded to the Company. Accordingly, in the fourth quarter 1998, the Company recorded an asset impairment charge of $9.2 million related to the carrying value of the glass melter which was abandoned.


(9)    SHORT-TERM BORROWINGS

       The Company has a $60 million bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable (as defined in the credit agreement), to fund working capital requirements, (ii) a $20.0 million line of credit to finance acquisitions or stock purchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Substantially all of the Company's assets, excluding real property and inventory, have been pledged as collateral. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, plus applicable margin (9.0% at December 31, 1999) or the London Interbank Offered Rate (LIBOR) rate plus applicable margin (7.94% at December 31, 1999). The interest rate is subject to adjustment, depending upon the Company's ratio of debt to operating income. The credit facility has a five-year term. The Company had available additional borrowings of approximately $26.0 million to fund working capital needs at December 31, 1999.

                                       46                         (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The Company paid interest expense of $8,701, $443,962 and $1,666,590 during the years ended December 31, 1997, 1998 and 1999, respectively.


(10)   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities at December 31 consist of the following:

                                                              1998             1999
                                                          -------------   --------------
       Salaries and related expenses                     $    2,134,585  $     2,365,567
       Preferred stock dividend payable                         320,000          320,000
       Income taxes payable                                   1,965,319               --
       Current portion of capital lease obligations             357,329          290,268
       Other accrued expenses                                 1,079,067        2,294,040
                                                          -------------   --------------
                                                         $    5,856,300  $     5,269,875
                                                          =============   ==============

(11)   WASTE PROCESSING AND DISPOSAL LIABILITIES

       During customer waste processing at the Company's Oak Ridge, Tennessee facility, the Company creates waste by-products (secondary waste) which become the Company's responsibility to process and send to burial. Management evaluates the content of this waste and accrues the estimated costs of processing and disposal based on anticipated processing methods and current disposal sites and rates. The ultimate cost of processing and disposal, however, will depend on the actual contamination of the waste, the amount of processing, volume reduction and disposal density. At December 31, 1998 and 1999, the Company has accrued $1,801,762 and $2,743,019 related to such waste, respectively.

       In addition, the Company has accrued $2,400,799 and $1,167,136 for processed customer waste awaiting burial at December 31, 1998 and 1999, respectively. The Company ships a significant portion of waste to a single burial site, at a cost significantly lower than waste shipped to other available alternatives. The accompanying consolidated financial statements reflect various accruals and estimates assuming the single burial site continues to be a viable disposal site at rates presently in effect. If the site's licenses are not renewed or at some future date if the site's rate structure were to change significantly, the Company's costs to dispose of waste would likely increase. Management has not determined the impact, if any, either of these scenarios would have on the Company's liabilities or future operating costs.

                                       47                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(12)   Long-Term Debt

       As discussed in note 9, the Company has a $60 million bank credit facility which includes, among other things, a $20 million line of credit to finance acquisitions or stock repurchases (Term Loan A) and a $5 million line of credit to finance up to 75% of the Company's acquisition cost of new equipment purchases (Term Loan B). Borrowings under these lines of credit are converted into term facilities to be repaid in equal quarterly installments. Term Loan A is to be repaid in quarterly installments equal to $1 million. The Company may also be required to prepay the term loans in the amount equal to 50% of excess cash flow, as defined. Excess cash flow is measured annually on the Company's fiscal year. The Company did not meet the excess cash flow criteria at December 31, 1999. At December 31, 1999, $17,200,000 was outstanding under the Term Loan A of which $4,000,000 is payable during each of the years ended December 31, 2000, 2001, 2002 and 2003, with the balance due on 2004. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock.


(13)   Convertible Debenture

       In November 1995, in connection with the formation of the strategic alliance, the Company received proceeds of $9,830,280, net of debt issue costs, from the issuance of a $10 million convertible debenture to BNFL. The debenture accrues interest during the first five years at the one-year London Interbank Offered Rate (LIBOR). The debenture and the accrued interest are convertible into 1,381,575 shares of the Company's common stock on or before November 7, 2000. The debenture is to be repaid in annual installments over a five-year period commencing on November 7, 2001. The conversion and repayment dates can be extended under certain circumstances. At December 31, 1998 and 1999, the balance due BNFL of $11,821,582 and $12,334,813 included accrued interest of $1,821,582 and
       $2,334,813, respectively.

       The estimated fair value of the convertible debentures at December 31, 1999 approximated its carrying value.


(14)   Facility and Equipment Decontamination and Decommissioning (D&D)

       The Company has estimated the current costs to decontaminate and decommission (D&D) its commercial waste processing facilities and equipment to be approximately $17.9 million. Based on the current market and projections for the demand for future waste processing, the Company estimates it will operate at its Tennessee facilities for at least the next 27 years. Accordingly, the Company is accruing the expected D&D costs plus an amount for inflation over such period. Management is unable to estimate the effects of changes in technology, future increases in burial rates and the timing of D&D activities on the estimated D&D costs. Uncertainties related to any of these factors could have a significant impact on the Company's estimated D&D costs. Management updates the D&D estimates on an annual basis. During the years ended December 31, 1998 and 1999, the Company accrued D&D costs of $473,000 and $746,000, respectively.

                                       48                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       The Company has purchased insurance to fund the Company's obligation to clean and remediate its Tennessee facilities upon closure.


(15)   8% CUMULATIVE CONVERTIBLE REDEEMABLE PREFERRED STOCK

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

       The estimated fair value of the Convertible Preferred Stock at December 31, 1999 was approximately $25.5 million.


(16)   STOCKHOLDERS' EQUITY

       During the years ended December 31, 1997, 1998 and 1999, the Company received compensation deductions, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefits of such deductions, which are included in stockholders' equity, were $827,000, $240,000 and $862,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

       During 1998 and 1999, the Company repurchased 414,800 and 1,036,700 shares of its common stock, respectively. The repurchased shares are reflected as treasury stock in the consolidated balance sheet.


(17)   STOCK OPTION PLANS AND WARRANTS

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

                                       49                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       At December 31,1999, there were 186,400 additional shares available for grant under the Plan.

       The per share weighted-average fair value of stock options granted during 1997, 1998 and 1999 were $5.92, $5.22 and $5.64, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-fee interest rate of 6.6%, expected volatility of 64% (73% in 1998 and 69% in 1997), and an expected life of four years.

       The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) attributable to common stockholders and net income (loss) per share on a diluted basis, would have been ($2,524,000) and ($0.20), ($4,208,000) and ($0.32)
       and $7,371,000 and $0.36 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

       Changes in options and warrants outstanding, options and warrants exercisable and shares reserved for issuance are as follows:

                                      WEIGHTED
                                       AVERAGE
                                      EXERCISE        NUMBER OF
                                        PRICE           SHARES
                                       -------        ---------

       December 31, 1996               $  3.74        2,826,715
       Granted                           10.46          144,500
       Exercised                          3.45         (302,015)
                                       -------        ---------

       December 31, 1997                  4.15        2,669,200
       Granted                            8.78          167,000
       Exercised                          3.72       (1,346,693)
                                       -------        ---------

       December 31, 1998                  5.06        1,489,507
       Granted                            5.78          428,500
       Exercised                          3.07         (597,950)
       Terminated and expired             3.41         (503,257)
                                       -------        ---------

       December 31, 1999               $  7.91          816,800
                                      ========        =========

                                       50                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       At December 31, 1999, the Company has reserved 7,718,108 shares for issuance of options, warrants and securities convertible into the Company's common stock. The following table summarizes information about outstanding and exercisable options and warrants at December 31, 1999:

                            OUTSTANDING                                                    EXERCISABLE
-----------------------------------------------------------------------------    --------------------------------
                                                WEIGHTED
                                                 AVERAGE          WEIGHTED                            WEIGHTED
      RANGE OF                                  REMAINING         AVERAGE                             AVERAGE
      EXERCISE                NUMBER           CONTRACTUAL        EXERCISE           NUMBER           EXERCISE
        PRICE               OUTSTANDING           LIFE             PRICE          EXERCISABLE          PRICE
----------------------    ----------------    --------------    -------------    ---------------    -------------
  5.50 - $   5.88                 488,500       4.6 years               5.75             15,000             5.50
 10.13 - $  10.63                 251,300       2.9 years              10.53             98,900            10.51
 12.75 - $  13.75                  77,000       1.0 years              12.91             57,750            12.91
                          ----------------                                       ---------------
                                  816,800                                               171,650
                          ================                                       ===============

(18)   INCOME TAXES

       The provision (benefit) for income taxes for the years ended December 31 consist of the following:

                              1997             1998             1999
                          --------------  ---------------  ---------------
Current:
    State               $       400,000 $        741,945 $        567,354
    Federal                     673,581        1,841,780        2,252,283
                          --------------  ---------------  ---------------
                              1,073,581        2,583,725        2,819,637
                          --------------  ---------------  ---------------
Deferred:
    State                       (53,637)        (339,808)         593,585
    Federal                    (303,944)      (2,700,796)       3,441,278
                          --------------  ---------------  ---------------
                               (357,581)      (3,040,604)       4,034,863
                          --------------  ---------------  ---------------
                        $       716,000 $       (456,879)$      6,854,500
                          ==============  ===============  ===============




                                       51                            (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       The provision (benefit) for the years ended December 31 is allocated as follows:

                                                                       1997           1998            1999
                                                                   -------------  -------------  ---------------
Continuing operations                                            $      716,000 $      627,000 $      6,854,500
Proportionate share of losses of joint ventures                              --       (815,000)              --
Cumulative effect of change in accounting principle                          --       (268,879)              --
                                                                   -------------  -------------  ---------------
                                                                 $      716,000 $     (456,879)$      6,854,500
                                                                   =============  =============  ===============

       The provision for income taxes for the years ended December 31, 1997, 1998, and 1999 is reconciled to the amount computed by applying the statutory Federal income tax rate to income before income taxes and proportionate share of losses of joint ventures as follows:

                                                                           1997           1998           1999
                                                                       -------------  -------------  --------------
Federal income tax at statutory rate                                 $      199,000 $       31,000 $     6,460,000
State income taxes, net of Federal tax benefit                              228,599        405,000         756,000
Valuation allowance                                                         269,000        356,000        (256,640)
Other                                                                        19,401       (165,000)       (104,860)
                                                                       -------------  -------------  --------------
                                                                     $      716,000 $      627,000 $     6,854,500
                                                                       =============  =============  ==============

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                                   1998             1999
                                                              ---------------   --------------
Allowance for doubtful accounts                             $        222,878  $       247,355
Capitalized inventory costs                                           56,414           57,751
Reserve for contract loss                                            344,395               --
Charge for asset impairment                                        3,597,598               --
Write-off of start-up costs                                          394,954          260,679
Loss of joint venture                                                815,000          834,075
Facility and equipment decontamination and
     decommissioning liabilities                                     963,405        1,270,808
Net operating loss carryforwards                                          --          835,724
Alternative minimum tax                                            1,419,042        1,100,353
Accelerated depreciation                                          (2,813,796)      (4,106,921)
Other                                                               (282,848)         (74,285)
                                                              ---------------   --------------
                                                                   4,717,042          425,539

Less valuation allowance                                             625,000          368,360
                                                              ---------------   --------------
                                                            $      4,092,042  $        57,179
                                                              ===============   ==============


                                       52                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


       In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous three years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $368,360 is necessary at December 31, 1999.

       The Company paid income taxes of $334,067, $427,550 and $4,086,669 in the years ended December 31, 1997, 1998 and 1999.


(19)   PROFIT INVESTMENT AND DEFERRED COMPENSATION PLANS

       The Company maintains a Profit Investment Plan for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $466,485, $466,495 and $757,535 for the years ended December 31, 1997, 1998 and 1999, respectively.


(20)   RELATED PARTY TRANSACTIONS

       As part of a strategic alliance, BNFL has agreed to provide the Company with certain research and development funding. For the year ended December 31, 1998, BNFL provided research and development funding of $530,000. No funding was provided during 1999. In addition, the Company earned approximately $17 million and $24 million during 1998 and 1999, respectively, under subcontracts with BNFL related to their work performed on the Hanford River Protection and the Idaho Advanced Mixed Waste Treatment Projects.

                                       53                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


(21)   SEGMENT REPORTING

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

              2. Government Waste Processing (GWP)-- The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services. The Company is currently involved in several waste treatment projects for the DOE including: Hanford Tank Waste Remediation System project, Idaho Advanced Mixed Waste Treatment Project and Rocky Mountain Remediation Services Project.

              3. Technical Services (TS) -- The Company's technical support services encompass approximately 600 employees, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provides highly specialized technical support services for the Company's customers. The Company provides these technical support services either as a prime contractor or as a subcontractor to a diverse group of government agencies, electric utilities, industrial facilities and commercial businesses including Duke Power Company, Southern Nuclear Operating Company and Vermont Yankee Nuclear Power Corporation.

                                       54                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       The accounting policies of the operating divisions are the same as those described in the summary of significant accounting policies. The Company's segment information is as follows:


                                                                   1999
                              -----------------------------------------------------------------------------------
                                                                                 Unallocated
                                   CWP               GWP             TS             Items        Consolidated
                              ---------------   --------------  --------------   -------------   ----------------
Revenues from external
    customers               $     87,559,271 $     37,238,438 $    52,397,837 $            -- $      177,195,546
Income from operations
    operations                    14,163,048        4,308,814       2,282,094              --         20,753,956
Interest expense                          --               --              --       2,297,106          2,297,106
Depreciation and
    amortization expense           4,618,681          408,218         637,506              --          5,664,405
Proportionate share of
    losses of joint ventures              --               --              --        (122,633)          (122,633)
Income tax expense                        --               --              --       6,854,500          6,854,500
Investments in and
    advances to joint
    ventures                              --               --              --       4,048,773          4,048,773
Capital expenditure for
    additions to
    long-lived assets              6,708,406          886,599          66,899       1,096,617          8,758,521
Total assets                     105,392,912       15,851,390      24,182,052      12,162,009        157,588,363



                                                                    1998
                               ----------------------------------------------------------------------------------
                                                                                 Unallocated
                                    CWP              GWP              TS            Items        Consolidated
                               --------------   --------------   -------------   -------------   ----------------
Revenues from external
    customers                $    73,019,423 $     31,644,340 $    55,649,314 $            -- $      160,313,077
Income (loss) from
    operations                     8,147,733       (8,140,543)        629,360              --            636,550
Interest income                           --               --              --         371,717            371,717
Interest expense                          --               --              --        (916,619)          (916,619)
Depreciation and
    amortization expense           3,940,692          286,206         572,035              --          4,798,933
Proportionate share of
    losses of joint ventures              --               --              --      (1,474,000)        (1,474,000)
Income tax expense                        --               --              --         627,000            627,000
Investments in and
    advances to joint
    ventures                              --               --              --       4,131,406          4,131,406
Capital expenditure for
    additions to
    long-lived assets              3,373,311          487,047       1,611,394         665,527          6,137,279
Total assets                      71,077,591       21,731,656      16,191,189      19,534,196        128,534,632




                                       55                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


                                                                     1997
                               ----------------------------------------------------------------------------------
                                                                                 Unallocated
                                    CWP              GWP              TS            Items        Consolidated
                               --------------   --------------   -------------   -------------   ----------------
Revenues from external
    customers                $    67,675,574 $     16,051,707 $    52,825,540 $            -- $      136,552,821
Income (loss) from
    operations                     4,154,479       (6,310,587)      2,169,894              --             13,786
Interest income                           --               --              --       1,245,875          1,245,875
Interest expense                          --               --              --        (675,080)          (675,080)
Depreciation and
    amortization expense           2,974,682          402,638         343,919              --          3,721,239
Proportionate share of
    losses of joint ventures              --               --              --        (149,620)          (149,620)
Income tax expense                        --               --              --         716,000            716,000
Investments in and
    advances to joint
    ventures                              --               --              --       6,362,526          6,362,526
Capital expenditure for
    additions to
    long-lived assets                516,493        4,803,503         633,517         342,210          6,295,723
Total assets                      69,494,873       17,456,086      26,778,335      18,568,887        132,298,181


       The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. In 1997, one customer comprised 12.0% of the Company's annual revenue. In 1998, one customer comprised 10.6% of the Company's annual revenues. In 1999, one customer comprised 13.6% of the Company's annual revenues.

       Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $15,429,393 and $3,055,158 at December 31, 1998 and
       $9,274,720 and $2,349,624 at December 31, 1999, respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.


(22)   COMMITMENTS AND CONTINGENCIES

       (a)    ROYALTY AGREEMENTS

              The Company has entered into an exclusive licensing agreement with the inventors of the vitrification technology, pursuant to which the inventors have granted to the Company the exclusive license and rights to all vitrification technology and process patents which they develop. The exclusive license agreement expires 17 years after the last licensed patent is granted, which at this time will be in 2012. The agreement provides for a guaranteed minimum royalty of $100,000 per year throughout the term of the agreement. Royalty expense was $100,000, $141,000 and $288,000 for the years ended December 31, 1997, 1998 and 1999, respectively.


                                       56                          (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999

       (b)    LEASES

              The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $2,317,000, $1,978,000 and $1,830,000 for the years ended December 31, 1997,
              1998 and 1999, respectively.

              The following is a schedule of future minimum annual lease payments for all long-term operating leases for the year ending December 31, 1999:

                                                                         OPERATIONS        CAPITAL
                                                                       ---------------  --------------
               2000                                                   $        906,000 $       340,000
               2001                                                            799,000         290,000
               2002                                                            623,000         290,000
               2003                                                            475,000         126,000
               2004                                                            475,000              --
               Thereafter                                                      949,000              --
                                                                        ---------------  --------------
                    Future minimum lease payments                      $      4,227,000       1,046,000
                                                                        ===============
              Less portion representing interest                                                 89,435
            Less current portion of capital lease obligation                                    290,268
                                                                                          --------------
                    Long-term portion of capital lease obligation                        $       666,297
                                                                                          ==============

              During 1998, the Company entered into several new capital lease obligations valued at $1,207,395.

       (c)    LEGAL PROCEEDINGS

              On February 3, 1998, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. (now named GTS Duratek Bear Creek , Inc. ("SEG"), was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. These statements concerned a joint venture between SEG and MMT and some of these statements were made in press releases which MMT issued jointly with SEG. The complaint seeks to hold SEG liable for all of these statements. The defendant moved to dismiss the complaint, the plaintiffs chose to amend their pleading, and the defendant moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation ("Westinghouse") which was the parent of SEG at the time the allegedly misleading statements

                                       57                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999


              were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

              On or about February 25, 1999, Synthetica Technologies, Inc. ("Synthetica") served the Company with a complaint filed in the Superior Court of California, County of San Francisco. In addition to the Company, the complaint named SEG, Westinghouse, and two former SEG executives as defendants. The complaint alleged that SEG was required by a license agreement and a subsequent asset purchase agreement to make certain payments to Synthetica in exchange for the right to develop and commercialize Synthetica's waste disposal technology. Synthetica claimed that SEG did not make allegedly required payments and did not comply with other alleged provisions of the contracts between SEG and Synthetica. Both the alleged license agreement and alleged asset purchase agreement predate the Company's acquisition of SEG. Synthetica advanced claims of fraud in the inducement, constructive fraud, actual fraud, breach of written contract, breach of implied covenant of good faith and fair dealing, intentional interference with contractual relations, intentional interference with economic relations, negligent interference, negligent misrepresentation and breach of fiduciary duty and trade secret misappropriation. The complaint sought compensatory and exemplary damages in an unspecified amount and an injunction against further trade secret misappropriation by the former SEG executives. The defendants removed the action to the United States District for the Northern District of California and then moved to dismiss the case. The plaintiff chose to amend its pleading, dropping the individual defendants and eliminating three claims. The remaining defendants sought to dismiss the amended complaint. On October 27, 1999, the court dismissed the amended complaint in its entirety, but permitted the plaintiff to replead certain claims. On November 29, 1999, the plaintiff filed an amended complaint alleging fraud and conspiracy to defraud, breach of implied covenant of good faith and fair dealing and breach of contract. The claims in the amended complaint relate only to the asset purchase agreement and revolved around the claim that SEG failed to develop and commercialize Synthetica's waste disposal technology as required by that agreement. On January 3, 2000, the court dismissed the Company as a party to the case, leaving SEG as one of the remaining defendants along with CBS and dismissed certain claims against the remaining defendants. While the Company and SEG believe that SEG has meritorious defenses to the claims alleged against it by Synthetica, the Company cannot make a determination as to the likelihood or the extent of any liability arising from this matter.

              On December 2, 1999, the Company's wholly owned subsidiary, SEG, was named as a defendant in an adversary proceeding in the United States Bankruptcy court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants CBS and SEG. The complaint alleges that the sale of CBS's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are

                                       58                           (Continued)

                       GTS DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           December 31, 1998 and 1999



              avoidable because MMT did not receive reasonably equivalent value for the transfers. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the company may have a right of indemnification from CBS pursuant to the relevant purchasing agreements. It is too early in the litigation to provide an accurate assessment of the Company's liability. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

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


(23)   SUBSEQUENT EVENTS

       In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $355,000. Proceeds to the Company of $8.0 million net were used by the Company to pay down borrowings under its bank credit facility. The note receivable bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale with the principal due in February 2002. The Company estimates that it will recognize a pre-tax gain of approximately $1.5 million on the sale.

       On March 29, 2000, the Company announced that it has entered into a definitive agreement to acquire the nuclear services business of Waste Management, Inc. for up to $65 million in cash, consisting of $55 million at closing and up to an additional $10 million upon satisfaction of certain post-closing conditions. The acquisition is expected to close during the second quarter of 2000. As a result of this acquisition, the Company expects to acquire the 55% interest in DuraChem held by a subsidiary of Waste Management, Inc. (see note 6).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    Part III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the names of the executive officers of the Company, their positions with the Company and their principal business experience for the last five years:

Name                      Age     Position                               Principal Business Experience
------------------------------------------------------------------------------------------------------------------------
Daniel A. D'Aniello        53     Chairman of the Board of Directors     Managing  Director,  The  Carlyle  Group since
                                                                         1987.  Chairman  of the  Board of the  Company
                                                                         since January 1995.

Robert E. Prince           52     President, Chief Executive Officer     President and Chief  Executive  Officer of the
                                  and Director                           Company  since   November  1990  and  director
                                                                         since  1991;   Founder  of  General  Technical
                                                                         Services,   Inc.   (GTS)  in   October   1984;
                                                                         President and Chief  Executive  Officer of GTS
                                                                         from 1987 to 1992.

Robert F. Shawver          43     Executive Vice President and Chief     Executive  Vice President of the Company since
                                  Financial Officer                      May 1993;  Chief  Financial  Officer and Chief
                                                                         Administrative Officer of the Company since
                                                                         1987; Vice President of the Company from 1987
                                                                         to 1993.

Craig T. Bartlett          37     Treasurer                              Treasurer of the Company since  February 1996;
                                                                         Controller  of  the  Company  since   February
                                                                         1993;  Director,  Financial  Operations of the
                                                                         Company   from   1991   to   1993;   Assistant
                                                                         Controller of the Company from 1988 to 1991.

C. Paul Delete             51     Senior Vice President, Technology      Senior Vice  President of Technology  Services
                                  Services and Operations                and  Operations  and  Support  of the  Company
                                                                         since  January  1996;  President of Analytical
                                                                         Resources,  Inc. (an environmental  consulting
                                                                         firm  acquired  by the  Company  in 1996) from
                                                                         1984 to January 1996.

Diane L. Leviski           39     Vice President, Human Resources        Vice  President  of  Human  Resources  of  the
                                                                         Company  since  February  1996;   Director  of
                                                                         Human Resources from 1988 to 1996;  Manager of
                                                                         Human  Resources  of the Company  from 1985 to
                                                                         1988.

Leslie M. Hill             44     President, Bear Creek Operations       President of Bear Creek  Operations  since May
                                                                         1997. Mr. Hill held several senior  management
                                                                         positions  with New York Power  Authority from
                                                                         January 1982 to April 1997.

Ian S. Howard              45     Vice President, Radiological           Group   Vice    President   of    Radiological
                                  Engineering and Field Services         Engineering  and Field Services since December
                                                                         1998.  Deputy Director,  Bear Creek Operations
                                                                         from  April  1997 to  December  1998.  Project
                                                                         Director of the Company from 1985 to 1997.

Willis W. Bixby, Jr.       53     Vice President, Strategic Business     Vice President of the Company since October 1999.
                                  Development                            Vice President of Scientech, Inc. from 1997 to
                                                                         1999. Mr Bixby held several senior management
                                                                         positions with the Department of Energy from 1978
                                                                         to 1997.

         Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 16, 2000 (the "2000 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

         The text and tables under "Executive Compensation" in the Company's 2000 Proxy Statement are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Except as indicated in the 2000 Proxy Statement, the Company knows of no person who on March 16, 2000, owned beneficially more than 5% of its Common Stock.

         (b) The stock ownership information contained in the text and tables under "Securities Beneficially Owned" in the Company's 2000 Proxy Statement is incorporated herein by reference.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The text under "Executive Compensation" and "Certain Transactions with Management and Others" in the Company's 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) (1) The following consolidated financial statements of GTS Duratek and its subsidiaries are included in Item 8:

         Independent Auditors' Report

         Consolidated Balance Sheets at December 31, 1998 and December 31, 1999

         Consolidated Statements of Operations for the years ended December 31, 1997, 1998 and 1999

         Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999

         Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1998 and 1999

         Notes to Consolidated Financial Statements

         (a)(2) The following is a list of all financial statement schedules for the years ended December 31, 1997, 1998 and 1999 filed as part of this Report:

      Schedule II -- Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

      (a) (3)  See accompanying Index to Exhibits...........................67

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the last quarter of 1999.

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

                  Schedule II -- Valuation and Qualifying Accounts

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GTS DURATEK, INC.

Dated:  March 27, 2000

                                    By: /s/ ROBERT E. PRINCE
                                        ----------------------------------------
                                           Robert E. Prince
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

                                         Principal Executive Officer:

March 27, 2000
                                        /s/ ROBERT E. PRINCE
                                        ----------------------------------------
                                           Robert E. Prince
                                           President and Chief Executive Officer

                                           Principal Financial Officer:

March 27, 2000
                                        /s/ ROBERT F. SHAWVER
                                        ----------------------------------------
                                           Robert F. Shawver
                                           Executive Vice President and
                                           Chief Financial Officer

                                           Principal Accounting Officer:

March 27, 2000
                                        /s/ CRAIG T. BARTLETT
                                        ----------------------------------------
                                           Craig T. Bartlett
                                           Treasurer

                                           The Board of Directors:

March 27, 2000
                                        /s/ DANIEL A. D'ANIELLO
                                        ----------------------------------------
                                           Daniel A. D'Aniello

March 27, 2000
                                        /s/ J. A. FRED BROTHERS
                                        ----------------------------------------
                                           J. A. Fred Brothers

March 27, 2000
                                        /s/ EARLE C. WILLIAMS
                                        ----------------------------------------
                                           Earle C. Williams

March 27, 2000
                                        /s/ DR. FRANCIS J. HARVEY
                                        ----------------------------------------
                                           Dr. Francis J. Harvey

March 27, 2000
                                        /s/ ADMIRAL JAMES D. WATKINS
                                        ----------------------------------------
                                           Admiral James D. Watkins

March 27, 2000
                                        /s/ GEORGE V. MCGOWAN
                                        ----------------------------------------
                                           George V. McGowan

March 27, 2000
                                        /s/ ROBERT E. PRINCE
                                        ----------------------------------------
                                           Robert E. Prince

                       GTS DURATEK, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                   Schedule II

                                                               CHARGES        CHARGES                         BALANCE
                                               BALANCE AT     TO COSTS       TO OTHER                         AT END
                                                BEGINNING        AND        ACCOUNTS -      DEDUCTIONS -        OF
                                                OF PERIOD      EXPENSES    DESCRIBE (A)     DESCRIBE (B)      PERIOD
                                              -------------- ----------------------------- ---------------- ------------
Allowance for doubtful accounts:
      Year ended December 31, 1999         $        571,441      149,123          (41,030)        (108,398)     571,136
      Year ended December 31, 1998         $        487,905      483,477               --         (399,941)     571,441
      Year ended December 31, 1997         $        107,964       48,000          334,615           (2,674)     487,905
                                              ============== ============ ================ ================ ============

(a) Charges to other accounts in 1997 represent allowance for doubtful accounts related to SEG at the date of acquisition. Charges to other accounts in 1999 represent the beginning of the year allowance for doubtful accounts balance related to DuraTherm, Inc. that is presented in the consolidated balance sheet on the net assets held for sale line item.

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

10.9 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292).

10.10 Amended and Restated Credit Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated February 1, 1999. (File No. 0-14292).

10.11 Amended and Restated Security Agreement dated as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated February 1, 1999. (File No. 0-14292).

10.12 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292).

10.13 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000. (File No. 0-14292).

21.1        Subsidiaries of the Registrant. (Filed herewith).

23.1        Consent of KPMG LLP. (Filed herewith).

27.1        Financial Data Schedule. (Filed herewith).