Form 10-Q
period 2000-03-31
GTS DURATEK INC
filed 2000-05-15
CIK 785186

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------
                                    FORM 10-Q
 ---
/X /  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 --   Exchange Act of 1934
      For the Quarter Ended March 31, 2000
                                       OR

/__/ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the transition period from _____________ to _____________


                         Commission File Number 0-14292

                                GTS DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

Delaware                                                          22-2476180
--------                                                          ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                           21046
-------------------------------------------                       ---------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:    (410) 312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2000:


 Common Stock, par value $0.01 per share                13,419,337 shares

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

                  Consolidated Condensed Balance Sheets
                           as of March 31, 2000 and December 31, 1999............................................ 1

                  Consolidated Condensed Statements of Operations for the Three
                           Months Ended March 31, 2000 and 1999.................................................. 2

                  Consolidated Condensed Statement of Changes in Stockholders'
                           Equity for Three Months Ended March 31, 2000.......................................... 3

                  Consolidated Condensed Statements of Cash Flows for the
                           Three Months Ended March 31, 2000 and 1999............................................ 4

                  Notes to Condensed Consolidated Financial Statements........................................... 5

Item 2.           Management's Discussion and Analysis of Financial Condition
                           and Results of Operations............................................................. 8

Item 3.           Quantitative and Qualitative Information About
                           Market Risk........................................................................... 9

                  Qualification Relating to Financial Information................................................ 9


Part II           OTHER INFORMATION
-------

Item 1.           Legal Proceedings............................................................................. 10

Item 5.           Other Information............................................................................. 10

Item 6.           Exhibits and Reports on Form 8-K.............................................................. 11

                  Signatures ................................................................................... 12

Part I   Financial Information
------
Item 1.  Financial Statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                       March 31,               December 31,
                                                                                         2000                      1999
                                                                                     ------------               ----------
                                 ASSETS                                               (unaudited)                    *
Current assets:
  Cash and cash equivalents....................................................     $    101,552              $     59,525
  Receivables, net.............................................................       35,669,189                33,309,141
  Other accounts receivable....................................................        5,383,233                 6,292,606
  Costs and estimated earnings in excess of
    billings on uncompleted contracts..........................................       16,670,176                15,924,413
  Prepaid expenses and other current assets....................................        5,616,908                 2,800,698
  Net assets held for sale.....................................................                -                 6,618,836
  Deferred income taxes .......................................................          359,366                   359,366
                                                                                     -----------               -----------
    Total current assets.......................................................       63,800,424                65,364,585

Property, plant and equipment, net.............................................       65,237,210                63,417,307
Investments in and advances to joint ventures, net.............................        4,158,773                 4,183,773
Goodwill and other intangible assets, net......................................       23,120,772                23,391,192
Note receivable................................................................          335,693                         -
Other Assets...................................................................        1,587,896                 1,231,506
                                                                                     -----------               -----------
                                                                                    $158,240,768              $157,588,363
                                                                                     ===========               ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings........................................................     $  8,000,000              $  9,000,000
  Current portion of long term debt............................................        4,000,000                 4,000,000
  Accounts payable ............................................................       12,401,603                15,529,048
  Accrued expenses and other current liabilities...............................       10,120,916                 5,269,875
  Unearned revenues............................................................        7,943,951                 6,672,699
  Waste processing and disposal liabilities....................................        2,291,302                 3,910,155
                                                                                     -----------               -----------
     Total current liabilities.................................................       44,757,772                44,381,777

Long-term debt.................................................................       12,200,000                13,200,000
Convertible debenture..........................................................       12,497,812                12,334,813
Facility and equipment decontamination
 and decommissioning liabilities...............................................        8,711,209                 8,507,641
Other noncurrent liabilities...................................................        1,156,674                 1,957,797
Deferred income taxes..........................................................          302,187                   302,187
                                                                                     -----------               -----------
     Total liabilities.........................................................       79,625,654                80,684,215
                                                                                     -----------               -----------
Redeemable preferred stock
  (Liquidation value $16,320,000)..............................................       15,567,521                15,509,438
                                                                                     -----------               -----------
Stockholders' equity:
  Common stock.................................................................          148,238                   148,238
  Capital in excess of par value...............................................       75,207,177                75,207,177
  Deficit......................................................................       (3,120,096)               (4,772,979)
  Treasury stock, at cost......................................................       (9,187,726)               (9,187,726)
                                                                                    ------------              ------------
    Total stockholders' equity.................................................       63,047,593                61,394,710
                                                                                    ------------              ------------
                                                                                    $158,240,768              $157,588,363
                                                                                     ===========               ===========

* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the Company's audited Consolidated Balance Sheet as of that date. See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                          Three Months
                                                                         Ended March 31,
                                                                         ---------------
                                                                     2000              1999
                                                                     ----              ----
Revenues......................................................... $41,102,451       $38,885,254
Cost of revenues.................................................  31,472,188        29,075,839
                                                                   ----------        ----------
Gross profit.....................................................   9,630,263        9,809,415

Selling, general and
  administrative expenses........................................   6,684,816         6,510,025
                                                                   ----------        ----------
Income from operations...........................................   2,945,447         3,299,390

Gain on sale of DuraTherm, Inc...................................   1,166,000                 -
Interest expense, net............................................    (741,481)         (284,822)
                                                                   ----------        ----------
Income before income taxes
  and proportionate share
  of loss of joint venture.......................................   3,369,966         3,014,568

Income taxes.....................................................   1,314,000         1,160,609
                                                                   ----------        ----------
Income before gain on sale of assets and
  proportionate share of loss of joint venture...................   2,055,966         1,853,959

Proportionate share of loss of joint
  venture........................................................     (25,000)          (50,000)
                                                                   ----------         ---------
Net income.......................................................   2,030,966         1,803,959

Preferred stock dividends and
 charges for accretion...........................................     378,083           377,220
                                                                   ----------        ----------
Net income attributable to
 common shareholders............................................. $ 1,652,883       $ 1,426,739
                                                                   ==========        ==========

Basic net income per share....................................... $      0.12        $     0.10
                                                                   ==========         =========

Diluted net income per share..................................... $      0.11        $     0.09
                                                                   ==========         =========
Basic weighted average
 common stock outstanding........................................  13,301,892        13,773,860
                                                                   ==========        ==========
Diluted weighted average common
  stock and dilutive
  securities outstanding.........................................  20,418,791        20,840,081
                                                                   ==========        ==========


See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

       CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)

                                                Common Stock           Capital in                                          Total
                                           ----------------------       Excess of                       Treasury       Stockholders'
                                           Shares          Amount       Par Value         Deficit         Stock           Equity
                                           ------          ------       ---------         -------         -----           ------
Balance, December 31, 1999               14,823,850       $148,238     $75,207,177     $(4,772,979)    $(9,187,726)    $61,394,710

Net income                                        -              -               -       2,030,966               -       2,030,966

Preferred dividends                               -              -               -        (320,000)              -        (320,000)

Accretion of redeemable
preferred stock                                   -              -               -         (58,083)              -         (58,083)
                                         ----------      ---------      ----------      -----------     -----------      ----------
Balance, March 31, 2000                  14,823,850      $ 148,238     $75,207,177     $(3,120,096)    $(9,187,726)     $63,047,593
                                         ==========      =========      ==========      ===========     ===========      ==========






See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                   2000                    1999
                                                                                                ----------              ---------
Cash flows from operating activities:
  Net income............................................................................        $ 2,030,966             $1,803,959
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization.....................................................          1,500,470                840,489
      Loss on sale of equipment.........................................................                  -                110,979
      Accrued interest on convertible debenture ........................................            162,999                118,252
      Proportionate share of loss of joint venture......................................             25,000                 50,000
      Gain on sale of DuraTherm, Inc....................................................         (1,166,000)                     -
      Changes in operating items, net of effects from
      business disposed of in 2000:
        Receivables.....................................................................         (1,450,675)           (2,002,312)
        Cost in excess of billings......................................................           (745,763)           (1,486,903)
        Prepaid expenses and other current assets.......................................         (2,816,210)             (881,347)
        Net assets held for sale........................................................           (174,515)                    -
        Accounts payables, accrued expenses and
          other current liabilities.....................................................          1,804,231                87,118
        Unearned revenues...............................................................         (1,271,252)           (1,416,027)
        Waste processing and disposal liabilities.......................................         (1,618,853)            1,275,304
        Facility and equipment decontamination and
          decommissioning liabilities...................................................            203,568               180,074
        Other...........................................................................           (356,390)              132,580
                                                                                                  -----------           ----------

Net cash used in operations.............................................................         (1,329,920)           (1,187,834)
                                                                                                  -----------          ----------

Cash flows from investing activities:
  Additions to property, plant and equipment, net ......................................         (3,049,953)             (953,360)
  Proceeds from sale of DuraTherm, Inc., net of
    transaction costs...................................................................          7,623,664                     -
  Advances to joint ventures............................................................                  -               (19,999)
  Other.................................................................................           (788,284)             (626,554)
                                                                                                -----------            ----------
      Net cash provided by (used in)investing activities................................          3,785,427            (1,599,913)
                                                                                                -----------            ----------

Cash flows from financing activities:
  Short-term repayments, net............................................................         (1,000,000)           (8,947,148)
  Borrowings under long-term debt.......................................................                  -             8,000,000
  Repayments of long-term debt..........................................................         (1,000,000)                    -
  Repayment of capital lease obligations................................................            (93,480)                    -
  Preferred stock dividends.............................................................           (320,000)             (320,000)
  Proceeds from issuance of common stock................................................                  -                 7,000
  Repurchase of treasury shares.........................................................                  -              (269,844)
  Deferred financing costs..............................................................                  -              (644,298)
                                                                                               ------------            ----------
    Net cash used in financing activities...............................................         (2,413,480)           (2,174,290)
                                                                                               ------------            ----------

Net change in cash and cash equivalents.................................................             42,027            (4,962,037)
Cash and cash equivalents at beginning of period........................................             59,525             5,944,274
                                                                                                -----------            ----------
Cash and cash equivalents at end of period..............................................       $    101,552           $   982,237
                                                                                                ===========            ==========

See notes to condensed consolidated financial statements

                       GTS DURATEK, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

2.   NET INCOME PER SHARE

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,301,892 and 13,773,860 for the three months ended March 31, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,418,791 and 20,840,081 for the three months ended March 31, 2000 and 1999, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation.

3.   SALE OF DURATHERM, INC.

     In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $336,000. Proceeds to the Company of $8.0 million were used by the Company to pay down borrowings under its bank credit facility. The note receivable bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale with the principal due in February 2002. The Company recognized a pre-tax gain of $1.2 million on the sale.


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

                       GTS DURATEK, INC. AND SUBSIDIARIES

3. TECHNICAL SERVICES (TS) The Company's technical support services encompass approximately 600 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

The Company's segment information is as follows:

                                                         AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                        CWP                 GWP                 TS           UNALLOCATED ITEMS     CONSOLIDATED
---------------------------------------------------  ------------------- ------------------  ------------------  -------------------
Revenues from
  external customers             $ 20,206,251        $ 8,662,617         $ 12,233,583        $       -           $  41,102,451

Income from operations              1,938,571            774,652              232,224                -               2,945,447

Gain on Sale of                         -                   -                    -                1,166,000          1,166,000
  DuraTherm, Inc.

Interest expense                        -                   -                    -                 (741,481)          (741,481)
Depreciation and
  amortization
  expense                           1,214,616             71,858              113,146               143,124          1,542,744


Proportionate share
  of losses of joint                    -                   -                   -                   (25,000)           (25,000)
  ventures

Income tax expense                      -                   -                   -                 1,314,000          1,314,000

Investments in and
  advances to joint
  ventures                              -                   -                   -                  4,158,773         4,158,773

Capital expenditure
  for additions to
  long-lived assets                 2,728,597               -                 24,848                296,508          3,049,953

Total assets                      104,148,272         15,312,098          24,774,091             14,006,307        158,240,768

                                                               GTS DURATEK, INC. AND SUBSIDIARIES

                                                         AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                             UNALLOCATED ITEMS
                                        CWP                 GWP                 TS                                  CONSOLIDATED
---------------------------------------------------  -------------------  ----------------   ------------------  -------------------
Revenues from
  external customers             $ 17,568,395        $   9,476,689        $11,840,170        $       -            $38,885,254

Income from
  operations                        2,027,560              887,402            384,428                -              3,299,390

Interest expense                         -                   -                    -           (284,822)              (284,822)

Depreciation and
  amortization
  expense                             690,189              50,095             100,205                -                840,489


Proportionate share
  of losses of joint                     -                   -                    -               (50,000)            (50,000)
  ventures

Income tax expense                       -                   -                    -             1,160,609           1,160,609


Investments in and
  advances to joint                      -                   -                    -             4,101,405           4,101,405
  ventures


Capital expenditure
  for additions to                    807,468              35,864              35,387              74,641             953,360
  long-lived assets

Total assets                       60,644,004          31,712,363          20,562,061          16,285,485         129,183,913


4.       PURCHASE OF WASTE MANAGEMENT NUCLEAR SERVICES

                  On March 29, 2000, the Company announced that it entered into a definitive agreement to acquire the nuclear services business of Waste Management, Inc. for up to $65 million in cash, consisting of $55 million in cash at closing and up to $10 million additional cash consideration upon the satisfaction of certain post-closing conditions. Waste Management Nuclear Services ("WMNS") is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating segments: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Disposal Division which operates a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The proposed acquisition is subject to certain regulatory approvals and other customary conditions. Closing of the transaction is targeted for the second quarter of 2000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AS COMPARED TO THREE MONTHS ENDED MARCH 21, 2000.

          Revenues increased by $2.2 million, or 5.7%, from $38.9 million in 1999 as compared to $41.1 million in 2000. The increase was primarily attributable to a $5.1 million increase in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee and a $400,000 increase in technical support services revenues. The increase was partially offset by an $800,000 decrease in revenues in government waste processing services. The increase was also partially offset by the $2.5 million decrease in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas due to its sale in February, 2000. The increase in revenues at the Bear Creek facility was the result of higher waste processing volumes from several decommissioning projects as compared to the same period in 1999. The increase in revenues from technical support services was the result of increased consulting services over the same period in the prior year partially offset by lower transportation revenues. The decrease in government waste processing services was primarily the result of decreased activity at the Rocky Flats Colorado project.

          Gross profit decreased by $200,000 from $9.8 million in 1999 to $9.6 million in 2000. The DuraTherm facility, transportation, other technical services, and Rocky Flats accounted for a decrease in gross profit of $1.0 million, $300,000, $200,000 and $400,000, respectively. The decrease in gross margin was partially offset by increases in the Bear Creek facility of $1.7 million as a result of higher processing volumes and a change in product mix. The decrease in gross profit at the DuraTherm facility was the result of the sale of that facility. The decrease in gross profit from transportation, other technical support services, and Rocky Flats was the result of volume decreases. As a percentage of revenues, gross profit decreased from 25.2% in 1999 to 23.4% in 2000.

          Selling, general and administrative expenses increased by $200,000 or 2.7% from $6.5 million in 1999 to $6.7 million in 2000. As a percentage of revenues, selling general and administrative expenses decreased from 16.7% in 1999 to 16.3% in 2000.

                       GTS DURATEK, INC. AND SUBSIDIARIES

          Interest expense, net increased by $457,000 from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisition of Frank W. Hake Associates, LLC in June, 1999.

          Income taxes increased from $1.2 million in 1999 to $1.3 million in 2000. The Company is accruing income taxes at full statutory rates.


LIQUIDITY AND CAPITAL RESOURCES

          In February 1999, the Company obtained a $60 million five-year bank credit facility which includes (i) a $35 million revolving line of credit, based on eligible accounts receivable as defined in the credit agreement, to fund working capital requirements, (ii) a $20 million line of credit to finance acquisitions or stock repurchases, and (iii) a $5 million line of credit to finance up to 75% of new equipment purchases. Borrowings under the old credit facility were repaid from this credit facility. Borrowings outstanding under the revolving line of credit bear interest at either the bank's base rate, as defined, or at the LIBOR rate plus 2.25%. At March 31, 2000, the Company had $8.0 million outstanding under the revolving line of credit and $16.2 million outstanding under the acquisition line of credit. At March 31, 2000, $19.9 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

          The Company believes cash flows from operations and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months. The Company is in the process of expanding its existing credit facility and intends to use borrowings under it to purchase WMNS.


ITEM 3.  QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK

          The Company's major market risk is to changing interest rates. As of March 31, 2000, the Company had floating rate long-term debt of $16.2 million and floating short-term rate debt of $8.0 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

          The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.


QUALIFICATION RELATING TO FINANCIAL INFORMATION


          The consolidated financial information included herein is unaudited, and does not include all disclosures required under generally accepted accounting principles because certain note information included in the Company's Annual Report, filed on Form 10-K, has been omitted; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of the 2000 interim period are not necessarily indicative of results to be expected for the entire year.

                       GTS DURATEK, INC. AND SUBSIDIARIES


PART II        OTHER INFORMATION
-------

Item 1.            Legal Proceedings

                   See the Company's annual report on Form 10-K for the year ended December 31, 1999 for a discussion of legal proceedings.


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

         The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to integrate acquired businesses, including the Company's most resent acquisition of Hake and the proposed acquisition of WMNS; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, and the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

                       GTS DURATEK, INC. AND SUBSIDIARIES


Item 6.   Exhibits and Reports on Form 8-K

          a.      Exhibits

                  See accompanying Index to Exhibits.

          b.      Reports

                  Current Report on Form 8-K filed on February 22, 2000.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                   SIGNATURES
                                   ----------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            GTS DURATEK, INC.



Dated:   May 15, 2000               BY: /s/ Robert F. Shawver
                                        ---------------------
                                        Robert F. Shawver
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:   May 15, 2000               BY: /s/ Charles L. Standley
                                        -----------------------
                                        Charles L. Standley
                                        Controller

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

10.6        Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc.
            dated November 7, 1995. Incorporated herein by reference to Exhibit
            10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.7        Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc.
            dated November 7, 1995. Incorporated herein by reference to Exhibit
            10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.8 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292).

10.9 Amended and Restated Credit Agreement as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated February 1, 1999. (File No. 0-14292).

10.10 Amended and Restated Security Agreement dated as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc. and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated February 1, 1999. (File No. 0-14292).

10.11 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292).

10.12 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000. (File No. 0-14292).