Form 10-Q
period 2000-06-30
GTS DURATEK INC
filed 2000-08-14
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2000

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No _____
                                        ---

Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2000:

     Common Stock, par value $0.01 per share                13,424,880 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                                                                   PAGE
                                                                                                                   ----
Part I            Financial Information
------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets
                        as of June 30, 2000 and December 31, 1999..................................................   2

                  Condensed Consolidated Statements of Operations for the Three and
                        Six Months Ended June 30, 2000 and 1999....................................................   3

                  Condensed Consolidated Statement of Changes in Stockholders'
                        Equity for the Six Months Ended June 30, 2000..............................................   4

                  Condensed Consolidated Statements of Cash Flows for the
                        Six Months Ended June 30, 2000 and 1999....................................................   5

                  Notes to Condensed Consolidated Financial Statements.............................................   6

Item 2.           Management's Discussion and Analysis of Financial Condition
                        and Results of Operations..................................................................  11

Item 3.           Quantitative and Qualitative Information About
                        Market Risk................................................................................  14


Part II           Other Information
-------

Item 1.           Legal Proceedings................................................................................  15

Item 4.           Submission of Matters to a Vote of Securities Holders............................................  15

Item 5.           Other Information................................................................................  15

Item 6.           Exhibits and Reports on Form 8-K.................................................................  17

                  Signatures.......................................................................................  18

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                          June 30,                 December 31,
                                                                                            2000                       1999
                                                                                   ---------------------       ---------------------
                                     ASSETS                                             (unaudited)                      *
Current assets:
  Cash and cash equivalents....................................................           $  7,006,051                $     59,525
  Receivables, net.............................................................             48,883,056                  33,309,141
  Other accounts receivable....................................................              7,596,828                   6,292,606
  Costs and estimated earnings in excess of billings on uncompleted contracts..             29,747,783                  15,924,413
  Prepaid expenses and other current assets....................................              9,377,884                   3,160,064
  Net assets held for sale.....................................................                      -                   6,618,836
                                                                                   ---------------------       ---------------------
   Total current assets........................................................            102,611,602                  65,364,585

Property, plant and equipment, net.............................................             84,291,234                  63,417,307
Investments in and advances to joint ventures, net.............................                759,887                   4,183,773
Goodwill and other intangible assets, net......................................             74,127,509                  23,391,192
Other assets...................................................................             21,023,685                   1,231,506
                                                                                   ---------------------       ---------------------
                                                                                          $282,813,917                $157,588,363
                                                                                   =====================       =====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings........................................................           $ 11,000,000                $  9,000,000
  Current portion of long-term debt............................................             10,400,000                   4,000,000
  Accounts payable ............................................................             31,103,686                  15,529,048
  Accrued expenses and other current liabilities...............................             20,378,910                   5,269,875
  Unearned revenues............................................................             10,581,137                   6,672,699
  Waste processing and disposal liabilities....................................              1,888,668                   3,910,155
                                                                                   ---------------------       ---------------------
   Total current liabilities...................................................             85,352,401                  44,381,777

Long-term debt.................................................................             77,000,000                  13,200,000
Convertible debenture..........................................................             12,690,811                  12,334,813
Facility and equipment decontamination and  decommissioning liabilities........             24,713,015                   8,507,164
Other noncurrent liabilities...................................................              1,405,804                   2,259,984
                                                                                   ---------------------       ---------------------
   Total liabilities..........................................................             201,162,031                  80,684,215

Redeemable preferred stock
  (Liquidation value $16,320,000)..............................................             15,625,821                  15,509,438

Stockholders' equity:
 Common stock..................................................................                148,238                     148,238
 Capital in excess of par value................................................             75,207,177                  75,207,177
 Deficit.......................................................................               (141,624)                 (4,772,979)
 Treasury stock, at cost.......................................................             (9,187,726)                 (9,187,726)
                                                                                   ---------------------       ---------------------
     Total stockholders' equity................................................             66,026,065                  61,394,710
                                                                                   ---------------------       ---------------------
                                                                                          $282,813,917                $157,588,363
                                                                                   =====================       =====================

* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the Company's audited Consolidated Balance Sheet as of that date. See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months                              Six Months
                                                                Ended June 30,                           Ended June 30,
                                                    -------------------------------------    -------------------------------------
                                                          2000                  1999               2000                  1999
                                                    ----------------      ---------------    ----------------     ----------------
  Revenues........................................       $52,771,893          $41,692,417        $93,874,344           $80,577,671
  Cost of revenues................................        37,649,903           30,069,905         69,122,091            59,145,744
                                                    ----------------      ---------------    ---------------      ----------------
  Gross profit....................................        15,121,990           11,622,512         24,752,253            21,431,927

  Selling, general and
    administrative expenses.......................         8,237,083            6,733,545         14,921,899            13,243,570
                                                    ----------------      ---------------    ---------------      ----------------
  Income from operations..........................         6,884,907            4,888,967          9,830,354             8,188,357

  Gain on sale of DuraTherm, Inc..................                 -                    -          1,166,000                     -
  Interest expense, net...........................        (1,278,552)            (298,790)        (2,020,033)             (583,612)
                                                    ----------------      ---------------    ---------------      ----------------
  Income before income taxes and proportionate
    share of loss of joint venture................         5,606,355            4,590,177          8,976,321             7,604,745

 Income taxes....................................          2,224,583            1,836,073          3,538,583             2,996,682
                                                    ----------------      ---------------    ---------------      ----------------
  Income before proportionate share of loss of
    joint venture.................................         3,381,772            2,754,104          5,437,738             4,608,063

  Proportionate share of loss of joint venture....           (25,000)             (50,000)           (50,000)             (100,000)
                                                    ----------------      ---------------    ---------------      ----------------
  Net income......................................         3,356,772            2,704,104          5,387,738             4,508,063

  Preferred stock dividends and
   charges for accretion..........................           378,300              377,435            756,383               754,655
                                                    ----------------      ---------------    ---------------      ----------------
  Net income attributable to
   common shareholders............................       $ 2,978,472          $ 2,326,669        $ 4,631,355           $ 3,753,408
                                                    ================      ===============    ===============      ================

  Basic net income per share......................       $     0 .23          $      0.17        $      0.35           $      0.28
                                                    ================      ===============    ===============      ================

  Diluted net income per share....................       $     0 .17          $      0.14        $      0.28           $      0.23
                                                    ================      ===============    ===============      ================

  Basic weighted average common stock
    outstanding...................................        13,301,892           13,454,926         13,301,892            13,582,581
                                                    ================      ===============    ===============      ================
  Diluted weighted average common stock and
    dilutive securities outstanding..............         20,146,570           20,499,357         20,093,011            20,636,387
                                                    ================      ===============    ===============      ================

See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                         Six Months Ended June 30, 2000

                                   (Unaudited)

                                     Common Stock              Capital
                              ----------------------------   in Excess of                        Treasury       Total Stockholders'
                                  Shares         Amount       Par Value         Deficit            Stock                Equity
                              --------------- ------------ ----------------- ---------------- ----------------- -------------------
Balance, December 31, 1999        14,823,850     $148,238       $75,207,177     $(4,772,979)        $(9,187,726)     $61,394,710

Net income                                 -            -                 -       5,387,738                   -        5,387,738

Preferred dividends                        -            -                 -        (640,000)                  -         (640,000)

Accretion of redeemable
preferred stock                            -            -                 -        (116,383)                  -         (116,383)
                              --------------- ------------ ----------------- ---------------- ----------------- -------------------

Balance, June 30, 2000            14,823,850     $148,238       $75,207,177     $  (141,624)        $(9,187,726)     $66,026,065
                              =============== ============ ================= ================ ================= ===================

See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                               Six months ended June 30,
                                                                                       ---------------------------------------
                                                                                              2000                   1999
                                                                                       ----------------       ----------------
Cash flows from operating activities:
   Net income........................................................................       $ 5,387,738            $ 4,508,063
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization.................................................         3,257,660              2,393,189
       Accrued interest on convertible debenture.....................................           355,998                279,003
       Proportionate share of loss of joint venture..................................            50,000                100,000
       Gain on sale of DuraTherm, Inc................................................        (1,166,000)                     -
       Changes in operating assets and liabilities, net of effects from businesses acquired and disposed of in 2000:
             Receivables, net........................................................          (100,502)             2,037,090
             Cost in excess of billings..............................................        (5,378,361)            (5,816,740)
             Prepaid expenses and other current assets...............................        (4,156,435)                77,303
             Net assets held for sale................................................          (174,515)                     -
             Accounts payables, accrued expenses and other current liabilities.......         9,291,580              5,712,077
             Unearned revenues.......................................................          (252,624)            (3,080,490)
             Waste processing and disposal liabilities...............................        (2,021,487)            (3,511,690)
             Facility and equipment decontamination and
               decommissioning liabilities...........................................           382,044                360,147
             Other...................................................................           368,476                      -
                                                                                       ----------------       ----------------
     Net cash provided by operations.................................................         5,843,572              3,057,952
                                                                                       ----------------       ----------------

Cash flows from investing activities:
   Additions to property, plant and equipment, net...................................        (7,056,606)            (3,398,600)
   Proceeds from sale of DuraTherm, Inc., net of transaction costs...................         7,623,664                      -
   Advances to joint ventures........................................................                 -                (40,002)
   Acquisition of Waste Management Nuclear Services, net of cash acquired ...........       (66,988,658)                     -
   Acquisition of Frank W. Hake Associates, LLC......................................                 -            (13,156,698)
   Other.............................................................................        (1,022,376)              (289,922)
                                                                                       ----------------       ----------------
     Net cash used in investing activities...........................................       (67,443,976)           (16,885,222)
                                                                                       ----------------       ----------------
Cash flows from financing activities:
   Short-term borrowings, net........................................................         2,000,000             (6,088,132)
   Proceeds from borrowings under long-term debt.....................................        73,800,000             19,768,757
   Repayments of long-term debt......................................................        (3,600,000)                     -
   Preferred stock dividends.........................................................          (640,000)              (640,000)
   Proceeds from issuance of common stock............................................                 -                  7,000
   Repurchase of treasury shares.....................................................                 -             (2,640,128)
   Deferred financing costs..........................................................        (3,013,070)              (885,569)
                                                                                       ----------------       ----------------
     Net cash provided by financing activities.......................................        68,546,930              9,521,928
                                                                                       ----------------       ----------------
Net change in cash and cash equivalents..............................................         6,946,526             (4,305,342)
Cash and cash equivalents at beginning of period.....................................            59,525              5,944,274
                                                                                       ----------------       ----------------
Cash and cash equivalents at end of period...........................................       $ 7,006,051            $ 1,638,932
                                                                                       ================       ================

See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

1.   Principles of consolidation and basis of presentation

     The accompanying unaudited condensed consolidated financial statements of GTS Duratek, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

     All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included. Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results. The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission. Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2000 interim financial statements.

2.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,301,892 and 13,454,926 for the three months ended June 30, 2000 and 1999, respectively and 13,301,892 and 13,582,581 for the six months ended June 30,2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,146,570 and 20,499,357 for the three months ended June 30, 2000 and 1999, respectively and 20,093,011 and 20,636,387 for the six months ended June 30,2000 and 1999, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation.

3.   Acquisitions

     On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $67 million in cash, consisting of $65 million in cash, and $2 million of transaction costs. The purchase price is also subject to certain post closing adjustments. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating segments: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Disposal Division which operates a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and indentifiable intangible assets will be allocated to goodwill and amortized over 30 years. Results of WMNS for the period June 8, 2000 to June 30, 2000 are included in the Company's consolidated results for the three and six months ended June 30, 2000.

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

     The aggregate purchase price for WMNS is as follows:

     Cash paid to Waste Management                               $ 65,000,000
     Liabilities assumed                                           38,969,000
     Transaction costs                                              2,000,000
                                                               ---------------
          Aggregate purchase price                               $105,969,000
                                                               ===============

     The aggregate purchase is expected to be allocated to the acquired assets based upon their estimated fair values as follows:

     Accounts receivable                                          $ 16,778,000
     Unbilled revenues                                               8,445,000
     Inventory                                                       1,558,000
     Property and equipment                                         13,116,000
     Decommissioning trust fund                                     16,687,000
     Other tangible assets                                             700,000
     Goodwill and other intangible assets                           48,685,000
                                                                  ------------
                                                                  $105,969,000
                                                                  ============

     The above information is based upon management's best estimate of the fair value of the assets acquired. The Company is in the process of completing appraisals of the assets acquired and liabilities assumed. Upon completion of this process the Company will adjust the amounts recorded to the final appraisals. Such adjustments could be material.

     The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. Under the facility the Company has available borrowings of up to $135 million. The facility consists of a five year $45 million revolving line of credit, including $15 million for standby letters of credit, a five year $50 million term loan and a six and one-half year $40 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At June 30, 2000, the Company had $11.0 and $6.0 million under the revolving line of credit and $77.0 million outstanding under the term loans. At June 30, 2000, $36.7 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


4.   Sale of DuraTherm, Inc.

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

5.   Pro forma Results

     The Company is completing the pro forma information with respect to the acquisition of WMNS and sale of DuraTherm, Inc. for the three and six month periods ending June 30, 1999 and 2000 and will file such information on form 8-K/A on or about August 22, 2000.

6.   Segment reporting

     The Company has three primary segments (i) commercial waste processing,
(ii) government waste processing, and (iii) technical services. Following the acquisition of WMNS, the Company intends to reorganize its reporting segments. Until such time, WMNS will be shown as a separate segment. Below is a brief description of each of the segments including WMNS:

1. Commercial Waste Processing (CWP) - The Company conducts its commercial waste processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; and thermal desorption. Commercial waste processing customers primarily include commercial nuclear utilities and petrochemical companies.

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

2. Government Waste Processing (GWP) - The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste and selected technical support services.

3. Technical Services (TS) - The Company's technical support services encompass approximately 600 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

4. Waste Management Nuclear Services (WMNS) - The Company acquired the nuclear services business of Waste Management, Inc. on June 8, 2000. This business provides low-level radioactive waste management services for the commercial industry and the federal government.

The Company's segment information is as follows:

                                                              For the Three Months Ended June 30, 2000
                               -----------------------------------------------------------------------------------------------------
                                                                                                    Unallocated
                                     CWP              GWP               TS             WMNS            Items          Consolidated
                               ----------------- ---------------  ---------------  --------------- ---------------  ----------------
Revenues from
  external customers             $  23,092,360   $ 10,276,496     $ 12,517,222     $  6,885,815   $           -      $ 52,771,893

Income from operations               3,469,034      1,639,554           75,889        1,700,430               -         6,884,907

Interest expense                             -              -                -                -      (1,278,552)       (1,278,552)

Depreciation and
  amortization
  expense                            1,249,651         23,050          144,279          154,812         143,124         1,714,916

Proportionate share
  of losses of joint
  ventures                                   -              -                -                -         (25,000)          (25,000)

Income tax expense                           -              -                -                -       2,224,583         2,224,583

Capital expenditure
  for additions to
  long-lived assets                  3,826,266              -           35,349           23,473         121,565         4,006,653

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                                          For the Three Months Ended June 30, 1999
                                        ---------------------------------------------------------------------------
                                                                                       Unallocated
                                           CWP             GWP              TS            Items        Consolidated
                                        -----------    -----------     -----------     -----------     ------------
Revenues from
  external customers                    $19,699,951    $ 8,581,489     $13,410,977     $         -     $ 41,692,417

Income from operations                    2,836,823      1,848,599         203,545               -        4,888,967

Interest expense                                  -              -               -        (298,790)        (298,790)

Depreciation and
  amortization                                                                                            1,552,700
  expense                                 1,402,400         50,095         100,205               -

Proportionate share
  of losses of joint
  ventures                                        -              -               -         (50,000)         (50,000)

Income tax expense                                -              -               -       1,836,073        1,836,073

Capital expenditure
  for additions to
  long-lived assets                       1,977,608        (25,484)         (4,605)        497,721        2,445,240

                                                              For the Six Months Ended June 30, 2000
                                   -------------------------------------------------------------------------------------------
                                                                                                   Unallocated
                                       CWP             GWP            TS               WMNS          Items        Consolidated
                                   ------------    -----------    -----------    ------------   -------------     ------------
Revenues from
  external customers               $ 43,298,611    $18,939,113    $24,750,805    $  6,885,815     $         -     $ 93,874,344

Income from operations                5,407,605      2,414,206        308,113       1,700,430               -        9,830,354

Gain on Sale of
  DuraTherm, Inc.                             -              -              -               -       1,166,000        1,166,000

Interest expense                              -              -              -               -      (2,020,033)      (2,020,033)

Depreciation and
  amortization
  expense                             2,464,267         94,908        257,425         154,812         286,248        3,257,660

Proportionate share
  of losses of joint
  ventures                                    -              -              -               -         (50,000)         (50,000)

Income tax expense                            -              -              -               -       3,538,583        3,538,583

Capital expenditure
  for additions to
  long-lived assets                   6,554,863              -         60,197          23,473         418,073        7,056,606

Total assets                        114,222,038     18,121,197     16,703,455     115,089,241      18,677,986      282,813,917

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                                    As of and for the Six Months Ended June 30, 1999
                                 -------------------------------------------------------------------------------------
                                                                                       Unallocated
                                      CWP               GWP               TS              Items         Consolidated
                                 ---------------  ----------------  ---------------  ----------------  ---------------
Revenues from
  external customers             $  37,268,346     $ 18,058,178      $ 25,251,147     $           -    $ 80,577,671

Income from operations               4,864,383        2,736,001           587,973                 -       8,188,357

Interest expense                             -                -                 -          (583,612)       (583,612)

Depreciation and
  amortization
  expense                            2,092,589          100,190          200,410                  -       2,393,189

Proportionate share
  of losses of joint
  ventures                                   -                -                -           (100,000)       (100,000)

Income tax expense                           -                -                -          2,996,682       2,996,682

Investments in and
  advances to joint
  ventures                                   -                -                -          4,071,404       4,071,404

Capital expenditure
  for additions to
  long-lived assets                  2,785,076           10,380           30,782            572,362       3,398,600

Total assets                        87,586,962       19,623,670       21,283,071         19,533,534     148,027,237

                      GTS DURATEK, INC. AND SUBSIDIARIES

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

Overview

     GTS Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee. The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). Technical support services are generally provided pursuant to multi-year time and materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects, including the Hanford and Idaho Falls DOE projects.

     On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $67 million in cash, consisting of $55 million in cash at closing, $10 million in additional cash consideration held in escrow until upon the satisfaction of certain post closing conditions, and $2 million of transaction costs. The purchase price is also subject to certain post closing adjustments. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government.

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

Results of Operations

Three Months Ended June 30, 1999 as compared to Three Months Ended June 30, 2000

     Revenues increased by $11.1 million, or 26.6%, from $41.7 million in 1999 as compared to $52.8 million in 2000. The increase was primarily attributable to $6.9 million in revenues generated by WMNS for the period from June 8, 2000, the date of acquisition, a $6.7 million

                      GTS DURATEK, INC. AND SUBSIDIARIES

increase in revenues in commercial waste processing at the Company's low-level radioactive waste processing facilities located in Tennessee, and a $1.7 million revenue increase in government waste processing services. The increase was partially offset by a $3.3 million decrease in the Company's DuraTherm business, which was sold in February 3, 2000, and a $894,000 decrease in technical support services revenues. The increase in revenues from commercial waste processing was the result of higher processing volumes at the Bear Creek facility and the full period effect of the acquisition of Frank W. Hake Associates LLC ("Hake") in June, 1999. The increased revenues in government waste processing services was primarily the result of work performed on the Hanford River Protection contract. The decline in revenues from DuraTherm resulted from the sale of this business in February, 2000. The decrease in technical support services revenues was due to outages occurring earlier in 1999 compared to 2000 and restricted availability of qualified personnel to support field operations.

     Gross profit increased $3.5 million, or 30.2%, from $11.6 million in 1999 to $15.1 million in 2000. WMNS, the Tennessee facilities, and technical support services accounted for increases in gross profit of $2.6 million, $1.3 million, and $500,000 respectively. The increase was partially offset by a decrease in gross profit from the DuraTherm facility of $900,000. The increase in gross profit at the Tennessee facilities was the result of higher processing volume and changes in waste mix at the Bear Creek facility and the full period effect of the Hake acquisition. The increase in gross profit from technical support services was due to improved volumes and margins in the Hittman Trucking operation. The decrease in gross profit for the DuraTherm facility was due to the sale of that business in February, 2000. As a percentage of revenues, gross profit increased from 27.9% in 1999 to 28.7% in 2000.

     Selling, general, and administrative expenses increased by $1.5 million, or 22.3%, from $6.7 million in 1999 to $8.2 million in 2000 primarily due to the acquistion of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general, and administrative expenses decreased from 16.2% in 1999 to 15.6% in 2000.

     Interest expense, net increased by $980,000 from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income taxes expense increased $389,000 from $1.8 million in 1999 to $2.2 million in 2000. The Company is accruing income taxes at full statutory rates.

Six Months Ended June 30, 1999 as compared to Six Months Ended June 30, 2000

     Revenues increased by $13.3 million, or 16.5%, from $80.6 million in 1999 to $93.9 million in 2000. The increase was primarily attributable to a $11.9 million increase in revenues from commercial waste processing at the Company's low-level radioactive waste processing facilities located in Tennessee, $6.9 million generated by WMNS for the period from June 8, 2000, and a $900,000 increase in government waste processing services. The increase was partially offset by a $5.9 million decrease in revenues from the Company's DuraTherm facility and the $500,000 decrease in technical support services. The increase in revenues from the Tennessee commercial low-level radioactive waste processing facilities was the result of higher processing volumes at the Bear Creek facility located in Oak Ridge, Tennessee and the full period effect of the acquisition of Hake in June, 1999. The increase in government waste processing services was primarily the result of work performed on the Hanford River Protection Contract. The decrease in revenues from DuraTherm resulted from the sale of this business in February, 2000. The decrease in technical support services revenues was due to the restricted availability of qualified personnel to support field operations.

                      GTS DURATEK, INC. AND SUBSIDIARIES

     Gross profit increased $3.3 million, or 15.4%, from $21.4 million in 1999 to $24.7 million in 2000. The Tennessee low-level commercial waste facilities and WMNS accounted for increases in gross profit of $3.0 million and $2.7 million, respectively. The increase in gross profit was partially offset by decreases in the Company's DuraTherm facility, government waste processing and technical support services of $1.9 million, $360,000, and $100,000, respectively. The increase in gross profit of the Tennessee low-level commercial waste facilities was due to higher processing volumes, changes in waste mix, and the full period effect of the Hake acquisition made in June, 1999. The decrease in gross profit from DuraTherm resulted from the sale of this business in February, 2000. The government waste processing gross profit was lower primarily due to the completion in late 1999 of a high gross margin contract. The technical services gross profit decreased due to lower volume caused by restricted availability of qualified information system personnel. As a percentage of revenues, gross profit decreased from 26.6% in 1999 to 26.4% in 2000.

     Selling, general, and administrative expenses increased by $1.7 million, or 12.8%, from $13.2 million in 1999 to $14.9 million in 2000 primarily due to higher volume and the acquisition of WMNS. As a percentage of revenues, selling, general, and administrative expenses decreased from 16.4% in 1999 to 15.9% in 2000.

     Interest expense, net increased by $1.4 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income taxes increased by $542,000 from 1999 to 2000. The Company's effective tax rate was 39.4% in both 1999 and in 2000.

Liquidity and capital resources

     The Company has available an amended and restated bank credit facility which provides for borrowings of up to $135 million. The facility consists of a five year $45 million revolving line of credit, including $15 million for standby letters of credit, a five year $50 million term loan and a six and one-half year $40 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin.

     The acquisition of WMNS was financed with borrowings under the bank credit facility. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At June 30, 2000, the Company had $11.0 and $6.0 million under the revolving line of credit and $77.0 million outstanding under the term loans. At June 30, 2000, $36.7 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

     The Company believes cash flows from operations and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next

                      GTS DURATEK, INC. AND SUBSIDIARIES

twelve months.

Item 3.  Quantitative and Qualitative Information about Market Risk

     The Company's major market risk relates to changing interest rates. At June 30, 2000, the Company had floating rate long-term debt of $87.4 million and floating short-term rate debt of $11.0 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

     The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

                      GTS DURATEK, INC. AND SUBSIDIARIES

Part II   Other Information
-------


Item 1.   Legal Proceedings

          Refer to the Company's annual report on Form 10-K for the year ended December 31, 1999 for a discussion of legal proceedings.

Item 4.   Submission of Matters to a Vote of Securities Holders

     At the Company's Annual Meeting of Stockholders held on May 16, 2000 the following matters were voted upon:

     a. Daniel A. D'Aniello, Earle C. Williams, and Dr. Francis J. Harvey were elected to serve as directors of the Company by the convertible preferred stockholders for a one-year term. Admiral James D. Watkins, George V. McGowan and Robert E. Prince were elected to serve as directors for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

     For the directors elected by the preferred and common, voting together as a single class, the votes are shown below:

                                      For           Against
                                      ---           -------
     Admiral James D. Watkins      16,615,165          --
     George V. McGowan             16,616,590          --
     Robert E. Prince              16,630,745          --

     b. The proposal to approve the GTS Duratek, Inc. 1999 Stock Option and Incentive Plan was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 12,381,204 for and 968,917 against.

     c. The proposal to reappoint KPMG LLP as the Company's independent auditors for the year ending December 31, 2000 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 17,015,444 for and 38,578 against this proposal.

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

     The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing waste under such contracts in a timely and cost effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed, and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and the loss of one or more technical support service contracts could adversely affect the Company's future operating results.

                      GTS DURATEK, INC. AND SUBSIDIARIES

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to integrate acquired businesses, including the Company's most recent acquisition of WMNS; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects, including those pursued jointly with BNFL, and the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

                      GTS DURATEK, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               --------

               See accompanying Index to Exhibits.

          b.   Reports
               -------

               Current Report on Form 8-K filed on June 22, 2000.

          c.   Financial Data Schedule
               -----------------------

               Filed herewith.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTS DURATEK, INC.



Dated:  August 14, 2000            BY: /s/ Robert F. Shawver
                                       ------------------------------
                                       Robert F. Shawver
                                       Executive Vice President and
                                       Chief Financial Officer



Dated:  August 14, 2000            BY: /s/ Charles L. Standley
                                       ------------------------------
                                       Charles L. Standley
                                       Controller

EXHIBITS INDEX

Exhibit
No.
---

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-14292).

3.2       By-Laws of the Registrant, Incorporated herein by reference to Exhibit
          3.3 of the Registrant's Registration Statement on Form S-1 (File No. 33-2062).

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

10.1 1984 Duratek Corporation Stock Option Plan, as amended. Incorporation herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990 (File No. 0-14292).

10.2 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo. Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292).

10.3 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated herein by reference to
          Exhibit 3 of the Registrant's Current Report on Form 8-K dated December 22, 1993. (File No. 0-14292).

10.4 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292).

10.5 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.6 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit
          10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292).

10.7 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292).

10.8 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292).

10.9 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to
          Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000. (File No. 0-14292).

10.10 Amended and Restated Credit Agreement dated as of June 8, 2000 by and among GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates LLC, Chem-Nuclear Systems L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., the Lenders party thereto, First Union National Bank, as Administrative Agent, Credit Lyonnais New York Branch, as Documentation Agent, Fleet National Bank, as Syndication Agent, and First Union Securities, Inc., as Lead Arranger and Book Manager (File No. 0-14292).

10.11 Second Amended and Restated Security Agreement dated as of June 8, 2000 made by GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates, L.L.C., Chem-Nuclear Systems, L.L.C., Waste Management Federal Services Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., and First Union National Bank, as Collateral Agent (File No. 0-14292).

10.12 Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000 (File No. 0-14292).

10.13 Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000 (File No. 0-14292).

27.1      Financial Data Schedule (Filed herewith)