Form 10-Q
period 2000-09-30
GTS DURATEK INC
filed 2000-11-14
CIK 785186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the Quarter Ended September 30, 2000

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

       Registrant's telephone number, including area code: (410)312-5100


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X       No
                                           ------        ------

Number of shares outstanding of each of the issuer's classes of common stock as of November 7, 2000:

Class of stock                                                  Number of shares
--------------                                                  ----------------
Common Stock, par value $0.01 per share                               13,425,369

                       GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                                -----------------

                                                                                PAGE
                                                                                ----
Part I    Financial Information
------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000 and
            December 31, 1999...................................................   2

          Condensed Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2000 and 1999............   3

          Condensed Consolidated Statement of Changes in
           Stockholders' Equity for the Nine Months Ended September 30, 2000....   4

          Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 2000 and 1999...................................   5

          Notes to Condensed Consolidated Financial Statements..................   6

Item 2.   Management's Discussion and Analysis of Financial Condition and
            Results of Operations...............................................  11

Item 3.   Quantitative and Qualitative Information About Market Risk............  13


Part II   Other Information
-------

Item 1.   Legal Proceedings.....................................................  14

Item 4.   Submission of Matters to a Vote of Securities Holders.................  14

Item 5.   Other Information.....................................................  14

Item 6.   Exhibits and Reports on Form 8-K......................................  15

          Signatures............................................................  16

Part I   Financial Information
------
Item 1.  Financial Statements


                       GTS DURATEK, INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,         December 31,
                                                                                      2000                   1999
                                                                                   -------------         ------------
                                   ASSETS                                           (unaudited)                *
Current assets:
 Cash and cash equivalents...................................................      $    454,790           $     59,525
 Receivables, net............................................................        52,715,797             33,309,141
 Other accounts receivable...................................................         8,599,140              6,292,606
 Costs and estimated earnings in excess of billings on
  uncompleted contracts......................................................        31,271,058             15,924,413
 Prepaid expenses and other current assets...................................        11,013,553              3,160,064
 Net assets held for sale....................................................                 -              6,618,836
                                                                                   ------------           ------------

  Total current assets.......................................................       104,054,338             65,364,585

Property, plant and equipment, net...........................................        84,628,090             63,417,307
Investments in and advances to joint ventures, net...........................           742,402              4,183,773
Goodwill and other intangible assets, net....................................        75,026,883             23,391,192
Other assets.................................................................        21,594,612              1,231,506
                                                                                   ------------           ------------
                                                                                   $286,046,325           $157,588,363
                                                                                   ============           ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings.......................................................      $ 26,000,000           $  9,000,000
 Current portion of long-term debt...........................................        10,400,000              4,000,000
 Accounts payable............................................................        15,315,853             15,529,048
 Accrued expenses and other current liabilities..............................        30,509,289              5,269,875
 Unearned revenues...........................................................         3,945,873              6,672,699
 Waste processing and disposal liabilities...................................           660,000              3,910,155
                                                                                   ------------           ------------

  Total current liabilities..................................................        86,831,015             44,381,777

Long-term debt...............................................................        74,400,000             13,200,000
Convertible debenture........................................................        12,889,810             12,334,813
Facility and equipment decontamination and decommissioning liabilities.......        25,298,942              8,507,641
Other noncurrent liabilities.................................................         1,905,023              2,259,984
                                                                                   ------------           ------------
 Total liabilities...........................................................       201,324,790             80,684,215

Redeemable preferred stock
  (Liquidation value $16,320,000)............................................        15,684,339             15,509,438

Stockholders' equity:
 Common stock................................................................           148,238                148,238
 Capital in excess of par value..............................................        75,207,177             75,207,177
 Retained earnings (deficit).................................................         2,869,507             (4,772,979)
 Treasury stock, at cost.....................................................        (9,187,726)            (9,187,726)
                                                                                   ------------           ------------
  Total stockholders' equity.................................................        69,037,196             61,394,710
                                                                                   ------------           ------------
                                                                                   $286,046,325           $157,588,363
                                                                                   ============           ============

* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the Company's audited Consolidated Balance Sheet as of that date.


See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three months                     Nine months
                                                   ended September 30,              ended September 30,
                                               ---------------------------     -----------------------------
                                                  2000            1999             2000             1999
                                               -----------     -----------     ------------     ------------
Revenues...................................    $73,855,773     $44,777,734     $167,730,117     $125,355,405
Cost of revenues...........................     53,922,677      31,840,713      123,044,768       90,986,457
                                               -----------     -----------     ------------     ------------

Gross profit...............................     19,933,096      12,937,021       44,685,349       34,368,948

Selling, general and
  administrative expenses..................     11,159,591       7,052,540       26,081,490       20,296,110
                                               -----------     -----------     ------------     ------------

Income from operations.....................      8,773,505       5,884,481       18,603,859       14,072,838

Gain on sale of DuraTherm, Inc.............              -               -        1,166,000                -
Interest expense, net......................     (3,019,924)       (948,674)      (5,039,957)      (1,532,286)
                                               -----------     -----------     ------------     ------------

Income before income taxes and
 proportionate share of loss of joint
 venture...................................      5,753,581       4,935,807       14,729,902       12,540,552

Income taxes...............................      2,301,432       1,974,323        5,840,015        4,971,005
                                               -----------     -----------     ------------     ------------

Income before proportionate share of loss
 of joint venture..........................      3,452,149       2,961,484        8,889,887        7,569,547

Proportionate share of loss of joint
 venture...................................        (62,500)        (50,000)        (112,500)        (150,000)
                                               -----------     -----------     ------------     ------------

Net income.................................      3,389,649       2,911,484        8,777,387        7,419,547

Preferred stock dividends and
 charges for accretion.....................        378,518         377,651        1,134,901        1,132,306
                                               -----------     -----------     ------------     ------------

Net income attributable to
 common shareholders.......................    $ 3,011,131     $ 2,533,833     $  7,642,486     $  6,287,241
                                               ===========     ===========     ============     ============

Basic net income per share.................    $      0.23     $      0.19     $       0.57     $       0.47
                                               ===========     ===========     ============     ============

Diluted net income per share...............    $      0.17     $      0.15     $       0.45     $       0.37
                                               ===========     ===========     ============     ============

Basic weighted average common stock
 outstanding...............................     13,301,892      13,183,653       13,301,892       13,449,605
                                               ===========     ===========     ============     ============

Diluted weighted average common stock and
 dilutive securities outstanding...........     20,144,661      20,208,566       20,110,227       20,493,780
                                               ===========     ===========     ============     ============


See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                      Nine Months Ended September 30, 2000

                                   (Unaudited)

                                   Common Stock            Capital         Retained                            Total
                              ----------------------     in Excess of      earnings         Treasury        Stockholders'
                                Share        Amount       Par Value        (deficit)         Stock             Equity
                              ----------   ---------     ------------    ------------     ------------      -------------
Balance, December 31, 1999    14,823,850    $148,238     $75,207,177     $(4,772,979)     $(9,187,726)       $61,394,710

Net income                             -           -               -       8,777,387                -          8,777,387

Preferred dividends                    -           -               -        (960,000)               -           (960,000)

Accretion of redeemable
 preferred stock                       -           -               -        (174,901)               -           (174,901)
                              ----------    --------     -----------     -----------      -----------        -----------
Balance, September 30, 2000   14,823,850    $148,238     $75,207,177     $ 2,869,507      $(9,187,726)       $69,037,196
                              ==========    ========     ===========     ===========      ============       ===========


See notes to condensed consolidated financial statements.

                       GTS DURATEK, INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    Nine months
                                                                                                ended September 30,
                                                                                           -----------------------------
                                                                                               2000             1999
                                                                                           ------------     ------------
Cash flows from operating activities:
 Net income............................................................................    $  8,777,387     $  7,419,547
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization.......................................................       6,318,560        4,094,681
   Accrued interest on convertible debenture...........................................         554,997          439,754
   Proportionate share of loss of joint venture........................................         112,500          150,000
   Gain on sale of DuraTherm, Inc......................................................      (1,166,000)               -
   Changes in operating assets and liabilities, net of effects from businesses acquired and disposed of:
       Receivables, net................................................................      (4,748,587)      (1,547,574)
       Cost in excess of billings......................................................      (6,901,636)      (4,875,841)
       Prepaid expenses and other current assets.......................................      (5,792,104)      (2,142,355)
       Net assets held for sale........................................................         161,172                -
       Accounts payables, accrued expenses and other current liabilities...............       3,634,126        2,948,926
       Unearned revenues...............................................................      (4,473,844)      (1,869,362)
       Waste processing and disposal liabilities.......................................      (3,250,155)      (2,315,659)
       Facility and equipment decontamination and  decommissioning liabilities.........         967,971          486,426
                                                                                           ------------     -------------
  Net cash provided by (used in) operations............................................      (5,805,613)       2,788,543
                                                                                           ------------     ------------

Cash flows from investing activities:
 Additions to property, plant and equipment, net.......................................     (10,616,311)      (5,033,207)
 Proceeds from sale of DuraTherm, Inc., net of transaction costs.......................       7,623,664                -
 Acquisition of Waste Management Nuclear Services, net of cash acquired................     (66,988,658)               -
 Acquisition of Frank W. Hake Associates, LLC..........................................               -      (13,156,698)
 Advances to joint ventures............................................................               -          (39,998)
 Other.................................................................................      (3,809,198)          (7,607)
                                                                                           ------------     ------------
  Net cash used in investing activities................................................     (73,790,503)     (18,237,510)
                                                                                           ------------     ------------

Cash flows from financing activities:
 Short-term borrowings, net............................................................      17,000,000       (1,747,148)
 Proceeds from borrowings under long-term debt.........................................      90,000,000       20,000,000
 Repayments of long-term debt..........................................................     (22,400,000)      (1,060,280)
 Preferred stock dividends.............................................................        (960,000)        (960,000)
 Deferred financing costs..............................................................      (3,165,419)      (1,062,630)
 Repayments of capital lease obligations...............................................        (483,200)               -
 Repurchase of treasury shares.........................................................               -       (4,140,773)
 Proceeds from issuance of common stock................................................               -          330,400
                                                                                           ------------     ------------
  Net cash provided by financing activities............................................      79,991,381       11,359,569
                                                                                           ------------     ------------

Net change in cash and cash equivalents................................................         395,265       (4,089,398)
Cash and cash equivalents at beginning of period.......................................          59,525        5,944,274
                                                                                           ------------     ------------
Cash and cash equivalents at end of period.............................................    $    454,790     $  1,854,876
                                                                                           ============     ============


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

2.   Acquisitions

     On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $67 million in cash, consisting of $65 million in cash and $2 million of transaction costs. The purchase price is also subject to certain post closing adjustments. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating segments: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operates a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets will be allocated to goodwill and amortized over 30 years. Results of WMNS for the period June 8, 2000 to September 30, 2000 are included in the Company's consolidated results for the three and nine months ended September 30, 2000.

     The aggregate purchase price for WMNS is as follows:

     Cash paid to Waste Management                          $ 65,000,000
     Liabilities assumed                                      38,969,000
     Transaction costs                                         2,000,000
                                                            ------------
        Aggregate purchase price                            $105,969,000
                                                            ============

                       GTS DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     The aggregate purchase price was allocated to the acquired assets based upon their estimated fair values as follows:

     Accounts receivable                                   $  16,778,000
     Unbilled revenues                                         8,445,000
     Inventory                                                 1,558,000
     Property and equipment                                   13,116,000
     Decommissioning trust fund                               16,687,000
     Other tangible assets                                       700,000
     Goodwill and other intangible assets                     48,685,000
                                                           -------------
                                                           $105,969,000
                                                           =============

     The above information is based upon management's best estimate of the fair value of the assets acquired. The Company is in the process of completing appraisals of the assets acquired and liabilities assumed. Upon completion of this process the Company will adjust the amounts recorded to the final appraisals. Such adjustments could be material.

     The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. Under the facility the Company has available borrowings of up to $135 million. The facility consists of a five year $45 million revolving line of credit, including $15 million for standby letters of credit, a five year $50 million term loan and a six and one-half year $40 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At September 30, 2000, the Company had $26.0 million under the revolving line of credit and $84.8 million outstanding under the term loans. At September 30, 2000, $20.4 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

3.   Sale of DuraTherm, Inc.

     In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. ("DTI") to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $336,000. Proceeds to the Company of $8.0 million were used by the Company to pay down borrowings under its bank credit facility. The note receivable bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale with the principal due in February 2002. The subordinated note has been paid in full. The Company recognized a pre-tax gain of $1.2 million on the sale.

4.   Pro Forma Results

     The pro forma condensed consolidated statements of operations presented below give effect to the disposition of the assets of DTI and the acquisition of WMNS as if such transactions had occurred on January 1, 1999. The results presented are not necessarily indicative of results expected for the full year, and are not necessarily indicative of results expected for the remainder of 2000 or future years.

                       GTS DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     Pro forma revenues, net income, and diluted net income per share for the three and nine month periods ended September 30, 1999 and 2000, as if the transactions to dispose of DTI and acquire WMNS were consummated on January 1, 1999, are as follows:

                                           Three months ended                       Nine months ended
                                             September 30,                            September 30,
                                     -----------------------------         --------------------------------
                                         2000              1999                2000                1999
                                     -----------       -----------         ------------        ------------
Revenues                             $73,855,773       $96,342,338         $217,333,961        $268,185,566
Net income                           $ 3,389,649       $ 3,816,146         $ 11,587,587        $ 14,875,159
Diluted net income per share         $      0.17       $      0.19         $       0.58        $       0.74


5.   Earnings per share

     Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and convertible debentures that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 consist of the following:

                                                                      Three months                         Nine months
                                                                   ended September 30,                 ended September 30,
                                                               ----------------------------     ----------------------------
                                                                   2000             1999            2000             1999
                                                               -----------      -----------     -----------      -----------
Numerator:
 Net income attributable to common shareholders........        $ 3,011,131      $ 2,533,833     $ 7,642,486      $ 6,287,241

 Plus: Income impact of assumed conversions
   Preferred stock dividends and charges foraccretion..            378,518          377,651       1,134,901        1,132,306
   Interest on convertible debenture, net of tax.......            115,799           96,451         331,993          263,853
                                                               -----------      -----------     -----------      -----------
                                                                   494,317          474,102       1,466,894        1,396,159
                                                               -----------      -----------     -----------      -----------
 Net income attributable to common shareholders
  assuming conversion..................................        $ 3,505,448      $ 3,007,935     $ 9,109,380      $ 7,683,400
                                                               ===========      ===========     ===========      ===========
Denominator:
 Weighted-average shares outstanding...................         13,301,892       13,183,653      13,301,892       13,449,605

 Effect of dilutive securities:
   Incremental shares from assumed conversion of:
     Employee stock options............................            149,938          313,007         147,528          332,269
     Restricted stock awards...........................             58,689                -          26,665                -
     Convertible redeemable preferred stock............          5,252,567        5,330,331       5,252,567        5,330,331
     Convertible debentures............................          1,381,575        1,381,575       1,381,575        1,381,575
                                                               -----------      -----------     -----------      -----------
                                                                 6,842,769        7,024,913       6,808,335        7,044,175
                                                               -----------      -----------     -----------      -----------
Adjusted weighted average shares outstanding
  and assumed conversions.............................          20,144,661       20,208,566      20,110,227       20,493,780
                                                               ===========      ===========     ===========      ===========
Basic earnings per share..............................         $      0.23      $      0.19     $      0.57      $      0.47
                                                               ===========      ===========     ===========      ===========
Diluted earning per share.............................         $      0.17      $      0.15     $      0.45      $      0.37
                                                               ===========      ===========     ===========      ===========

                       GTS DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

     Options to purchase common stock of the Company at September 30, 2000 and 1999 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

                                                  Three months               Nine months
                                               ended September 30,        ended September 30,
                                            ------------------------   ------------------------
                                                2000         1999         2000          1999
                                            ----------    ----------   ----------     ---------
Options to purchase common stock               778,300      328,300      778,300       328,300


6.   Segment reporting

     The Company has three primary segments (i) commercial processing and disposal, (ii) federal services, and (iii) commercial services. Following the acquisition of WMNS, the Company has reorganized its reporting segments. Below is a brief description of each of the segments including WMNS:

1. Commercial Processing and Disposal (CPD) - The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and Memphis, Tennessee and disposal site operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; and thermal desorption (prior to February, 2000). Commercial waste processing customers primarily include commercial nuclear utilities, governmental entites and petrochemical companies. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

2. Federal Services (FS) - The Company provides on-site waste processing services on large government projects for the DOE. The on-site waste processing services provided by the Company on DOE projects include program development, project management, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste, selected technical support services, and site clean up.

3. Commercial Services (CS) - The Company's technical support services encompass engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

                                               For the three months ended September 30, 2000
                               -----------------------------------------------------------------------------
                                                                                Unallocated
                                   CPD              FS               CS            Items       Consolidated
                               -----------     -----------      -----------    ------------    -------------
Revenues from
  external customers           $24,998,995     $28,983,525      $19,873,253     $         -    $73,855,773

Income from operations           3,712,867       4,427,876          632,762               -      8,773,505

Interest expense                         -               -                -      (3,019,924)    (3,019,924)

Proportionate share
  of losses of joint
  ventures                               -               -                -         (62,500)       (62,500)

Income tax expense                       -               -                -       2,301,432      2,301,432

                       GTS DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


     The Company's segment information is as follows:

                                                For the three months ended September 30, 1999
                               -----------------------------------------------------------------------------
                                                                                 Unallocated
                                   CPD             FS              CS               Items       Consolidated
                               -----------     -----------      -----------     ------------    ------------
Revenues from
  external customers           $21,825,738      $9,633,984      $13,318,012     $        -      $44,777,734

Income from operations           4,313,320         855,359          715,802              -        5,884,481

Interest expense                         -               -                -       (948,674)        (948,674)

Proportionate share
  of losses of joint
  ventures                               -               -                -        (50,000)         (50,000)

Income tax expense                       -               -                -      1,974,323        1,974,323

                                           As of and for the nine months ended September 30, 2000
                               ------------------------------------------------------------------------------
                                                                                Unallocated
                                   CPD              FS               CS            Items        Consolidated
                               ------------    -----------      -----------     -----------     -------------
Revenues from
  external customers           $ 68,669,349    $51,593,457      $47,467,311     $         -     $167,730,117

Income from operations           10,338,792      7,056,213        1,208,854               -       18,603,859

Gain on sale of DuraTherm                 -              -                -       1,166,000        1,166,000

Interest expense                          -              -                -      (5,039,957)      (5,039,957)

Depreciation and
  amortization
  expense                         4,393,004        535,870          678,091         711,595        6,318,560

Proportionate share
  of losses of joint
  ventures                                -              -                -        (112,500)        (112,500)

Income tax expense                        -              -                -       5,840,015        5,840,015

Capital expenditure
  for additions to
  long-lived assets               8,436,246        (15,460)       1,036,956       1,158,569       10,616,311

Total assets                    161,489,612     67,375,913       42,350,822      14,829,978      286,046,325


                                           As of and for the nine months ended September 30, 1999
                               ------------------------------------------------------------------------------
                                                                               Unallocated
                                   CPD              FS              CS             Items        Consolidated
                               ------------    -----------      -----------    -------------    -------------
Revenues from
  external customers            $59,094,083    $27,692,161      $38,569,161     $         -     $125,355,405

Income from operations            9,186,746      3,582,315        1,303,777               -       14,072,838

Interest expense                          -              -                -      (1,532,286)      (1,532,286)

Depreciation and
  amortization
  expense                         3,231,413        153,212          582,628         127,428        4,094,681

Proportionate share
  of losses of joint
  ventures                                -              -                -        (150,000)        (150,000)

Income tax expense                        -              -                -       4,971,005        4,971,005

Capital expenditure
  for additions to
  long-lived assets               4,125,142         63,500          254,554         590,011        5,033,207

Total assets                     92,715,853     23,047,118       20,691,310      16,928,475      153,382,756

                       GTS DURATEK, INC. AND SUBSIDIARIES

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview

     GTS Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee and the disposal site in Barnwell, South Carolina. The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). Technical support services are generally provided pursuant to multi-year time and materials contracts. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects, including the Hanford and Idaho Falls DOE projects; and the Company's waste receipts at its waste processing facility in South Carolina.

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

     In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.0 million in cash and a subordinated note for $336,000. Proceeds to the Company of $8.0 million were used by the Company to pay down borrowings under its bank credit facility. The note receivable bears interest at 14%, payable semi-annually during the first year following the sale, and 18% during the second year following the sale with the principal due in February 2002. The subordinated note has been paid in full. The Company recognized a pre-tax gain of $1.2 million on the sale.


Results of Operations

Three Months Ended September 30, 1999 As Compared To Three Months Ended September 30, 2000

     Revenues increased by $29.1 million, or 65.0%, from $44.8 million in 1999 to $73.9 million in 2000. The increase is comprised of revenue increases of $19.3 million in Federal Services, $3.2 million in Commercial Processing and Disposal, and $6.6 million in Commercial Services. The increase in revenues from Federal Services is primarily the result of $17.3 million in revenues from the federal services business of WMNS, which was acquired in June, 2000, and $2.0 million increase in other government waste processing and technical services revenues, which was primarily due to additional contract fees generated

                       GTS DURATEK, INC. AND SUBSIDIARIES

by the Hanford River Protection Project. The increase in revenues from Commercial Processing and Disposal was primarily related to $4.1 million in revenues from the Barnwell South Carolina disposal site which was acquired as part of WMNS, and a $2.9 million increase at the Company's low level radioactive waste processing facilities located in Tennessee due to higher processing volume, partially offset by the decrease of $3.8 million in the Company's DuraTherm business that was sold in February, 2000. The increase in Commercial Services is primarily due to the commercial operation of WMNS purchased in June, 2000.

     Gross profit increased $7.0 million, or 54.3%, from $12.9 million in 1999 to $19.9 million in 2000. The increase is comprised of $5.2 million in Federal Services and $2.2 million in Commercial Services, partially offset by a $420,000 decrease in Commercial Processing and Disposal. The increase in gross profit from Federal Services is primarily the result of a $3.4 million increase attributable to the acquisition of WMNS and a $1.8 million increase in other government waste processing and technical service fees generated by the Hanford River Protection Project. The increase in Commercial Services is primarily due to the commercial operations of WMNS acquired in June, 2000. The decrease in Commercial Processing and Disposal is due to a $1.0 million decrease in gross profit related to the sale of the Company's DuraTherm business in February, 2000 and a $1.6 million decrease in gross profit from the Tennessee facilities as a result of changes in waste mix processed, offset by a $2.2 million increase in gross profit resulting from commercial operation of WMNS purchased in June, 2000. As a percentage of revenues, gross profit decreased from 28.9% in 1999 to 27.0% in 2000.

     Selling, general, and administrative expenses increased by $4.1 million, or 57.7%, from $7.1 million in 1999 to $11.2 million in 2000 primarily due to the acquisition of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general, and administrative expenses decreased from 15.8% in 1999 to 15.1% in 2000.

     Interest expense, net increased by $2.1 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Frank W. Hake Associates LLC ("Hake") in June, 1999, as well as higher borrowing costs.

     Income taxes expense increased $327,000 from $2.0 million in 1999 to $2.3 million in 2000. The Company is accruing income taxes at full statutory rates.


Nine Months Ended September 30, 1999 As Compared To Nine Months Ended September 30, 2000

     Revenues increased by $42.3 million, or 33.7%, from $125.4 million in 1999 to $167.7 million in 2000. The increase is comprised of revenue increase of $23.9 million in Federal Services, $9.5 million in Commercial Processing and Disposal, and $8.9 million in Commercial Services. The increase in revenues from Federal Services is primarily the result of $21.1 million in revenues from the federal services business of WMNS acquired in June, 2000 and a $2.8 million increase in other government waste processing and technical services revenues, which was primarily due to additional contract fees generated by the Hanford River Protection Project. The increase in revenues from Commercial Processing and Disposal was primarily related to $4.3 million in revenues from the Barnwell South Carolina disposal site acquired as part of WMNS in June, 2000 and a $14.8 million increase at the Company's low level radioactive waste processing facilities located in Tennessee due to higher processing volume and change in waste mix, partially offset by the decrease of $9.7 million in the Company's DuraTherm business that was sold in February, 2000. The increase in Commercial Services is primarily due to the commercial operation of WMNS purchased in June, 2000.

     Gross profit increased $10.3 million, or 29.9%, from $34.4 million in 1999 to $44.7 million in 2000. The increase is comprised of $5.5 million in Federal Services, $2.9 million in Commercial Processing and Disposal, and $1.9 million in Commercial Services. The increase in gross profit from Federal Services is the result of a $4.1 million increase attributable of the acquisition of WMNS and a $1.4 million increase in other government waste processing and technical services from higher processing volume. The

                       GTS DURATEK, INC. AND SUBSIDIARIES

increase in Commercial Processing and Disposal is due to $3.4 million from the Barnwell South Carolina disposal site acquired as part of WMNS in June, 2000 and $1.4 million increase in the Tennessee facilities resulting from higher processing volume, partially offset by a $2.9 million decrease from, the Company's DuraThem business that was sold in February, 2000.

     Selling, general, and administrative expenses increased by $5.8 million, or 28.6%, from $20.3 million in 1999 to $26.1 million in 2000 primarily due to the acquisition of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general, and administrative expenses decreased from 16.2% in 1999 to 15.5% in 2000.

     Interest expense, net increased by $3.5 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income taxes increased by $869,000 from 1999 to 2000. The Company's effective tax rate was 39.6% in both 1999 and in 2000.

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

     The acquisition of WMNS was financed with borrowings under the bank credit facility. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At September 30, 2000, the Company had $26.0 million under the revolving line of credit and $84.8 million outstanding under the term loans. At September 30, 2000, $20.4 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

     The Company believes cash flows from operations and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000 for at least the next twelve months.

Item 3.  Quantitative and Qualitative Information about Market Risk

     The Company's major market risk relates to changing interest rates. At September 30, 2000, the Company had floating rate long-term debt of $84.8 million and floating short-term rate debt of $26.0 million. The long-term debt bears interest at LIBOR plus 2.25%. The short-term debt bears interest at the bank's base rate, as defined.

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

     None.

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

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to integrate acquired businesses, including the Company's most recent acquisition of WMNS; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects and the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

                      GTS DURATEK, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits
                --------

                See accompanying Index to Exhibits.

          b.    Reports
                -------

                Current Report on Form 8-K/A filed on August 22, 2000.

          c.    Financial Data Schedule
                -----------------------

                Filed herewith.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GTS DURATEK, INC.

Dated: November 14, 2000           By: /s/ Robert F Shawver
                                       --------------------------------
                                       Robert F Shawver
                                       Executive Vice President and
                                       Chief Financial Officer

Dated: November 14, 2000           By: /s/ Charles L. Standley
                                       --------------------------------
                                       Charles L. Standley
                                       Controller

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

4.1 Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2 Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P. Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P. Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants
      Form 8-K filed on February 1, 1995. (File No. 0-14292)

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

10.5 Teaming Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292)

10.6 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292)

10.7 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292)

10.8 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292)

10.9 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to
       Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000. (File No. 0-14292)

10.10 Amended and Restated Credit Agreement dated as of June 8, 2000 by and among GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates LLC, Chem-Nuclear Systems L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., the Lenders party thereto, First Union National Bank, as Administrative Agent, Credit Lyonnais New York Branch, as Documentation Agent, Fleet National Bank, as Syndication Agent, and First Union Securities, Inc., as Lead Arranger and Book Manager. (File No. 0-14292)

10.11 Second Amended and Restated Security Agreement dated as of June 8, 2000 made by GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates, L.L.C., Chem-Nuclear Systems, L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., and First Union National Bank, as Collateral Agent. (File No. 0-14292)

10.12 Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. (File No. 0-14292)

10.13 Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS
       Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. (File No. 0-
       14292)

27.1   Financial Data Schedule. (filed herewith)