Form 10-K
period 2000-12-31
DURATEK INC
filed 2001-04-18
CIK 785186

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-K

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended December 31, 2000

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ___________ to
     ___________

                         Commission File Number: 0-14292

                                  DURATEK, INC.
             (Exact name of Registrant as specified in its charter)

                    Delaware                                                       22-2476180
(State or other jurisdiction of incorporation or organization)         (I.R.S. Employer Identification No.)

10100 Old Columbia Road, Columbia, Maryland                            21046
-------------------------------------------                            -----
(Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:                    (410) 312-5100
                                                                       --------------

Securities registered pursuant to Section 12(b) of the Act:            None

Securities registered pursuant to Section 12(g) of the Act:            Common Stock, par value $0.01 Per Share

Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

As of April 10, 2001, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $32,864,141 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on April 10, 2001. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the most recent practicable date.

                  Class                            Outstanding at April 10, 2001
Common stock, par value $0.01 per share                        13,430,684 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

                         Form 10-K Cross-Reference Sheet

                                                                                                                 Page
PART I
      Item 1.     Business........................................................................................1
      Item 2.     Properties.....................................................................................17
      Item 3.     Legal Proceedings..............................................................................17
      Item 4.     Submission of Matters to a Vote of Security Holders............................................18

PART II
      Item 5.     Market for Registrant's Common Equity and
                     Related Stockholder Matters.................................................................19
      Item 6.     Selected Financial Data........................................................................20
      Item 7.     Management's Discussion and Analysis of
                     Financial Condition and Results of Operations...............................................21
      Item 7A.    Quantitative and Qualitative Information About Market Risk.....................................27
      Item 8.     Financial Statements and Supplementary Data....................................................28
      Item 9.     Changes in and Disagreements with Accountants
                     on Accounting and Financial Disclosure......................................................61

PART III
      Item 10.    Directors and Executive Officers of the Registrant*............................................62
      Item 11.    Executive Compensation*........................................................................63
      Item 12.    Security Ownership of Certain Beneficial Owners
                     and Management*.............................................................................63
      Item 13.    Certain Relationships and Related Transactions*................................................63

PART IV
      Item 14.    Exhibits, Financial Statement Schedules and Reports
                     on Form 8-K.................................................................................64

Signatures.......................................................................................................65

* Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2001 which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

                                     Part I


Item 1.  Business

Overview

         Duratek, Inc. and its wholly owned subsidiaries (the "Company"), formerly GTS Duratek, Inc., provide waste treatment solutions for radioactive, hazardous, mixed (i.e., intermingled radioactive and hazardous), and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination, and recycling and ion exchange used independently or in tandem to process its customer's waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The Company's strategy is to: (i) provide the low cost solution to process contaminated waste streams, (ii) combine its proprietary technologies and technical support services to provide full-service waste treatment, and (iii) team, where appropriate, with other companies with complementary expertise to advance Duratek's treatment solutions within its target markets and into new markets.

         The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services. The Company conducts its commercial processing and disposal operations primarily at its Bear Creek Operations Facility in Oak Ridge, Tennessee, its waste processing facility in Memphis, Tennessee and at its disposal facilities in Barnwell, South Carolina. The Bear Creek Operations Facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capacity to handle over 60 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company characterizes the waste and utilizes a combination of treatment technologies, including incineration, compaction and metal decontamination and recycling, to process the waste to achieve significant volume and mass reduction before sending it to disposal. Other technologies used by the Company in its commercial processing and disposal operations include vitrification and steam reforming. The Company believes that its customers benefit from significant cost savings as compared to other commercially available alternatives by first confirming the presence of radioactive material and then minimizing the volume and mass of the waste thereby reducing the disposal costs. The Company's Barnwell, South Carolina disposal operation, which was acquired as part of the Company's acquisition of Waste Management Nuclear Services, includes a commercial low-level radioactive waste disposal landfill that is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. Revenues derived from the commercial processing and disposal operations are from the processing, and treatment of customer waste streams. Customers of the Company's commercial processing and disposal services include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others.

         The Company's federal services operations provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. The on-site waste processing services include program development, project management, waste characterization, on-site waste treatment facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste, selected technical services and site clean up.

         The Company's commercial services operations provides value-added waste treatment services to a diverse group of commercial clients, including nuclear power utilities. The waste treatment services include water processing, nuclear waste handling, transportation, licensing, packaging, heavy hauling, disposal and decontamination and decommissioning. The Company also provides technical support services to its clients including radiological engineering services, staff augmentation and health physics support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental consulting and environmental safety and health training. These services are provided by over 600 engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects.

Recent Acquisitions and Dispositions

         On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI") for $68.7 million in cash including transaction costs. The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS consisted of three operating segments: (i) the Federal Services Division which provided radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies,
(ii) the Commercial Services Division which provided radioactive waste handling and treatment, transportation, licensing, packaging, disposition, and decontamination and decommissioning services primarily to nuclear utilities, and
(iii) the Commercial Disposal Division which operated the commercial low-level radioactive waste disposal facility in Barnwell, South Carolina.

         On February 7, 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. to DuraTherm Group, Inc. for $8.3 million in cash; proceeds of which were used by the Company to pay down borrowings under its bank credit facility.

         On June 30, 1999, the Company acquired 100% of the outstanding membership interests of Frank W. Hake Associates, LLC ("Hake") (now known as Duratek Memphis Group, LLC) from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for $10.9 million in cash and the assumption of certain liabilities. Hake specialized in storage, transportation, handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stored and serviced power generation equipment at its licensed facility in Memphis, Tennessee.

Financial Information About Segments

         Financial information about the Company's operating segments is in Part II, Item 8, Notes to Consolidated Financial Statements, in note 18, Segment Reporting.

Commercial Processing and Disposal

         The Company conducts its commercial processing and disposal operations at its Bear Creek Operations Facility in Oak Ridge, Tennessee, at the Company's facility in Memphis, Tennessee which was acquired in the Hake transaction and at the Chem-Nuclear Consolidation Facility ("CNCF") in Barnwell, South Carolina which was acquired in the WMNS transaction. The Bear Creek Operations Facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capability to handle over 60 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility, where the Company characterizes the waste and utilizes a combination of treatment technologies to process the waste to achieve significant volume and mass reduction, before sending it to disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially available alternatives by first confirming the presence of radioactive material and then minimizing the volume and mass of waste thereby reducing disposal costs. The Company's waste treatment technologies utilized at the Bear Creek Operations Facility include incineration, compaction, and metal decontamination and recycling. Other technologies used by the Company in its commercial processing and disposal operations include vitrification and steam reforming. The Memphis, Tennessee facility is equipped to receive, handle, decontaminate and cut large nuclear power plant components, which are then sent to the Bear Creek Operations Facility for volume reduction. The CNCF provides the Company and customers with a facility to develop and test new waste treatment technologies. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

         In the WMNS transaction, the Company also acquired the operating rights to a commercial low-level radioactive waste disposal landfill site in Barnwell, South Carolina. This waste disposal landfill site is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. The site is owned by the State of South Carolina, and leased to the Company for 99-years. The Company operates the site under a license granted by the State of South Carolina. The Barnwell facility pursues the disposal market for large nuclear components not suitable for volume reduction and ion exchange resins and wastes which are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities. Effective July 1, 2000, the South Carolina General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act enabling South Carolina to join Connecticut and New Jersey in the Atlantic Compact. The legislation also establishes annual volume limits on waste that can be accepted at the site for disposal. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period, after which the site will remain open for receipt of waste from the three Atlantic Compact states (New Jersey, Connecticut, and South Carolina. The Public Service Commission ("PSC") of the State of South Carolina regulates the economics of operating this site. The PSC dictates a rate control plan, under which the Company is reimbursed for allowable costs incurred plus a fixed operating margin of 29%. The results of operating the Barnwell disposal facility are included in the Company's results from the date of acquisition. The results from July 1, 2000 through December 31, 2000 are based upon the rate control plan.

         Revenues derived from the commercial processing and disposal operations are from the processing and treatment of customer waste streams. Customers of the Company's commercial processing and disposal operations include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others. Revenues derived from the Company's commercial processing and disposal operations represented approximately 45.6%, 49.4%, and 38.1%, of the Company's total revenues in 1998, 1999, and 2000, respectively.

         The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company.

         Vitrification. The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter(TM). The Company's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a DuraMelter(TM) that reaches temperatures of 1150(degree)C to 1450(degree)C (or 2100(degree)F to 2640(degree)F). The high temperatures of the DuraMelter(TM) cause the waste and any additives to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%. The glass produced by the DuraMelter(TM) passes the United States Environmental Protection Agency's Toxicity Characteristic Leachate Procedure ("TCLP"), one of the most commonly used criteria for waste acceptance, particularly hazardous and mixed waste, at land disposal facilities.

         The DuraMelter(TM) is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter(TM) raise the temperature above 600(degree)C, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as "joule heating" and typically requires temperatures of about 1150(degree)C. Within the DuraMelter(TM), water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or "locked" into the molecular structure of the glass.

         DuraMelters(TM) range in size from small bench-scale units, used for testing and characterization of waste streams, to commercial sized melters, designed for large waste treatment and remediation projects. Currently, the Company's largest commercial operating DuraMelters(TM) can process up to approximately 400 cubic feet of waste per day. The design of the DuraMelter(TM) can be modified depending upon the characteristics of the waste stream to be processed. To process waste streams that have a higher content of soil or sand, the Company has designed a DuraMelter(TM) with higher temperature capability (up to 1450(degree)C or 2640(degree)F). To process waste streams that include a high content of corrosive elements such as sulfates, phosphates, lead and nitrates, the Company has designed a DuraMelter(TM) with multiple waste chambers to protect the electrodes from the corrosiveness of the waste stream.

         Incineration. Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for non-hazardous waste oils and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. Each of the Company's incinerators is capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, non-hazardous waste oils simultaneously. The proprietary ash transport system of the Company's incinerators mixes ash with air, resulting in complete burning of all combustible material without excessive particulate carry-over common to most incinerators. In addition, the secondary chamber utilizes two burners at up to 2200(degree)F to ensure complete combustion of all volatile materials. Incinerator ash and fly ash are compacted in the Company's UltraCompactor(TM) to form a high-density, non-dispersible solid which is packaged and shipped for disposal. The incinerators are also equipped with a combination of emission control equipment and technology to maximize environmental and employee safety, including a heat recovery boiler for off-gas temperature control, a baghouse filter for particulate control, a dual HEPA bank for contamination control, a wet scrubber for acid gas removal, an evaporator to concentrate and solidify suspended and dissolved solids in the liquid from the scrubbers and a recycling system so that water can be recycled for reuse or processed in the incinerator which eliminates all liquid effluents.

         Compaction. Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor(TM) at its Bear Creek Operations Facility is the world's largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor(TM) has a capacity of 70,000 cubic feet per month. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods, and filters. Other items that have been successfully volume reduced using the UltraCompactor(TM) include soils, motors, pumps, pipes, valves, and conduits. The Company also has a mobile compactor which can be operated at the customer's site. The mobile compactor utilizes 2,200 tons of compaction force, achieves volume reduction rates of 60% to 80% and is suited for smaller-scale jobs on concrete, rubble, steel structures, valve bodies, and other hard-to-compact material near theoretical density.

         Metal Decontamination and Recycling. The Company's metals processing program at its Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals utilizing its full-service capabilities of surveying, decontaminating, and melting. Upon arrival at the Company's Bear Creek Operations Facility, the Company examines the metal and sorts it for processing based on the contamination level of the metal to achieve the most cost-effective process for recycling metal. If it is more cost-effective to dispose of it rather than to recycle it, the Company will volume reduce the metal using its UltraCompactor(TM) and send it to an appropriate burial site. The Company's specialized decontamination equipment allows multiple shapes and metal types to be successfully treated for commercial recycling. For those metals that cannot be economically decontaminated, the Company will utilize its metal melting technology. The Company's 20 ton, 7,200 kW electric induction furnace, the largest available in the United States, operates exclusively for melting and recycling radioactively contaminated metal. This furnace is capable of processing various types of ferrous metals over a broad alloy spectrum and copper and lead. All of the metal processed through the metal melt furnace is recycled into shield blocks and provided to various high-energy physics projects throughout the United States and Canada. The decontamination and/or recycling of radioactively contaminated metal has two principal benefits, it eliminates the liability for the original waste generator and it eliminates the cost of burial.

         Steam Reforming. The Company's steam reforming technology is designed for processing the toughest wastes including mixed waste, waste requiring segregation, and waste exhibiting high activity levels. In particular, the Company has successfully utilized this technology to process radiologically contaminated medical and biological wastes. The system's compact size, containment integrity, in-drum processing option, and steam-based chemistry offer significant safety and regulatory advantages over most incinerator or other thermal destruction systems. The Company holds exclusive rights to this proprietary technology, which first vaporizes organics in the waste, either in liquid or solid forms, and then converts those gases to a dry, non-hazardous, mineral-like solid residue with greater than 99.99% efficiency. Using its steam reforming technology, the Company is able to achieve volume reductions of up to 100 times, depending on the type of waste.

         The steam reforming process is conducted in a steam-laden, oxygen-deficient environment that converts organic and biochemical compounds to carbon monoxide, hydrogen, carbon dioxide, and water. The two-step process first employs an evaporation phase (between 700(degree)F and 900(degree)F) which breaks down and vaporizes most organic compounds and water from the waste. The waste solids are not exposed to higher temperatures, which would tend to volatize metals and other radionuclides from the residue. The volatized gases exit the evaporator and are passed through a filter which removes any fine entrained particles from the gases. Particulate-free gases exiting the filter are then co-mixed with additional superheated steam and passed through a high-temperature reformer. The gases, some of which are organic fractions of the original waste material, are fully decomposed in the reformer at high destruction efficiencies. The resulting products are simple gases and inert mineral-like residue.

         Because the Company's steam reforming technology does not use combustion, and because the secondary pollutants are not formed by the steam reforming process, it is not classified as an incinerator by the United State Environmental Protection Agency ("EPA") and is therefore easily permitted for on-site operations. Accordingly, the Company can provide a compact mobile unit for on-site processing at the customer's facility. For example, the Company successfully processed high-level radioactive wastes at Portland General Electric's Trojan Nuclear Plant. The project included sorting and packaging spent fuel pool wastes submerged in 20 feet of water, removing wastes from the fuel pool, destructing hydrogen bearing materials in the mobile steam reformer, and sealing the processed wastes in dry-storage capsules for long-term storage.

         Ion Exchange. The Company has developed a family of selective ion exchange media, called DURASIL(R), which selectively targets and removes specific radioactive, toxic, or hazardous ions from wastewater while passing benign ions. DURASIL(R) is formulated to separate specific contaminants from liquid waste streams, thereby allowing radioactive and hazardous ions to be removed and separated into their respective species. Since radioactive and hazardous materials are regulated by two different government agencies, this ability to separate mixed waste greatly simplifies its disposal. DURASIL(R) also has physical characteristics that enable it to endure extreme wastewater processing conditions. It is mechanically stable and nonflammable, does not shrink or swell, is virtually immune to radiation damage, and has no effect on the pH of the waste stream. The Company has developed different DURASIL(R) ion exchange media depending on the characteristics of the liquid waste stream. The Company manufactures and supplies highly specialized wastewater purification systems and the patented DURASIL(R) for commercial nuclear power plants, DOE facilities, and industrial clients.

         Thermex(TM). The Company acquired the patented, proprietary, wastewater processing system, THERMEX(TM), as part of the WMNS acquisition. This system minimizes and reduces radioactive waste volumes by a factor of four over other available radioactive waste processing technologies. THERMEX(TM) uses reverse osmosis, chemical injection, phase separation, and ultra-filtration to produce significant volume reduction. This technology improves the water chemistry and lowers operating costs. In addition, it significantly reduces the creation of additional radioactive waste, produces reactor grade make-up water, and provides complete recovery of all in-house water. The concentrated wastes are shipped to the THERMEX(TM) Central Treatment Facility for thermal treatment, resulting in significant volume reduction.

         Advanced Liquid Processing System. The Company also acquired the Advanced Liquid Processing System, called ALPS(TM). This system uses sluicable pressure vessels designed to enhance deep bed flow characteristics, flow distribution, and particulate flow dynamics to optimize liquid waste processing with ion exchange and filtration media. The result is enhanced colloidal and particulate filtration and ion exchange media utilization, and higher sustained decontamination factors. The pressure vessel design allows 99.9% media removal. This process, along with system shielding, provides reduction in radiation exposure.

Federal Services

         The Company provides on-site waste processing services on large government projects for the DOE and other governmental entities. The on-site waste processing services include program development, project management, waste characterization, on-site waste treatment facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste, selected technical services and site cleanup. The Company has over 17 years of experience in designing, constructing, and operating low-level radioactive waste systems and facilities for the DOE and other governmental entities.

         In the WMNS transaction, the Company acquired the Federal Services Division which provided radioactive waste handling, transportation, treatment, packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies. The results of these operations are included in the Company's results from the date of acquisition.

         The Company derives revenues in its federal services operations principally through subcontracts with a combination of DOE contractors and subcontractors. Revenues derived from DOE-related contracts and subcontracts represented approximately 19.7%, 21.0%, and 32.6% of the Company's total revenues during 1998, 1999, and 2000, respectively.

         In November 1995, the Company and BNFL, Inc. ("BNFL"), the U.S. subsidiary of British Nuclear Fuels plc, formed a five-year strategic alliance, agreeing to team on five major DOE environmental remediation projects. During the term of the strategic alliance, the Company and BNFL agreed to jointly pursue three major DOE waste projects and were awarded contracts from the DOE on two of such projects, the Hanford River Protection Project and the Idaho Advanced Mixed Waste Treatment Project. In November 2000, the strategic alliance with BNFL expired without extension. As part of the strategic alliance, BNFL invested $10.0 million in the Company in the form of a convertible debenture. BNFL did not elect to convert the convertible debenture into the Company's Common Stock and, accordingly, the convertible debenture will be repaid in accordance with its terms. Although the strategic alliance with BNFL has expired, the Company is in discussions with BNFL to work cooperatively on other commercial and government projects.

        The following is a summary of the status of the Company's major waste treatment projects with the DOE.

         Hanford River Protection Project. The DOE's Hanford Washington River Protection Project underwent significant changes in the year 2000. In April 2000, BNFL submitted its fixed price proposal to DOE to design, procure, construct and operate the Hanford River Protection Waste Treatment Plant. The price of the project increased from a previous estimate of $6.9 billion to over $15 billion. Due to the significant price increase, the DOE terminated BNFL's prime contract in June 2000. During the second half of the year, DOE subcontracted the management of the Hanford River Protection Project to the CH2MHill Hanford Group during a transition period. The Company continued to provide design and research support to the project during this transition. During this period, DOE generated a Request for Proposal to select a new engineering, procurement and construction contractor to take over the management of the Waste Treatment Plant. In the first quarter of 2001, Bechtel National Incorporated ("BNI") was awarded the contract for the design, procurement, construction and commissioning of the Waste Treatment Plant. An operations company will be selected by BNI to operate the Waste Treatment Plant following successful startup testing by BNI. The Company has bid as part of a team to be the operations company. No selection has yet been made by the BNI.

         The Company currently remains involved in the Hanford River Protection Project. BNI has contracted with the Company to provide the vitrification technology required to the project through engineering design and technology development contracts. As part of the engineering contract, the Company is developing the designs of both the High Level Waste ("HLW") and Low Active Waste ("LAW") melters as well as preparing to purchase and construct these units. The integration of these activities into the contractor's overall schedule is presently underway. The Company is also working with BNI to advance the design as well as provide the staffing to meet the demanding engineering schedule that is expected from BNI over the next several years.

         Under the technology development contract with BNI, a key element is the continued use of the pilot DuraMelter(TM) in Columbia, Maryland. BNFL is currently in negotiations with the DOE to sell the pilot melter, which was designed, constructed and operated by the Company for BNFL in the Company's Columbia, Maryland facility. Operations of this vitrification demonstration unit commenced in December 1998 and completed its initial phase of testing in September 1999. The pilot melter processed non-hazardous, non-radioactive test materials using the Company's proven vitrification technology for fusing contaminants in durable, ecologically safe glass. The pilot melter, a 3.3 ton-per-day vitrification system, is a one-third-scale version of one of the 10 ton-per-day LAW melters to be built at the Hanford River Protection Project facility. Under the contract with BNI, the pilot melter will continue to be used in the LAW development program. If purchased by the DOE, the pilot melter will continue to be operated by the Company for additional development activities associated with the Hanford River Protection Project.

         Another key element of the Hanford River Protection Project research demonstration program is the successful completion and commissioning of the Company's DuraMelter(TM) 1200 located at the Catholic University of America's Vitreous State Laboratory. This large-scale melter and offgas system will be the centerpiece of further glass chemistry and development activities related to the HLW portion of the contract. This system will allow for long term testing of glass formulations and production rate verification. This melter came online in January 2001.

         Idaho Advanced Mixed Waste Treatment Project. In December 1996, the team led by BNFL, of which the Company is a member, was awarded the sole contract by the DOE for the Idaho Advanced Mixed Waste Treatment Project ("AMWTP") in Idaho Falls, Idaho. Under the contract, the team will finance, construct and operate a treatment facility for mixed radioactive and toxic wastes at the DOE's Idaho National Engineering and Environmental Laboratory ("INEEL"). The AMWTP facility will treat and package for disposal approximately 65,000 cubic meters of mixed and transuranic waste now stored or buried at INEEL. The contract also provides an option for the team to treat an additional 120,000 cubic meters of mixed waste generated by future cleanup operations at INEEL or other DOE sites. In the spring of 2000, a decision was made by BNFL, the prime contractor, to eliminate all thermal treatment systems from the overall plant process. This modification to the plant process capability was made in part due to changes in the waste acceptance criteria of the Waste Isolation Pilot Project ("WIPP") at INEEL. BNFL's removal of the thermal treatment capability resulted in a reduction of the Company's role on the AMWTP project to providing only limited technical support.

Commercial Services

         The Company's commercial services operations provides value-added waste treatment services to a diverse group of commercial clients, including nuclear power utilities. The waste treatment services include water processing, nuclear waste handling, transportation, licensing, packaging, heavy hauling, disposal, and nuclear reactor decontamination and decommissioning ("D&D"). The Company operates treatment systems in 25 nuclear power plants, owns and operates various types of waste treatment equipment, and provides waste-handling services' facilities. The Company also provides technical support services to its clients including radiological engineering services, staff augmentation and health physics support (principally to assist nuclear power plants during regular maintenance shutdowns), environmental consulting, and environmental safety and health training. These services are provided by over 600 engineers, consultants, and technicians, some of whom are full-time employees and the balance of whom are contract employees. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects. In addition, the Company maintains an extensive fleet of tractors, trailers, casks, and shipping containers for transporting radioactive wastes from customers' sites for processing and disposal. Revenues derived from commercial services operations represented approximately 34.7%, 29.6%, and 29.3% of the Company's total revenues during 1998, 1999, and 2000, respectively.

         Site Decontamination and Decommissioning. The Company has performed decontamination and decommissioning services at over 60 facilities worldwide, including work at two nuclear power plants which have been completely decommissioned to United States Nuclear Regulatory Commission ("NRC") requirements. The Company has performed decontamination and decommissioning services at the following commercial nuclear power plants: Fort St. Vrain Nuclear Generating Station, Humboldt Bay Power Plant Unit 3, Shoreham Nuclear Power Station, Rancho Seco Nuclear Station, and Trojan Nuclear Power Plant. The Company is currently performing D&D services under contracts for Connecticut Yankee's Haddam Nuclear Power Station, Consumers Energy Big Rock Point Nuclear Power Plant, Maine Yankee Atomic Power Company, and Yankee Rowe Nuclear Power Plant. In addition, D&D services are being provided for two university research reactors. Decontamination and decommissioning services provided by the Company include site radiological surveys, waste characterization, decommissioning planning, remediation, health physics support, radwaste services, and final surveys. The Company has the technical personnel who have developed project techniques accepted by the NRC, programs, procedures, equipment, and instrumentation to handle projects involving small hot cells to large nuclear power stations. In addition, through its transportation and commercial waste processing operations, the Company offers its customers a comprehensive solution to their site decontamination and decommissioning problems.

         Radiological Engineering Services. The Company's technical personnel provide commercial and government customers with a variety of radiological engineering services, including development of health physics and emergency preparedness programs, MORT analysis, licensing, procurement, instrumentation, and radiological training. Most of the Company's senior technical personnel that provide radiological engineering services are fully certified and have had extensive experience at operating nuclear power plants regulated by the NRC.

         Staff Augmentation and Health Physics Support Services. The Company provides trained personnel to assist nuclear power plants undergoing periodic refueling, maintenance outages, construction, or decommissioning. There are 119 nuclear power generating units in the United States, of which 108 are operational. To control costs, utilities maintain their permanent staffs at the level needed for steady-state power operations. They supplement their full-time staffs during refueling and maintenance outages with skilled contract personnel. Every 12 to 24 months, nuclear power plants are shut down for scheduled maintenance which typically takes 30 to 90 days. The cost to shutdown and maintain a nuclear power facility averages $1 million every day it is closed. Accordingly, there is a strong economic incentive for the nuclear power facilities to hire trained and experienced personnel for these maintenance operations in order to complete the servicing as quickly and efficiently as possible. The Company's trained technicians and personnel are experienced in outage support procedures and are effective at helping to minimize the cost of a power facility's down time.

         Environmental Consulting Services. The Company provides environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act ("OSHA") and EPA compliance audits, site characterization, licensing and permitting, and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians and decontamination experts.

         Environmental Safety and Health Training. The Company provides radiation protection and hazardous waste training services nationwide. The Company's training specialists prepare candidates consisting of health physics technicians and professionals from nuclear power plants, universities, and laboratories nationwide for the National Registry of Radiation Protection Technologists and American Board of Health Physics certification examinations. The Company's training programs enable customers to realize cost savings through increased worker competence and productivity, enhanced workplace safety, and improved compliance with regulatory requirements.

        Thermex and liquid waste processing services. The Company provides on-site liquid waste processing services to nuclear power generators throughout the United States. Over 70 million gallons of water is successfully processed each year at approximately 25 nuclear reactor plants. By virtue of these facts, the Company is the largest provider of contracted liquid waste processing services to the commercial nuclear utility industry. A number of patented technologies, including unique and technically advanced membrane systems, are utilized to provide this service. These services are environmentally responsible in that they minimize radioactive waste generation, minimize or eliminate liquid releases to the environment and allow recycling of wastewater.

         Transportation Services. As part of its commercial services operations, the Company provides certain complementary services to its customers including transportation services. Through a wholly owned subsidiary, Hittman Transport Services, Inc. ("Hittman"), the Company maintains a fleet of tractors, trailers, and shipping containers for transporting radioactive waste and radioactively contaminated equipment for processing and disposal. All of Hittman's vehicles are constantly monitored via satellite to optimize waste pickup and delivery scheduling. Hittman maintains terminal locations around the country that are conveniently located to 90% of the commercial nuclear power plants in the United States. Hittman's services are complemented by a fleet of 60 casks, which is the largest fleet of casks in the United States. The casks are highly engineered shipping containers that allow safe transport of both liquid and solid radioactive waste. Ten of these casks are heavily shielded and NRC licensed type "B" shipping casks. These casks provide a unique capability to handle virtually any type of radioactive material. The cask fleet is unique in that it contains the largest type "B" shipping cask, the 10-160B, which has recently been licensed by the NRC to transport transuranic waste for the DOE.

Sales and Marketing Strategy

         The Company's product and service offerings, including those of acquired subsidiaries, provide cost-effective waste management solutions for commercial and DOE low-level radioactive waste generators. After the acquisition of WMNS, the Company's internal sales force was reorganized and downsized to keep sales costs as low as possible while maintaining the most qualified sales individuals from the combined companies. These changes have strengthened the Company's competitive position when pursuing commercial and DOE waste remediation projects. The Company will seek to strengthen its relationships with the recently formed large multi-plant utilities such as Exelon, Entergy and Southern Company. These new organizations are looking for the best available waste management service providers as they establish themselves in the very competitive and ever changing energy supply marketplace. The Company will also use the technical expertise, marketing resources and commercial experience of experts outside of the Company to develop additional business in its primary markets, and particularly in the international market.

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

         The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 (the "ERA") authorize the Nuclear Regulatory Commission ("NRC") to regulate the receipt, possession, use, and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or NRC Agreement States.

         The processing, storage, and disposal of high-level nuclear waste are subject to the requirements of the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments. These statutes regulate the disposal of high-level nuclear waste by establishing procedures and schedules for siting geologic repositories for such waste. The statutes also direct the EPA to promulgate environmental standards for the disposal of high-level nuclear waste, and require the NRC to promulgate standards covering the licensing of waste repositories. The NRC has issued regulations that address the storage and disposal of high-level nuclear waste.

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

         The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage, and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters, and operators of hazardous waste treatment, storage and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage, and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology ("BDAT") treatment standards, unless certain exemptions apply.

         The Toxic Substances Control Act ("TSCA") provides the EPA with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing, and exporting. The TSCA also established a comprehensive regulatory program for PCBs, which is analogous to the RCRA program for hazardous waste.

         The Clean Water Act, as amended, establishes standards, permits, and procedures for controlling the discharge of pollutants from wastewater sources.

         The Clean Air Act of 1970, as amended (the "Clean Air Act"), empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund"), and subsequent amendments under the Superfund Amendments and Reauthorization Act ("SARA"), as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program's regulations require that any remediation of hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund also establishes strict and retroactive liability for parties who generated or transported hazardous substances, or owned and/or operated the sites containing them. This creates a strong incentive for proper management and disposal of hazardous waste.

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

         Pursuant to the mandate of the AEA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring, and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established licensing requirements and operating procedures for such facilities. The NRC requirements address siting criteria, site stability, the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring and site maintenance), facility operation, financial assurance, closure, and site stabilization. The Company's facilities implement NRC requirements through agreement states' regulations and facility radioactive material licenses. The NRC has delegated this licensing authority to numerous state agencies, including agencies in those states in which the Company's facilities and operations are located.

         Under RCRA, wastes are classified as hazardous either because they are specifically listed as such or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes such as waste treated with the Company's vitrification technologies may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Subsequent management of such waste residue would be subject to full RCRA regulation, including the prohibition against land disposal without treatment in compliance with BDAT. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. The RCRA regulation classifying such waste residue as hazardous has been overturned by the U.S. Court of Appeals for the District of Columbia Circuit, but has been temporarily reinstated until 2001 when the EPA is under court order to develop a revised regulatory approach which would allow listed wastes to leave the hazardous waste regulatory system if they met specified concentration limits. The Company's ownership and operation of treatment facilities also exposes the Company to potential liability for cleanup of releases of hazardous wastes under RCRA.

         Operators of hazardous waste treatment, storage, and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. Obtaining such permits is a lengthy and costly process that requires regulatory inspection and approval of, among other things, the facility design, equipment, and operating plans and procedures. In addition, applicants for a RCRA permit for a treatment, storage, or disposal facility must submit detailed information regarding all past waste management practices at that facility and may be required to undertake corrective action for past contamination of the site. The Company's facility in Oak Ridge, Tennessee is a RCRA Part-B permitted facility. The Company has developed procedures to ensure compliance with RCRA permit provisions at the Bear Creek Operations Facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting, and employee training.

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

         CERCLA effectively imposes strict, joint, and several retroactive liability upon owners or operators of facilities where a release of hazardous substances has occurred on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage, and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and other residues from the Company's vitrification, incineration, and other treatment processes are targeted for investigation and cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelters(TM) and other processes to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

         The Company's facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required. Further, many of the federal regulatory authorities described in this section have been delegated to state agencies; accordingly, the Company holds licenses, permits and other approvals from numerous states.

         The Clean Air Act imposes strict requirements upon owners and operators of facilities which emit pollutants into the air. Although the Company believes that its treatment systems effectively trap particulates and prevent hazardous emissions from being released into the air, the release of which would violate the Clean Air Act, the Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used, and incinerated at existing or proposed facilities.

         The Clean Water Act establishes standards, permits, and procedures for controlling the discharge of pollutants from wastewater sources. The Company believes that DuraMelters(TM) generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters(TM) are designed to have no residual wastewater discharge. However, the Clean Water Act's standard permits and procedures are potentially applicable to all other water discharged from, or reused at, facilities owned or operated by the Company.

         OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals which may be present in mixed wastes. The Company is required to follow OSHA standards, including the preparation of material safety data sheets, hazardous response training, and process safety management. The NRC has set regulatory standards for worker protection and public exposure to radioactive materials or wastes.

Competition

         The market for the Company's waste treatment services is characterized as the treatment and stabilization of certain radioactive, hazardous, mixed, and other wastes. The Company is aware of competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration, or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability, and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors including its proprietary waste treatment technologies, its comprehensive approach to waste treatment, demonstrated commercial success of its technologies and reputation for providing quality service to its customers. Many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company.

         In its commercial services operations, the Company's competitors range from major national and regional environmental service and consulting firms which have large environmental remediation staffs to small local firms. Many of the major national and regional environmental service and consulting firms have greater financial, management, and marketing resources than the Company. The availability of skilled technical personnel, quality of performance, safety, diversity of services, and price are the key competitive factors.

Research and Development Activities

         The Company's research and development activities are conducted primarily by The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL") for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. The Company has established a research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification. The VSL, with a staff of 90 researchers, provides ongoing research and development capabilities and technical services in support of the Company's waste treatment projects, particularly its federal services operations. In this complementary relationship, the VSL provides the necessary technology and research and development support while the Company advances the technology to commercial application.

         The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting, and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various DuraMelter(TM) models have been designed and constructed at the VSL for use by the staff of the VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed, and other wastes. See "Business
- Patents and Other Intellectual Property Rights."

         In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects, particularly its federal services operations. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter(TM) technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements in the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

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

Patents and Other Intellectual Property Rights

         The Company licenses all of the patent and other intellectual property rights to its proprietary vitrification and other waste treatment technologies from the inventors of such technologies. Drs. Macedo and Litovitz, the inventors of the Company's vitrification and ion exchange technologies, license the patents and proprietary rights to such technologies to the Company under an exclusive license agreement. The exclusive license agreement with Drs. Macedo and Litovitz expires upon the expiration of the last patent covered by the license agreement which is currently in the year 2012. The exclusive license agreement, which currently encompasses 17 U.S. patents and one U.S. patent application, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the VSL or Drs. Macedo and Litovitz. Drs. Macedo and Litovitz own all of the vitrification and ion exchange patents relating to the research and development work conducted by them at the VSL. The Catholic University of America has agreed that all patents and technologies developed at the VSL belong to Drs. Macedo and Litovitz and not to the University. In turn, Drs. Macedo and Litovitz exclusively license the vitrification technology rights and process patents developed by them at the VSL to the Company.

         The Company has all patents and related trademarks and copyright pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials that are necessary in its business. Specifically, the issued and active patents held by the Company relate to the steam reforming, incineration, ultracompaction and vitrification technologies used in its commercial waste processing operations. As a result of various acquisitions, the Company acquired rights in 48 U.S. patents, 11 pending
U.S. patent applications, 118 foreign patents, and 35 pending foreign patent applications. Pursuant to an agreement with Westinghouse Electric Corporation (now CBS Corporation), the Company has granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents acquired by the Company. From time to time, the Company acquires or licenses technologies from third parties that complement its existing waste processing technologies. In November 1997, the Company acquired a joint interest in several patents pertaining to the gasification and vitrification of organic materials from Proler Environmental Services, Inc. ("Proler"). The Company now owns Proler's interest in these patents jointly with Hylsa SA, a company located and doing business in Mexico.

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

         DURASIL(R) and DURATEK(R) are registered trademarks held by the Company and DuraMelter(TM) and DuraGem(TM) are common law trademarks.

Employees

         As of December 31, 2000, the Company employed approximately 1,670 employees, of which approximately 300 are temporary field-assigned employees performing services for clients. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not full-time employees of the Company. Due to the seasonality of the technical support services business of the Company, the number of temporary field-assigned employees fluctuates throughout the calendar year based on client's needs. To date, the Company has been successful in attracting and retaining qualified technical personnel and believes that its relations with its employees are good.

Financial Information About Geographic Areas

         The Company's revenues are substantially derived from domestic operations. Results of international operations are not significant.


Item 2.  Properties

         The Company leases approximately 35,000 square feet of office space in Columbia, Maryland which it uses as its administration and general corporate offices. The initial lease term expires December 31, 2006. In addition, the Company leases approximately 15,000 square feet of office space in Lakewood, Colorado and approximately 23,000 square feet of office space in Columbia, South Carolina. Both of these lease terms expire December 31, 2005.

         The Company owns real property assets, including approximately 50 acres of land in Oak Ridge, Tennessee, upon which the primary waste processing operations are located, an additional 50-acre parcel in Oak Ridge, Tennessee, at which additional waste processing operations are conducted and a 13.5 acre site in Memphis, Tennessee where large component processing is conducted.

         In June 2000, as part of the acquisition of WMNS, the Company acquired the operating rights to the Barnwell disposal operation in Barnwell, South Carolina. This facility operates a commercial low-level radioactive waste disposal landfill site that is owned by the State of South Carolina, and leased to the Company for 99 years. The lease term expires on April 5, 2075.

Item 3.  Legal Proceedings

         On February 3, 1998, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Radwaste Processing, Inc.) was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. These statements concerned a joint venture between SEG and MMT and some of these statements were made in press releases which MMT issued jointly with SEG. The complaint seeks to hold SEG liable for all of these statements. The defendant moved to dismiss the complaint, the plaintiffs chose to amend their pleading, and the defendant moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation

("Westinghouse") which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

         On December 2, 1999, the Company's wholly owned subsidiary, SEG, was named as a defendant in an adversary proceeding in the United States Bankruptcy court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants CBS and SEG. The complaint alleges that the sale of CBS's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from CBS pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

         In addition, from time to time, the Company is a party to litigation or administrative proceedings relating to claims arising from its operations in the normal course of business. Management of the Company, on the advice of counsel, believes that the ultimate resolution of such litigation or administrative proceedings currently pending against the Company is unlikely, either individually or in the aggregate, to have a material adverse effect on the Company's results of operations or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

         The company did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 2000.

Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the common stock. The last reported sale price of the common stock on the NASDAQ National Market on April 10, 2001 was $3.22.

                                                             Price Range
                                                           of Common Stock
                                                     -------------------------

                                                        High              Low
                                                     -----------   -----------
          Year ended December 31, 1998:
            1st quarter                                      14        13-3/8
            2nd quarter                                  12-3/4            10
            3rd quarter                                  12-3/8         5-3/8
            4th quarter                                   8-1/8         3-7/8

          Year ended December 31, 1999:
            1st quarter                                   7-1/2         5-1/8
            2nd quarter                                   6-5/8         4-1/2
            3rd quarter                                   7-3/4         6-1/8
            4th quarter                                  8-7/16         7-7/8

          Year ended December 31, 2000:
            1st quarter                                  11-1/8             7
            2nd quarter                                  10-3/8       7-13/16
            3rd quarter                                       9         6-7/8
            4th quarter                                   8-1/8         5-3/4


         As of April 10, 2001, there were 1,140 holders of record of the Common Stock and the Company estimates that there were approximately 4,800 beneficial holders.

         The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying dividends under its bank credit facility. To the extent allowed under the Company's bank credit facility, the Company will pay dividends on the 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") out of funds legally available therefore in accordance with the terms of the Convertible Preferred Stock which require the payment of quarterly dividends of $320,000 or $2.00 per share. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of Convertible Preferred Stock. To date, the Company has paid all dividends on all of the outstanding shares of the Convertible Preferred Stock. During 2001, the Company does not expect to pay any cash dividends on its Convertible Preferred Stock. In addition, the Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

Item 6. Selected Financial Data (in thousands, except per share amounts)

                                                                       Years Ended December 31,
                                                 -----------------------------------------------------------------------
                                                     1996          1997          1998           1999 (a)        2000
                                                 ------------  -------------  ------------   ------------  -------------
Statement of Operations Data:
    Revenues                                     $    44,285  $     136,553  $    160,313   $    176,408  $     229,830
    Cost of revenues                                  35,198        120,814       123,839        128,719        187,940
                                                  -----------  -------------  ------------   ------------  -------------
           Gross profit                                9,087         15,739        36,474         47,689         41,890
    Selling, general and administrative expenses       7,455         15,725        26,613         27,992         46,780
    Charge for asset impairment                            -              -         9,224              -              -
                                                  -----------  -------------  ------------   ------------  -------------
           Income (loss) from operations               1,632             14           637         19,697         (4,890)
    Interest income (expense), net                     1,239            571          (545)        (2,297)        (8,867)
    Other expense, net                                     -              -             -              -           (290)
                                                  -----------  -------------  ------------   ------------  -------------

           Income (loss) before income taxes
             (benefit) and proportionate share
             of losses of joint ventures               2,871            585            92         17,400        (14,047)
    Income taxes (benefit)                               649            716           627          6,464         (5,083)
                                                  -----------  -------------  ------------   ------------  -------------

           Income (loss) before proportionate
             share of losses of joint ventures         2,222           (131)         (535)        10,936         (8,964)
    Proportionate share of losses of
      joint ventures                                    (165)          (150)       (1,474)          (122)          (148)
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) before cumulative
             effect of change in accounting
             principle                                 2,057           (281)       (2,009)        10,814         (9,112)

    Cumulative effect of change in accounting
      principle                                            -              -          (420)             -              -
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) and comprehensive
             income (loss)                             2,057           (281)       (2,429)        10,814         (9,112)

    Preferred stock dividends and charges
      for accretion                                   (1,500)        (1,503)       (1,507)        (1,510)        (1,443)
                                                  -----------  -------------  ------------   ------------  -------------

           Net income (loss) attributable to
             common stockholders                 $       557  $      (1,784) $     (3,936)  $      9,304  $     (10,555)
                                                  ===========  =============  ============   ============  =============

    Net income (loss) per share before cumulative
      effect of change in accounting principle:
        Basic                                    $      0.05  $       (0.14) $      (0.27)  $       0.70  $       (0.79)
                                                  ===========  =============  ============   ============  =============

        Diluted                                  $      0.04  $       (0.14) $      (0.27)  $       0.55  $       (0.79)
                                                  ===========  =============  ============   ============  =============

    Net income (loss) per share:
        Basic                                    $      0.05  $       (0.14) $      (0.30)  $       0.70  $       (0.79)
                                                  ===========  =============  ============   ============  =============

        Diluted                                  $      0.04  $       (0.14) $      (0.30)  $       0.55  $       (0.79)
                                                  ===========  =============  ============   ============  =============

    Basic weighted average common stock
      outstanding                                     11,460         12,619        13,137         13,351         13,432
                                                  ===========  =============  ============   ============  =============

    Diluted weighted average common stock
      and dilutive securities outstanding             13,404         12,619        13,137         20,323         13,432
                                                  ===========  =============  ============   ============  =============


                                                                            As of December 31,
                                                 -----------------------------------------------------------------------
                                                     1996          1997          1998           1999 (a)       2000
                                                 ------------  -------------  ------------   ------------  -------------
Balance Sheet Data:
    Working capital                              $    62,161  $       8,363  $     15,359   $     20,587  $       4,245
    Total assets                                      85,199        132,298       134,245        157,320        298,700
    Long-term debt and capital lease
      obligation                                      10,939         11,557        13,102         39,492        115,592
    Redeemable convertible preferred stock            14,829         15,052        15,279         15,509         15,499
    Stockholders' equity                              55,147         56,429        55,022         60,729         51,085


(a) Amounts have been restated (see Note 21 on Notes to Consolidated Financial Statements).

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations, and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) Commercial Processing and Disposal; (ii) Federal Services; and (iii) Commercial Services. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee ("Bear Creek facility"). The Company also provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE"). Government waste processing and certain commercial waste projects are performed pursuant to long-term fixed unit rate and fixed fee contracts which are accounted for using the percentage-of-completion method of accounting. Technical support services are generally provided pursuant to multi-year cost plus fixed fee or time and materials contracts which are accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates except for waste processing operations. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance. Revenue under commercial waste processing agreements is recognized as waste is processed.

         On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS were indirect subsidiaries of WMI. The purchase price was $68.7 million in cash including transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leading provider of low-level radioactive waste management services for the commercial industry and the federal government. WMNS consisted primarily of three operating businesses: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packaging, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operates a commercial low-level radioactive waste disposal facility in Barnwell, South Carolina. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets has been allocated to goodwill and is being amortized over 30 years. Results of WMNS for the period June 8, 2000 to December 31, 2000 are included in the Company's consolidated results for the year ended December 31, 2000.

         On June 30, 1999, the Company acquired 100% of the outstanding membership interests of Frank W. Hake Associates, LLC ("Hake") for approximately $10.9 million in cash and the assumption of certain liabilities. Hake was engaged in the storage, transportation, handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States at its Memphis, Tennessee facility ("Memphis facility").

         The Company incurred a substantial operating loss in 2000 principally as the result of operating problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter. During 2000, the Company initiated several new waste processing strategies in order to respond to changing market conditions. These new strategies included the processing of steam generators from nuclear power plants, a new contaminated metals handling process and an enhanced radioactive assay process. Delays in the start-up of these new waste processing strategies, originally scheduled to begin early in the second half of the year, led to a build-up of waste on-site in the fourth quarter. As a result, the Company incurred high labor costs and ultimately a costly shipping and burial campaign in an effort to reduce the amount of on-site waste and to safely handle more than twice the waste ever processed in a calendar quarter using these new processes. The Company's systems did not reveal the operational issues associated with the new waste processing strategies in a timely manner.

     The operational problems at the Company's Bear Creek and Memphis facilities are also expected to adversely affect the Company's results for the first quarter of 2001. The Company's management has been working to address the operational issues that resulted in the operating performance of the Company's commercial waste processing operations in the fourth quarter of 2000 by, among other things, strengthening management resources and reporting, implementing personnel changes, modifying waste processing, storage, transportation and burial methods and improving cost accounting systems utilized at its commercial waste processing locations. While management believes that these procedures will prevent reoccurrence of the events that led to losses in its commercial waste processing operations subsequent to the first quarter of 2001, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

     As a result of the operating loss as well as certain waste processing delays at the Bear Creek and Memphis facilities, the Company was not in compliance with certain financial and technical covenants included in its bank credit facility. The Company has negotiated waivers of such non-compliance as well as amendments to certain financial covenants from its banks. If management is unable to improve the Company's results during 2001, the Company may need to obtain further modifications to the credit agreement and/or from its bank additional sources of funding. There can be no assurance that such modifications and/or funding, if needed, will be available.

     The following sets forth certain consolidated statement of operations information as a percentage of revenues for the years ended December 31:

                                                 1998      1999      2000
                                               -------   -------   -------

Revenues                                         100.0%    100.0%    100.0%
Loss on M-Area contract                           (1.1)     --        --
Other costs of revenues                          (76.1)    (73.0)    (81.8)
                                               -------   -------   -------

              Gross profit                        22.8      27.0      18.2

Selling, general and administrative expenses     (16.6)    (15.9)    (20.4)
Charge for asset impairment                       (5.8)     --        --
                                               -------   -------   -------

              Income (loss) from operations        0.4%     11.1%     (2.2)%
                                               =======   =======   =======

     Restatement of Financial Results.

         The operational issues that resulted in the operating loss for 2000 caused the Company to undertake further review and analysis of its commercial waste processing operations. One element of determining the Company's revenue recognition and the related burial costs is the reconciliation of quarterly inventories of unprocessed waste to deferred revenue and burial accrual amounts at each quarter end. The Company determined, in the course of its review, that full reconciliations of quarterly inventories of unprocessed waste were not performed at each quarter end in 2000. The appropriate recording of revenues was complicated by the high volumes of wastes and newly-implemented waste processing strategies. As a result, the Company is restating its previously reported results for the first three quarters of 2000 to reflect these and certain other adjustments. The Company has also restated its consolidated financial results for 1999 to reflect three individually minor items that the Company determined, in the course of preparing the Company's financial statements for 2000, had not been properly reported. See Note 21 of Notes to Consolidated Financial Statements for further information on the Company's quarterly results of operations.

Results of Operations

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000.

         Revenues increased by $53.4 million, or 30.3%, from $176.4 million in 1999 to $229.8 million in 2000. Revenues generated by WMNS following the acquisition were $65.2 million. The increase in revenues is comprised of revenue increases of $37.4 million in Federal Services, $14.7 million in Commercial Services and $1.3 million in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of $36.6 million in revenues from the federal services business of WMNS, which was acquired in June 2000. The increase in revenues from Commercial Services is primarily the result of $19.8 million in revenues from the commercial services business of WMNS and an increase in revenues of $4.6 million from environmental consulting, and decontamination and decommissioning services, partially offset by a $6.3 million decrease in revenues from staff augmentation and transportation services and a $3.4 million decrease in revenues from computer consulting services. The computer consulting services business, which had revenues of $3.4 million in 2000, was sold in November 2000. The increase in revenues from Commercial Processing and Disposal is primarily the result of an $8.8 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, which the Company acquired the operating rights to as part of the WMNS acquisition, and a $5.9 million increase in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities). This increase was partially offset by a $13.4 million decrease in revenues from the Company's DuraTherm business which was sold in February 2000.

         During 1999 and 2000, the Company generated revenues of approximately $17 million and $22 million, respectively, from subcontracts with BNFL related to the DOE's Hanford River Protection Project. During 2000, the DOE's contract with BNFL was terminated. The Company currently remains involved in this project and has contracted with Bechtel National Incorporated to provide the vitrification technology required for the project through certain engineering design and technology development contracts. The amount of revenue for 2001 from this project cannot currently be estimated.

         Gross profit decreased by $5.8 million, or 12.2%, from $47.7 million in 1999 to $41.9 million in 2000. Gross profit generated from revenues of WMNS following the acquisition was $20.3 million. As a percentage of revenues, gross profit decreased from 27.0% in 1999 to 18.2% in 2000. The decline in gross profit percentage was caused by the operational problems at the Company's Bear Creek and Memphis facilities together with the higher percentage of revenue derived from Federal Services contracts which tend to have lower gross margins. The decrease in the amount of gross profit is comprised of a decrease of $19.0 million in Commercial Processing and Disposal, partially offset by a $8.7 million increase in gross profit in Federal Services and a $4.5 million increase in gross profit in Commercial Services.

         The decrease in gross profit from Commercial Processing and Disposal is primarily related to a $21.3 million decrease in gross profit from the Bear Creek and Memphis facilities. The decrease in gross profit at the Tennessee processing facilities was due to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the two commercial processing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview." Management estimates that the operating problems cost the Company approximately $14 million in additional overtime, transportation and burial costs during the fourth quarter, which could not be recovered from customers. In addition, gross profit at the Bear Creek and Memphis facilities decreased by $7.3 million primarily due to higher costs of new processes and a change in the mix of waste processed during 2000 resulting in a higher percentage of lower priced waste. The decrease in gross profit in Commercial Processing and Disposal was also due to a $3.9 million decrease in gross profit from the Company's DuraTherm business which was sold in February 2000. The decrease in gross profit was partially offset by a $6.2 million increase in gross profit from the operations of the Barnwell facility.

         The increase in gross profit from Federal Services is primarily the result of a $8.1 million increase in gross profit from the federal services business acquired from WMNS and a $600,000 increase in gross profit from other government waste processing and technical services contracts.

         The increase in gross profit from Commercial Services is primarily related to a $5.9 million increase in the gross profit from the WMNS business acquired and an increase in gross profit of $500,000 from environmental consulting, and decontamination and decommissioning services, partially offset by a $1.1 million decrease in gross profit from staff augmentation and transportation services and a $800,000 decrease in gross profit from computer consulting services.

         Selling, general and administrative expenses increased by $18.8 million, or 69.7%, from $28.0 million in 1999 to $46.8 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased from 15.9% in 1999 to 20.4% in 2000. Selling, general and administrative expenses incurred by WMNS following the acquisition were approximately $14.1 million. Included in selling general and administrative expenses for 2000 are bad debt expenses of approximately $5.1 million and litigation expenses of approximately $900,000 related to the successful defense of a contract. Management believes the circumstance related to charges will not recur in 2001. In addition, 2000 results include a stock compensation charge of $721,000 related to issuance of stock options and restricted stock units to certain members of senior management. The remaining increase in selling, general and administrative expenses is primarily due to activities supporting higher revenues.

         Interest expense, net increased by $6.6 million from 1999 to 2000. The increase was the result of increased borrowings to fund working capital needs and the acquisition of WMNS together with higher borrowing rates.

         During 2000, the Company recognized as other expense, net a $300,000 loss, which consisted of a $1.2 million gain on the disposition of assets from the sale of DuraTherm, Inc. ("DuraTherm") and a $1.5 million loss on the abandonment of certain waste processing equipment previously held by its DuraChem joint venture with Waste Management, Inc.

         During 2000, the Company recognized an income tax benefit of $5.1 million as a result of the Company's operating loss. Such amount was carried back to the extent possible to recover income taxes paid in prior years. As of December 31, 2000, the Company has a net operating loss carryforward of approximately $9.5 million. The Company's effective tax rate for 2000 was 36.2% compared with 37.2% in 1999.

         Proportionate share of losses of joint ventures increased from $122,000 in 1999 to $148,000 in 2000 and relates to the Company's proportionate share in the loss of its 50% owned joint venture, Vitritek Environmental, Inc. The Company expects Vitritek to have limited operations in 2001.

         As a result of these factors, the Company had net income of $10.8 million in 1999 compared with a net loss of $9.1 million in 2000.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1999.

         Revenues increased by $16.1 million, or 10.0%, from $160.3 million in 1998 to $176.4 million in 1999. The increase is comprised of $13.7 million in Commercial Processing and Disposal and $5.6 million in Federal Services, offset by a $3.2 million decline in Commercial Services. The increase in Commercial Processing and Disposal was primarily attributable to a $8.7 million increase at the Company's Bear Creek and Memphis facilities and a $5.0 million increase in waste processing revenues at the Company's DuraTherm hazardous waste treatment facility located in San Leon, Texas. The increase in revenues at the Bear Creek and Memphis facilities was primarily the result of increased waste processing during 1999 as compared to 1998, and to a lesser extent to the acquisition of Hake which generated revenue of $3.4 million during the second half of 1999. Revenues from DuraTherm increased as a result of increased waste processing during 1999 as compared to the prior year. The $5.6 million increase in Federal Services was primarily the result of more work performed on the DOE Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects during 1999 as compared to 1998. The decrease in Commercial Services was primarily attributable to a decrease in consulting services in 1999 as compared to the prior year.

         Gross profit increased by $11.2 million, or 30.7%, from $36.5 million in 1998 to $47.7 million in 1999. As a percentage of revenues, gross profit increased from 22.8% in 1998 to 27.0% in 1999. The increase in the amount of gross profit is comprised of an increase of $6.4 million in Commercial Processing and Disposal and an increase of $5.0 million in Federal Services, partially offset by a $200,000 decrease in Commercial Services. The increase in gross profit from Commercial Processing and Disposal was primarily the result of increased waste processing over the prior year as well as the continued efforts to reduce fixed and variable operating costs. The increase in gross profit from Federal Services was the result of the increase in revenues from the DOE's Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects. In addition, the loss recorded on the M-Area project at the DOE's Savannah River site of $1.8 million in 1998 also contributed to this increase. The M-Area project was completed in 1999. The decrease in gross profit from Commercial Services was the result of the decrease in consulting service revenues described above.

         Selling, general and administrative expenses increased by $1.4 million, or 5.2%, from $26.6 million in 1998 to $28.0 million in 1999. As a percentage of revenues, selling, general and administrative expenses decreased from 16.6% in 1998 to 15.9% in 1999. The increase in selling, general and administrative expenses was primarily attributable to higher operating costs at the Bear Creek facility and Federal Services as a result of business growth in these areas. In addition, the acquisition of Hake in June 1999 contributed to this increase.

         Interest expense, net increased by $1.8 million from 1998 to 1999. The increase was the result of increased borrowings to fund working capital needs and the acquisition of Hake.

         Income taxes increased by $5.8 million from 1998 to 1999 as a result of the significant increase in income before income taxes. The Company's effective tax rate for 1999 was 37.2%. During 1999, the Company reversed $256,000 of valuation allowances previously established for certain state net operating losses and other deductible temporary differences.

         The Company's proportionate share of losses of joint ventures decreased from $1.5 million in 1998 to $122,000 in 1999. The decrease in the loss related principally to the 1998 charge, net of tax benefits, taken by the Company for the proportionate share of its 45% owned joint venture, DuraChem, which adopted Statement of Position 98-5 Reporting on Costs of Start-up Activities (SOP 98-5), which requires start-up costs to be expensed as incurred. The Company's proportionate share in the loss of its 50% owned joint venture, Vitritek, decreased from $200,000 in 1998 to $122,000 in 1999.

         In the fourth quarter of 1998, the Company also adopted the provisions of SOP 98-5. The cumulative, after tax effect of adoption was $420,000. The adoption of SOP 98-5 by DuraChem and the Company reduced the Company's loss before proportionate share of losses of joint ventures by approximately $78,000, increased the net loss before cumulative effect of a change in accounting principle by approximately $1.2 million, increased the net loss by approximately $1.6 million, increased the per share net loss attributable to common stockholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common stockholders by $0.12 per share.

         The Company's net income increased by $13.2 million from a loss of $2.4 million in 1998 to income of $10.8 million in 1999. Results for 1998 were adversely impacted by the after-tax losses on the M-Area contract and related asset impairment charge of approximately $6.6 million and the adoption of SOP 98-5 of approximately $1.6 million. Excluding the impact of the M-Area charges and the adoption of SOP 98-5 on the Company's 1998 results, the Company's 1999 net income increased by approximately $5.0 million, or 87%, over the prior year.

Liquidity and Capital Resources

         During 2000, the Company generated $8.0 million in cash flows from operating activities. The cash flow from operating activities was generated primarily from cash flow generated from operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed to with the State. On an annual basis, following the State's year end of June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year (see Note 2 of Notes to Consolidated Financial Statements). As of December 31, 2000, the Company had collected approximately $9.5 million from customers of the waste disposal facility that will be remitted to the State in July 2001. During 2000, the Company had a loss before income taxes of $14.0 million. Such amount included non-cash charges of approximately $10.5 million.

         During 1999, the Company generated $9.7 million in cash flows from operating activities. The Company's cash flow from operating activities during 1999 was generated by income from operations before depreciation and amortization of $25.4 million less cash interest expenses of $1.7 million, cash payments for income taxes of $4.1 million and the increased investment in working capital of $10.6 million.

         During 1998, the Company used $6.2 million in cash flows for operating activities. Increases in amounts due from customers of $2.2 million and declines in accounts payables, accrued liabilities and unearned revenues of $15.4 million more than offset the Company's income before non-cash charges of approximately $12.1 million.

         During 2000, the Company used approximately $76.1 million in cash flows for investing activities, including approximately $68.7 million in the acquisition of WMNS and approximately $14.9 million for purchases of property and equipment. Such amounts were offset by net proceeds received from the sale of DuraTherm of $7.6 million in February 2000.

         During 1999, the Company used approximately $23.9 million in cash flows for investing activities, including approximately $13.1 million used for the acquisition of Hake and $8.8 million used for purchases of plant and equipment.

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

         Cash flows from investing activities during 2000 were funded with $8.0 million in cash flows provided by operating activities and $68.5 million of cash flows provided from financing activities. Cash flows from financing activities during 2000 were provided principally from borrowings under the Company's bank credit facility.

         Cash flows from investing activities during 1999 were funded with $9.7 million in cash flows provided by operating activities, $8.3 million of cash flows provided from financing activities and $5.9 million of cash. Cash flows from financing activities during 1999 included $17.2 million of long-term borrowings, net of repayments, and $1.8 million from the exercise of common stock options. During 1999, the Company also purchased 1,036,700 shares of its common stock for $6.3 million.

         Cash flows used in operating and investing activities during 1998 were funded by $11.5 million in cash from financing activities and $1.1 million of existing cash resources. Cash flows from financing activities during 1998 included $10.9 million of short-term borrowings and $5.0 million in proceeds from the exercise of stock options. During 1998, the Company also purchased 414,800 shares of treasury stock for $2.7 million.

         As a result of the WMNS acquisition (see note 3 of Notes to Consolidated Financial Statements), the Company amended and restated its bank credit facility (the credit facility). Under the credit facility, the Company has available borrowings of up to $135.0 million. The credit facility consists of a five-year $45.0 million revolving line of credit, including $15.0 million for standby letters of credit, a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flow, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin was set at 3.25% for LIBOR based borrowings and 2.25% for prime based borrowings during the first six months following the acquisition. Subsequent to the six-month period, the applicable margin is determined based upon the Company's performance and can range from 2.5% to 3.5% for LIBOR based borrowings and from 1.5% to 2.5% for prime based borrowings. Borrowings under the $40.0 million term loan bear an additional 0.5% interest. As of December 31, 2000, outstanding borrowings of $61.0 million were bearing interest at LIBOR plus 3.25% (9.91%) and outstanding borrowings of $39.7 million were bearing interest at LIBOR plus 3.75% (10.41%). The credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At December 31, 2000, the Company had $18.5 million outstanding under the revolving line of credit, $82.2 million outstanding under the term loans and $1.6 million in outstanding letters of credit. At December 31, 2000, $24.9 million of additional borrowings were available under the revolving credit portion of the credit facility.

         As of December 31, 2000, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On April 16, 2001, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2001. The amendment also required an amendment fee of approximately $600,000, and certain other fees and expenses. Under the amendment, until such time as the Company is in compliance with the original covenants in the credit agreement, there will be a 0.5% increase in the applicable margin on all borrowings, a reduction in the amount available under the revolving line of credit portion of the credit facility to $35.0 million through December 31, 2001 and $27.5 million and thereafter and prohibitions against acquisitions and payments of preferred stock dividends. At March 31, 2001, after effect of the amendment, $10.7 million of additional borrowings were available under the revolving credit portion of the credit facility.

         The Company believes cash flows from operations and, if necessary, borrowings available under the credit facility will be sufficient to meet its operating needs, for at least the next twelve months.

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

         The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and commercial customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new government waste processing projects, including those pursued jointly with others, the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

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

Item 7A. Quantitative and Qualitative Information about Market Risk

         The Company's major market risk is to changing interest rates. As of December 31, 2000, the Company had floating rate debt outstanding under its bank credit facility of $61.0 million bearing interest at LIBOR plus 3.25% (9.91%) and $39.7 million bearing interest at LIBOR plus 3.75% (10.41%) together with a debenture of $13.0 million bearing interest at LIBOR (6.0%). Average outstanding borrowings under the bank credit facility following the WMNS acquisition in June 2000 were $16.9 million. The Company currently has not entered into any derivative instruments to hedge its exposure to changing interest rates but may do so in the future. In addition, the Company does not have any foreign currency or commodity market risk.

Item 8. Financial Statements and Supplementary Data

                         DURATEK, INC. AND SUBSIDIARIES

                                Table of Contents



                                                                       Page

Independent Auditors' Report                                           29

Consolidated Balance Sheets at December 31, 1999 and 2000              30

Consolidated Statements of Operations for the years ended
    December 31, 1998, 1999 and 2000                                   32

Consolidated Statements of Stockholders' Equity for the years
    ended December 31, 1998, 1999 and 2000                             33

Consolidated Statements of Cash Flows for the years ended
    December 31, 1998, 1999 and 2000                                   34

Notes to Consolidated Financial Statements                             36

                          Independent Auditors' Report


The Board of Directors and Stockholders
Duratek, Inc.:


We have audited the consolidated financial statements of Duratek, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 22 of the notes to the consolidated financial statements, the Company restated certain amounts previously reported for the year ended December 31, 1999.

                                                /s/ KPMG LLP


Baltimore, Maryland
April 16, 2001

                         DURATEK, INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets

                           December 31, 1999 and 2000
               (in thousands of dollars, except per share amounts)

                                                                                                1999          2000
                                                 Assets
Current assets:
    Cash                                                                                  $           60  $        431
    Receivables, less allowance for doubtful accounts of  $571 in 1999 and
       $1,517 in 2000                                                                             33,309        57,365
    Other accounts receivable                                                                      6,293         5,043
    Income taxes recoverable                                                                           -         6,516
    Cost and estimated earnings in excess of billings on uncompleted contracts                    15,925        24,436
    Prepaid expenses and other current assets                                                      2,801         7,687
    Net assets held for sale                                                                       6,619             -
    Deferred income taxes                                                                            359           736
                                                                                             ------------  ------------
            Total current assets                                                                  65,366       102,214

Property, plant and equipment, net                                                                63,417        82,598
Goodwill and other intangible assets, net                                                         23,122        83,139
Decontamination and decommissioning trust fund                                                         -        18,037
Other assets                                                                                       5,415         8,855
Deferred income taxes                                                                                  -         3,857
                                                                                             ------------  ------------
                                                                                          $      157,320  $    298,700
                                                                                             ============  ============

                                  Liabilities and Stockholders' Equity
Current liabilities:
    Current portion of long-term debt                                                     $       13,000  $     11,400
    Accounts payable                                                                              15,529        23,915
    Accrued expenses and other current liabilities                                                 4,879        41,115
    Unearned revenues                                                                              7,461        12,742
    Waste processing and disposal liabilities                                                      3,910         8,797
                                                                                             ------------  ------------
            Total current liabilities                                                             44,779        97,969

Long-term debt                                                                                    25,535       102,265
Facility and equipment decontamination and decommissioning liabilities                             8,508        29,294
Other liabilities                                                                                  1,958         2,588
Deferred income taxes                                                                                302             -
                                                                                             ------------  ------------
            Total liabilities                                                                     81,082       232,116
                                                                                             ------------  ------------
8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value;
       160,000 shares authorized, 157,525 shares issued and outstanding
       (liquidation value $15,726)                                                                15,509        15,499
                                                                                             ------------  ------------

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                           December 31, 1999 and 2000
               (in thousands of dollars, except per share amounts)


                                                                                                1999          2000
                                                                                             -----------  ------------
Stockholders' equity:
    Preferred stock - $.01 par value; authorized 4,840,000 shares; none issued               $         -  $          -
    Common stock - $.01 par value; authorized 35,000,000 shares; issued 14,899,019
       shares in 1999 and 14,991,905 shares in 2000                                                  149           150
    Capital in excess of par value                                                                75,206        77,134
    Accumulated deficit                                                                           (5,438)      (15,993)
    Treasury stock at cost, 1,551,858 shares in 1999 and 1,562,158 shares in 2000                 (9,188)       (9,251)
    Deferred stock compensation                                                                        -          (955)
                                                                                             -----------  ------------
            Total stockholders' equity                                                            60,729        51,085
                                                                                             -----------  ------------
Commitments and contingencies
                                                                                             -----------  ------------
                                                                                             $   157,320  $    298,700
                                                                                             ===========  ============

See accompanying notes to consolidated financial statements.

                         DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

                  Years ended December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

                                                                          1998           1999          2000
                                                                       ------------  -------------  ------------
Revenues                                                               $   160,313   $    176,408   $   229,830
Cost of revenues                                                           123,839        128,719       187,940
                                                                       ------------  -------------  ------------
            Gross profit                                                    36,474         47,689        41,890
Selling, general and administrative expenses                                26,613         27,992        46,780
Charge for asset impairment                                                  9,224              -             -
                                                                       ------------  -------------  ------------
            Income (loss) from operations                                      637         19,697        (4,890)
Interest income (expense), net                                                (545)        (2,297)       (8,867)
Other expense, net                                                               -              -          (290)
                                                                       ------------  -------------  ------------
            Income (loss) before income taxes (benefit) and
               proportionate share of losses of joint ventures                  92         17,400       (14,047)
Income taxes (benefit)                                                         627          6,464        (5,083)
                                                                       ------------  -------------  ------------
            Income (loss) before proportionate share of losses of
               joint ventures                                                 (535)        10,936        (8,964)
Proportionate share of losses of joint ventures                             (1,474)          (122)         (148)
                                                                       ------------  -------------  ------------
            Net income (loss) before cumulative effect of change in
               accounting principle                                         (2,009)        10,814        (9,112)
Cumulative effect of change in accounting principle                           (420)             -             -
                                                                       ------------  -------------  ------------
            Net income (loss) and comprehensive income (loss)               (2,429)        10,814        (9,112)
Preferred stock dividends and charges for accretion                         (1,507)        (1,510)       (1,443)
                                                                       ------------  -------------  ------------
            Net income (loss) attributable to common stockholders      $    (3,936)  $      9,304   $   (10,555)
                                                                       ============  =============  ============

Net income (loss) per share before cumulative effect
    of change in accounting principle:
               Basic                                                   $     (0.27)  $       0.70   $     (0.79)
                                                                       ============  =============  ============
               Diluted                                                 $     (0.27)  $       0.55   $     (0.79)
                                                                       ============  =============  ============
Net income (loss) per share:
               Basic                                                   $     (0.30)  $       0.70   $     (0.79)
                                                                       ============  =============  ============
               Diluted                                                 $     (0.30)  $       0.55   $     (0.79)
                                                                       ============  =============  ============


See accompanying notes to consolidated financial statements.

                         DURATEK, INC. AND SUBSIDIARIES


                 Consolidated Statements of Stockholders' Equity

                  Years ended December 31, 1998, 1999 and 2000
                            (in thousands of dollars)

                                                                                                  Deferred
                                          Common stock      Capital in                              stock     Total stock-
                                     ---------------------  excess of   Accumulated   Treasury     compen-     holders'
                                        Shares     Amount   par value    deficit        stock      sation       equity
                                     ------------ -------- ----------- ------------- ----------- ----------- -------------
Balance, December 31, 1997            12,954,226  $   130  $   67,278  $    (10,806) $     (172) $        -  $     56,430

Net loss                                       -        -           -        (2,429)          -           -        (2,429)

Exercise of options and warrants       1,346,693       13       4,994             -           -           -         5,007

Income tax benefit from exercise
    of non-qualified stock options             -        -         240             -           -           -           240

Treasury stock purchases                       -        -           -             -      (2,719)          -        (2,719)

Preferred stock dividend and
    charges for accretion                      -        -           -        (1,507)          -           -        (1,507)
                                     ------------  -------  ----------  ------------  ----------  ----------  ------------
Balance, December 31, 1998            14,300,919      143      72,512       (14,742)     (2,891)          -        55,022

Net income                                     -        -           -        10,814           -           -        10,814

Exercise of options and warrants         598,100        6       1,832             -           -           -         1,838

Income tax benefit from exercise
    of non-qualified stock options             -        -         862             -           -           -           862

Treasury stock purchases                       -        -           -             -      (6,297)          -        (6,297)

Preferred stock dividend and
    charges for accretion                      -        -           -        (1,510)          -           -        (1,510)
                                     ------------  -------  ----------  ------------  ----------  ----------  ------------
Balance, December 31, 1999            14,899,019      149      75,206        (5,438)     (9,188)          -        60,729

Net loss                                       -        -           -        (9,112)          -           -        (9,112)

Deferred stock compensation                    -        -       1,592             -           -      (1,592)            -

Amortization of stock
    compensation expense                       -        -           -             -           -         637           637

Exercise of options and
    warrants                                 875        -           5             -           -           -             5

Conversion of preferred stock             82,500        1         247             -           -           -           248

Other issuances of common stock           10,311        -          84             -           -           -            84

Treasury stock purchases                       -        -           -             -         (63)          -           (63)

Preferred stock dividend and
    charges for accretion                      -        -           -        (1,443)          -           -        (1,443)
                                     ------------  -------  ----------  ------------  ----------  ----------  ------------
Balance, December 31, 2000            14,992,705  $   150  $   77,134  $    (15,993) $   (9,251) $     (955) $     51,085
                                     ============  =======  ==========  ============  ==========  ==========  ============

See accompanying notes to consolidated financial statements.

                         DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1999 and 2000
                            (in thousands of dollars)

                                                                                    1998         1999          2000
                                                                               ------------  ------------  ------------
Cash flows from operating activities:
    Net income (loss)                                                          $     (2,429) $     10,814  $     (9,112)
    Adjustments to reconcile net income (loss) to net cash provided by
       (used in) operating activities:
          Depreciation and amortization                                               4,799         5,664         9,152
          Accrued interest on convertible debenture                                     473           513           630
          Proportionate share of losses of joint ventures                             2,289           122           148
          Charge for asset impairment                                                 9,224             -             -
          Stock compensation expense                                                      -             -           721
          Loss on disposal of assets, net                                                 -             -           290
          Cumulative effect of change in accounting principle                           689             -             -
          Allowance for doubtful accounts                                               483           149         5,100
          Deferred income taxes                                                      (3,041)        4,035        (4,195)
          Income tax benefit from exercise of non-qualified stock options               240           862             -
          Changes in operating items, net of effects from businesses acquired in 1999 and 2000:
               Receivables                                                           (7,479)          (12)      (11,895)
               Income taxes recoverable                                                   -             -        (6,516)
               Costs and estimated earnings in excess of billings on
                  uncompleted contracts                                               4,818        (5,960)         (166)
               Prepaid expenses and other current assets                             (2,009)       (1,007)       (2,972)
               Accounts payable, accrued expenses and other current
                  liabilities                                                        (6,002)       (1,833)       16,304
               Unearned revenues                                                     (4,876)       (1,483)        3,534
               Waste processing and disposal liabilities                             (4,479)       (2,927)        4,887
               Facility and equipment decontamination and
                  decommissioning liabilities                                           554           746         1,617
               Other                                                                    592            10           448
                                                                               ------------  ------------  ------------
            Net cash provided by (used in) operating activities                      (6,154)        9,693         7,975
                                                                               ------------  ------------  ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                       (6,137)       (8,758)      (14,904)
    Acquisitions of businesses, net of cash acquired                                      -       (13,144)      (68,710)
    Proceeds from sale of DuraTherm, Inc, net of trasactions costs                        -             -         7,624
    Advances to employees, net                                                         (419)       (1,356)         (105)
    Other                                                                               133          (601)           10
                                                                               ------------  ------------  ------------
            Net cash used in investing activities                                    (6,423)      (23,859)      (76,085)
                                                                               ------------  ------------  ------------

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

                  Years ended December 31, 1998, 1999 and 2000
                            (in thousands of dollars)

                                                                                    1998         1999          2000
                                                                               ------------  ------------  ------------
Cash flows from financing activities:
    Net proceeds from (repayments of) borrowings under revolving
       credit facility                                                         $     10,947  $     (1,947) $      9,500
    Proceeds from long-term debt                                                          -        20,000        90,000
    Repayments of long-term debt                                                          -        (2,800)      (25,000)
    Repayments of capital lease obligations                                            (135)         (229)       (1,464)
    Preferred stock dividends paid                                                   (1,280)       (1,280)       (1,206)
    Proceeds from issuance of common stock                                            5,007         1,838             5
    Treasury stock purchases                                                         (2,719)       (6,297)          (63)
    Deferred financing costs                                                           (325)       (1,003)       (3,291)
                                                                               ------------  ------------  ------------
            Net cash provided by financing activities                                11,495         8,282        68,481
                                                                               ------------  ------------  ------------
            Net increase (decrease) in cash and cash equivalents                     (1,082)       (5,884)          371

Cash and cash equivalents, beginning of year                                          7,026         5,944            60
                                                                               ------------  ------------  ------------
Cash and cash equivalents, end of year                                         $      5,944  $         60  $        431
                                                                               ============  ============  ============

See accompanying notes to consolidated financial statements.

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(1)    Description of Business and Liquidity

       Duratek, Inc. and its wholly owned subsidiaries ("Duratek" or the "Company"), formerly GTS Duratek, Inc., provide waste treatment solutions for radioactive, hazardous, mixed (i.e., intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination and recycling and ion exchange used independently or in tandem to process its customer's waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The technical support services provided by the Company include site decontamination and decommissioning, radiological engineering services, staff augmentation and outage support to assist nuclear power plants during maintenance shutdowns and environmental safety and health training.

       During the fourth quarter of 2000, the Company incurred significant operating losses as the result of operational problems at its waste processing facilities in Tennessee. Management expects these problems to also adversely impact results for the first quarter of 2001. As a result of these losses, the Company was not in compliance with certain financial and technical covenants included in the credit agreement with respect to its bank credit facility. The Company has obtained waivers of such non-compliance as well as amendments to certain financial and technical covenant requirements for 2001. If management is unable to improve the Company's results during 2001, the Company may need to obtain further modifications of the credit agreement and/or additional sources of funding. There can be no assurance that the Company's lenders will agree to such modifications or that such funding, if needed, will be available.


(2)    Summary of Significant Accounting Policies and Practices

       (a)    Principles of Consolidation

              The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. The Company's consolidated financial statements included the results of its 80% owned subsidiary DuraTherm, Inc. prior to its sale in February 2000 (see note 19(a)). Investments in joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)


       (b)    Cash and Cash Equivalents

              The Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

       (c)    Property, Plant, and Equipment

              Property, plant and equipment are carried at cost. Replacements, maintenance and repairs which do not extend the lives of the assets are expensed as incurred. The Company provides for depreciation of property, plant, and equipment when such assets become operational, primarily on a straight-line basis over useful lives of three to thirty years. Leasehold improvements are amortized over the shorter of the asset life or the term of the lease.

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

       (e)    Goodwill and Other Intangible Assets

              Goodwill is attributable to several acquisitions made by the Company. Goodwill is being amortized on a straight-line basis over a 30-year period. Other intangibles consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the Waste Management Nuclear Services transaction, covenants not-to-compete and costs incurred to obtain patents. The Barnwell operating rights are being amortized based upon estimated cubic foot burial amounts over the remaining eight-year life of the facility. Covenant and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.

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

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       (f)    Facility and Equipment Decontamination and Decommissioning

              The Company accrues decontamination and decommissioning (D&D) costs for facilities and equipment ratably over the period to the estimated date of site closure (see note 11).

       (g)    Revenue Recognition

              Commercial Waste Processing

              Revenue from the Company's commercial waste processing facilities is recognized as waste is processed. The Company processes substantially all customer waste under fixed-unit-price contracts which allow for additional billings for burial price increases, occurring within a set period of time following the Company's receipt of the waste, or if the waste processed differs from contract specifications. Upon completion of processing, the Company accrues for burial and secondary waste processing costs. Unearned revenues relate principally to progress billings for customer waste received and not yet processed.

              Long-term Contracts

              Revenues under long-term contracts are recognized using the percentage of completion method of accounting. Differences between recorded costs, estimated earnings and final billings are recognized in the period in which they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities and are included in unearned revenues. The Company recognizes revenues and costs under waste treatment and disposal contracts and technical support and operations contracts as follows:

                   Contracts for Waste Treatment and Disposal Projects - Revenues from long-term waste treatment and disposal projects are primarily generated under fixed-price and cost-plus fixed fee contracts. Measurement of the percent of completion is done by using the contract milestone method. Revenues are recognized based upon the percentage complete multiplied by the contracted revenues. Cost of revenues are recognized based upon the percentage complete multiplied by the total estimated contract costs. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance.

                   Contracts for Technical Support and Operation Services - Revenues from technical support and operation services are primarily generated under cost-plus fixed fee and time-and-materials contracts. Measurement of the percent of completion is done by the cost-to-cost method. Contract revenue includes the basic contract price, change orders and award fees which the Company believes they will likely achieve. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              Disposal Services

              Effective July 1, 2000, under the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the Act) passed into law by the State of South Carolina on July 6, 2000, the Company is entitled to recover allowable costs, as defined, plus 29%. The Act requires that the Company bill customers of the facility based on amounts agreed to with the State. The difference between the amounts billed to its customers and the amount earned by the Company as revenue under the Act is remitted to the State. The primary remittance to the State is only made once a year following the State's fiscal year end of June 30, except for certain surcharges which are remitted on a periodic basis based on the amount of waste accepted at the site.

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

       (i)    Stock Option Plan

              The Company accounts for stock options using the intrinsic value method prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, with pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method prescribed by Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, had been used.

       (j)    Start-Up Costs

              Prior to 1998, the Company's 45% owned subsidiary at the time, DuraChem, capitalized certain costs of starting-up its processing facility in Barnwell, South Carolina. In addition, the Company capitalized certain costs in developing employee records and documenting credentials for personnel in its technical services segment. In April 1998, the AICPA issued Statement of Position 98-5 Reporting on Costs of Start-up Activities (SOP 98-5), which requires such costs be expensed as incurred. During 1998, the Company and DuraChem adopted the provisions of SOP 98-5. The Company's proportionate share of the cumulative, after tax effect of DuraChem's adoption of SOP 98-5 of $1,300 was recognized in the 1998 consolidated statement of operations as a proportionate share of losses of joint ventures. The Company's cumulative, after tax effect of adoption of SOP 98-5 was $420. The adoption of SOP 98-5 reduced the Company's loss before

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              proportionate share of losses of joint ventures by approximately $78, increased the net loss before cumulative effect of a change in accounting principle by approximately $1,200, increased the net loss by approximately $1,600, increased the per share net loss attributable to common stockholders before cumulative effect of a change in accounting principle by $0.09 per share and increased the per share net loss attributable to common stockholders by $0.12 per share.

       (k)    Net Income (Loss) Per Share

              Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and convertible debenture that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 1998, 1999 and 2000 consist of the following:


                                                                        1998         1999         2000
                                                                     -----------  -----------  -----------
Numerator:
     Net income (loss) attributable to common
         shareholders                                                $   (3,936)  $    9,304   $  (10,555)
                                                                     -----------  -----------  -----------
Plus:
     Income impact of assumed conversions, preferred
         stock dividends and charges for accretion                            -        1,510            -
     Interest on convertible debenture, net of tax                            -          308            -
                                                                     -----------  -----------  -----------
                                                                              -        1,818            -
                                                                     -----------  -----------  -----------
            Net income (loss) attributable to common
                shareholders assuming conversion                     $   (3,936)  $   11,122   $  (10,555)
                                                                     ===========  ===========  ===========

Denominator:
     Weighted-average shares outstanding                                 13,137       13,351       13,432
                                                                     -----------  -----------  -----------

Effect of dilutive securities:
     Incremental shares from assumed conversion of:                           -          260            -
         Employee stock options
         Convertible debenture                                                -        1,382            -
         Convertible redeemable preferred stock                               -        5,330            -
                                                                     -----------  -----------  -----------
                                                                              -        6,972            -
                                                                     -----------  -----------  -----------

            Adjusted weighted average shares outstanding
                and assumed conversions                                  13,137       20,323       13,432
                                                                     ===========  ===========  ===========
Basic net income (loss) per share                                    $    (0.30)  $     0.70   $    (0.79)
                                                                     ===========  ===========  ===========
Diluted net income (loss) per share                                  $    (0.30)  $     0.55   $    (0.79)
                                                                     ===========  ===========  ===========

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              Options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share at December 31, 1998, 1999 and 2000 because the effect would have been anti-dilutive were 8,202,000, 556,000 and 6,711,000, respectively.

       (l)    Fair Value of Financial Instruments

              The estimated fair value of financial instruments, including accounts receivable, accounts payable and long-term debt, approximate carrying values.

       (m)    New Accounting Pronouncements

              Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) will be effective for the Company in January 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives as either an asset or a liability in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. The Company estimates that the initial adoption of SFAS No. 133, as amended, will not have a material impact on the Company's consolidated financial statements.

       (n)    Use of Estimates

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Actual results could differ significantly from those estimates.

              Significant estimates and judgments made by management include:
              (i) the amount of waste processing and disposal liabilities (see note 10), (ii) the cost to decommission and decontaminate the commercial waste processing facilities and equipment (see note
              11), (iii) percentage of completion on long-term fixed price contracts and (iv) recovery of long-lived assets including goodwill.

       (o)    Reclassifications

              Certain amounts for 1998 and 1999 have been reclassified to conform to the presentation for 2000.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(3)    Acquisitions

       (a)    Acquisition of Waste Management Nuclear Services

              On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $68,710 in cash including
              $1,960 of transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility (see note 8). The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating businesses: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies;
              (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operates a commercial low-level radioactive waste disposal facility in Barnwell, South Carolina. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets has been allocated to goodwill and is being amortized over 30 years. Results of WMNS for the period June 8, 2000 to December 31, 2000 are included in the Company's consolidated results for the year ended December 31, 2000.

              The aggregate purchase price for WMNS is as follows:

         Cash paid to Waste Management                            $       66,750
         Liabilities assumed                                              29,784
         Transaction costs                                                 1,960
                                                                    ------------
                         Aggregate purchase price                 $       98,494
                                                                    ============

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              The aggregate purchase price was allocated to the acquired assets based upon their estimated fair values as follows:

Cash                                                     $            5
Accounts receivable                                              16,622
Unbilled revenues                                                 8,445
Prepaid expenses                                                  1,977
Property and equipment                                           10,626
Other tangible assets                                             1,625
Barnwell operating rights                                         7,340
Goodwill and other intangible assets                             51,854
                                                           -------------
                                                         $       98,494
                                                           =============

       (b)    Frank W. Hake Associates, L.L.C. ("Hake")

              On June 30, 1999, the Company acquired 100% of the outstanding membership interests of Hake from HakeTenn, Inc., a Delaware corporation and an affiliate of the Hake Group of Philadelphia, Pennsylvania, and two individuals for approximately $10,900 in cash and the assumption of certain liabilities. The Company funded the purchase price with borrowings under its bank credit facility. Hake is engaged in the storage, transportation, handling and processing of radioactive waste emanating from nuclear power generation plants throughout the United States. Hake also stores and services power generation equipment at its licensed facility in Memphis, Tennessee.

              The acquisition was effective as of June 30, 1999. The Company has accounted for the transaction under the purchase method of accounting. The aggregate purchase price of approximately $22,500, which includes liabilities assumed and transaction costs, exceeded the fair value of Hake's tangible assets by approximately $11,900. Such amount has been allocated to intangible assets, principally goodwill, and is being amortized over 30 years.

              At the date of the acquisition, a $3,000 escrow account was established to secure indemnities made by the sellers in the acquisition agreement. The Company has filed a claim against the escrow related to certain alleged breaches in the representations made by the sellers. Recovery of the amount, if any, will be recorded in the period in which the recovery is assured.

       Pro forma revenues, net income (loss) and diluted net income (loss) per share for the years ended December 31, 1999 and 2000, as if the transactions to: (i) acquire WMNS and (ii) acquire Hake were consummated on January 1, 1999, are as follows. The results presented are not necessarily indicative of results expected for future years.

                                                         1999           2000
                                                    ------------   ------------

Revenues                                          $     372,893  $     280,629
Net income (loss)                                        21,493         (5,663)
Diluted net income (loss) per share                        1.15          (0.53)

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(4)    Other Accounts Receivable

       Other accounts receivable, at December 31, 1999 and 2000, includes loans of $775 and $804, respectively, to two of the Company's executive officers. The loans bear interest at market rates and are due by December 31, 2001.


(5)    Property, Plant and Equipment

       Property, plant and equipment at December 31 consist of the following:

                                                         1999          2000
                                                       ----------   ------------

Land and land improvements                             $     560    $     2,757
Buildings                                                 24,225         40,159
Machinery and equipment                                   42,748         49,399
Leasehold improvements, furniture and fixtures             6,444          7,599
Construction in progress                                   4,279          3,489
                                                       ----------   ------------
                                                          78,256        103,403

Less accumulated depreciation and amortization            14,839         20,805
                                                       ----------   ------------
                                                       $  63,417    $    82,598
                                                       ==========   ============

(6)    Goodwill and Other Intangible Assets

       Goodwill and other intangible assets at December 31 consist of the following:

                                                            1999        2000
                                                         -----------  ----------

Goodwill                                               $     23,736  $   77,152
Other intangible assets                                       2,011      10,548
                                                         -----------  ----------
                                                             25,747      87,700

Less accumulated amortization                                 2,625       4,561
                                                         -----------  ----------
                                                       $     23,122  $   83,139
                                                         ===========  ==========

       During the year ended December 31, 2000, the Company added approximately $1,900 to goodwill related to the Hake acquisition upon the final determination of the amount of loss related to certain contingencies which existed at the acquisition date.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(7)    DOE Savannah River M-Area Project

       In November 1993, the Company received a contract to process 90,000 cubic feet of low-level mixed waste sludge stored at the DOE's Savannah River site in Aiken, South Carolina. To meet its obligations under the contract, the Company constructed a glass melter at the site and began processing waste in October 1996. In 1997, the Company decided to temporarily suspend processing of radioactive waste and make extensive repairs and modification of the facility, including melter box replacement, before resumption of radioactive waste processing. As a result of the necessary repairs and the delay in completing the waste processing required by the contract, the Company recorded losses of $7,200 on the M-Area contract in 1997 which included the estimated costs of repairs to the melter and for the estimated losses to complete the fixed price contract. During 1998, the Company recorded a $1,800 charge for additional costs to be incurred to complete and close out the contract and an asset impairment charge of $9,224 related to the carrying value of the glass melter which was abandoned.


(8)    Long-Term Debt

       Long-term debt at December 31 consist of the following:

                                                          1999         2000
                                                       -----------  ------------

Bank Credit Facility:
     Borrowings under revolving line of credit         $    9,000   $    18,500
     Term loans                                            17,200        82,200
Debenture                                                  12,335        12,965
                                                       -----------  ------------
                                                           38,535       113,665

     Current maturities of long-term debt                  13,000        11,400
                                                       -----------  ------------
                                                       $   25,535   $   102,265
                                                       ===========  ============

       As a result of the WMNS acquisition (see note 3(a)), the Company amended and restated its bank credit facility (the facility). Under the facility, the Company has available borrowings of up to $135,000. The facility consists of a five-year $45,000 revolving line of credit, including $15,000 for standby letters of credit, a five-year $50,000 term loan and a six and one-half year $40,000 term loan. The term loan must be prepaid in an amount equal to 50% of excess cash flows, as defined. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin was set at 3.25% for LIBOR based borrowings and 2.25% for prime based borrowings during the first six months following the acquisition. Subsequent to the six-month period, the applicable margin is determined based upon the Company's performance and can range from 2.5% to 3.5% for LIBOR based borrowings and from

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       1.5% to 2.5% for prime based borrowings. Borrowings under the $40 million term loan bear an additional 0.5% interest. As of December 31, 2000, outstanding borrowings of $61,000 were bearing interest at LIBOR plus 3.25% (9.91%) and outstanding borrowings of $39,700 were bearing interest at LIBOR plus 3.75% (10.41%). The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At December 31, 2000, the Company had $18,500 outstanding under the revolving line of credit, $82,200 outstanding under the term loans and $1,555 in outstanding letters of credit. At December 31, 2000, $24,945 of additional borrowings were available under the revolving credit portion of the facility.

       As of December 31, 2000, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On April 16, 2001, the facility was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2001. The amendment required an amendment fee of approximately $600 and certain other fees and expenses. Under the amendment, until such time as the Company is in compliance with the original covenants in the credit agreement there will be a 0.5% increase in the applicable margin on all borrowings, a reduction in the amount available under the revolving line of credit portion of the facility to $35,000 through December 31, 2001 and $27,500 thereafter and prohibitions against acquisitions and the payment of preferred stock dividends.

       At December 31, 1999, the Company had borrowing outstanding under the revolving credit facility of $9,000 and term loan of $17,200.

       In November 1995, in connection with the formation of a strategic alliance, the Company received proceeds of $9,830, net of debt issue costs, from the issuance of a $10,000 convertible debenture to BNFL, Inc.
       (BNFL). The debenture accrues interest at the one-year LIBOR. Prior to November 2000, BNFL had a right to convert the debenture and accrued interest into common stock of the Company. BNFL elected not to convert the debenture into the Company's common stock. The debenture is to be repaid in annual installments of not less than $1,000 through November 2004 with the final payment due in November 2005. At December 31, 1999 and 2000, the balance due BNFL of $12,335 and $12,965 included accrued interest of $2,335 and $2,965, respectively. The estimated fair value of the debenture at December 31, 2000 approximated its carrying value.

       Aggregate maturities of long-term debt as of December 31, 2000 are as follows:

2001                                                         $       11,400
2002                                                                 11,400
2003                                                                 11,400
2004                                                                 16,100
2005                                                                 49,065
Thereafter                                                           14,300
                                                                -----------
                                                             $      113,665
                                                                ===========

       The Company paid interest of $444, $1,784 and $6,945 during the years ended December 31, 1998, 1999 and 2000, respectively.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(9)    Accrued Expenses and Other Current Liabilities

       Accrued expenses and other current liabilities at December 31 consist of the following:

                                                      1999         2000
                                                   -----------  -----------

Salaries and related expenses                    $      2,366 $      8,015
Amount due the State of South Carolina                      -       19,826
Contract costs - subcontractors                             -        7,326
Preferred stock dividend payable                          320          315
Other accrued expenses                                  2,193        5,633
                                                   -----------  -----------
                                                 $      4,879 $     41,115
                                                   ===========  ===========



       The amount due to the State of South Carolina is payable by July 30, 2001 pursuant to the provisions of the Act (see note 2(g)).


(10)   Waste Processing and Disposal Liabilities

       During customer waste processing at the Company's Oak Ridge, Tennessee facility, the Company creates waste by-products (secondary waste) which become the Company's responsibility to process and send to burial. Management evaluates the content of this waste and accrues the estimated costs of processing and disposal based on anticipated processing methods and current disposal sites and rates. The ultimate cost of processing and disposal, however, will depend on the actual contamination of the waste, the amount of processing, volume reduction and disposal density. At December 31, 1999 and 2000, the Company has accrued $2,743 and $987 related to such waste, respectively.

       In addition, the Company has accrued $1,167 and $7,810 for processed customer waste awaiting burial at December 31, 1999 and 2000, respectively. The Company ships a significant portion of waste to a single burial site, at a cost lower than waste shipped to other available alternatives. The accompanying consolidated financial statements reflect various accruals and estimates assuming the single burial site continues to be a viable disposal site at rates presently in effect. If the site's licenses are not renewed or at some future date if the site's rate structure were to change significantly, the Company's costs to dispose of waste would likely increase. Management has not determined the impact, if any, either of these scenarios would have on the Company's liabilities or future operating costs.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(11)   Facility and Equipment Decontamination and Decommissioning (D&D)

       (a)    Tennessee Facilities

              The Company has estimated the cost to decontaminate and decommission (D&D) its commercial waste processing facilities and equipment in Tennessee to be approximately $28,466. Based on the current market and projections for the demand for future waste processing, the Company estimates it will operate at its Tennessee facilities for at least the next 27 years. Accordingly, the Company is accruing the expected D&D costs plus an amount for inflation over such period. During the years ended December 31, 1998, 1999 and 2000, the Company accrued D&D costs of $473, $746 and $826, respectively.

              The Company has purchased insurance to fund the Company's obligation to clean and remediate its Tennessee facilities upon closure. The Company is accounting for these insurance policies using a deposit accounting methodology whereby a portion of the premiums paid are viewed as a funding mechanism to cover the Company's obligation. The amount of the premiums that is considered a funding mechanism is capitalized as a deposit asset with the difference being charged to earnings in the period in which the premiums are paid. As of December 31, 1999 and 2000, the deposit asset was $417 and $634, respectively, and is included in other assets in the consolidated balance sheets. Insurance expense for the years ended December 31, 1999 and 2000 was $170 and $386, respectively.

       (b)    Barnwell Low-Level Radioactive Waste Disposal Facility

              Effective July 6, 2000, the State of South Carolina passed into law a new Act (see note 2(g)) that, in addition to the new rate-controlled structure, also establishes annual volume limits on waste that can be accepted at the site for disposal. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. At the end of the eight-year period, the site will remain open for receipt of waste from only the three Atlantic Compact states (New Jersey, Connecticut and South Carolina). The Company operates the site under a license granted by the State of South Carolina. The Company has estimated the cost to close the Barnwell site to be $21,144 and has accrued $18,037 at December 31, 2000. The difference will be accrued over the remaining life of the site. In order to fund the site closure obligation, the State of South Carolina has required the Company to establish a trust fund to cover such costs. At December 31, 2000, the trust fund held cash and securities of $18,037.

       (c)    Other Buildings and Equipment

              The Company owns several buildings located at the Barnwell site and certain waste treatment equipment located at various commercial nuclear utilities throughout the United States that will require remediation at the end of their useful lives. The Company estimates the current cost to remediate the buildings and equipment to be approximately $3,600. As of December 31, 2000, the Company had accrued $1,923 of such costs and will accrue the balance over the assets' remaining useful lives. The State of South Carolina has required the Company to post a letter of credit and surety bond with respect to the estimated remediation costs of $2,800 for the buildings.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       Management updates its closure and remediation cost estimates on an annual basis. These estimates are based on current technology and burial rates. Management is unable to reasonably estimate the impact changes in technology, burial rates and the timing of closure will have on the ultimate costs. Changes in these factors could have a material impact on these estimates.


(12)   8% Cumulative Convertible Redeemable Preferred Stock

       In January 1995, the Company issued 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Carlyle Option") to purchase up to an additional 1,250,000 shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group ("Carlyle") for $16,000. During 1998, Carlyle exercised its option to purchase 1,206,809 shares for $4,526. The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of three dollars per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on February 5, 2004 for one hundred dollars per share plus accrued and unpaid dividends. Subject to restrictions in the bank credit facility, the Company is required to pay quarterly dividends on the Convertible Preferred Stock (see note 8). During 2000, holders converted 2,475 shares of preferred stock into 82,500 shares of common stock.

       The proceeds, net of offering expenses of $1,310, from the issuance of the Convertible Preferred Stock and Carlyle Option were $14,690, of which $14,410, was allocated to the Convertible Preferred Stock and $280 was allocated to the fair value of the Carlyle Option. The difference between the carrying value of the Convertible Preferred Stock and the redemption value is being accreted through charges to stockholders' equity.

       The estimated fair value of the Convertible Preferred Stock at December 31, 2000 approximated its carrying value.


(13)   Stockholders' Equity

       During the years ended December 31, 1998 and 1999, the Company received compensation deductions, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefits of such deductions, which are included in stockholders' equity, were $240 and $862 for the years ended December 31, 1998 and 1999, respectively.

       During 1999 and 2000, the Company repurchased 1,036,700 and 10,300 shares of its common stock, respectively. The repurchased shares are reflected as treasury stock in the consolidated balance sheets.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

(14)   Stock Compensation

       (a)    Stock Option Plan

              In May 2000, the Company's stockholders approved the 1999 Stock Option and Incentive Plan (the "Plan") which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares and performance units on shares) to directors, officers and employees of the Company for issuance of up to 5,000,000 shares of common stock in the aggregate. At December 31, 2000, there were 4,289,970 additional shares available for grant under the Plan. The Company granted options in 1999 and prior year pursuant to the 1984 Stock Option Plan. No further grants will be made under this plan. At December 31, 2000, the Company has reserved 11,001,383 shares for issuance of options and securities convertible into the Company's common stock.

              The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 were $5.22, $5.64 and $6.57, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 6.6%, expected volatility of 63% (64% in 1999 and 73% in 1998), and an expected life of four years.

              The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) attributable to common stockholders and net income (loss) per share on a diluted basis, would have been ($4,208) and ($0.32), $8,926 and $0.53 and
              ($11,371) and ($0.85) for the years ended December 31, 1998, 1999 and 2000, respectively.

              Pro forma results reflect only options granted since January 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amounts for 1998 and 1999 presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              Changes in options outstanding are as follows:

                                             Weighted
                                              average
                                             exercise         Number of
                                              price            shares
                                            ----------     ---------------

December 31, 1997                         $      4.15           2,669,200
Granted                                          8.78             167,000
Exercised                                        3.72          (1,346,693)
                                            ----------     ---------------
December 31, 1998                                5.06           1,489,507
Granted                                          5.78             428,500
Exercised                                        3.07            (597,950)
Terminated and expired                           3.41            (503,257)
                                            ----------     ---------------
December 31, 1999                                7.91             816,800
Granted                                          7.94             552,600
Exercised                                        5.88                (875)
Terminated and expired                           9.76             (65,875)
                                            ----------     ---------------
December 31, 2000                         $      7.82           1,302,650
                                            ==========     ===============

              Certain options issued in 2000, granted to executive officers of the Company, have exercise prices that were less than the fair value of the Company's common stock on the date of grant. The difference of $269 has been recorded as deferred compensation and is being recognized over the vesting period. During the year end December 31, 2000, the Company recognized compensation expense of $108. The following table summarizes information about outstanding and exercisable options at December 31, 2000:

                               Outstanding                                           Exercisable
-----------------------------------------------------------------------        ---------------------------
                                              Weighted
                                              average          Weighted                           Weighted
      Range of                               remaining         average                            average
      exercise              Number          contractual        exercise           Number          exercise
       price              outstanding           life            price          exercisable         price
       -----              -----------           ----            -----          -----------         -----
 $5.50 -  $5.88                  579,350      4.6 years        $5.75                   162,775     $5.73
 $8.13 -  $8.75                  449,500      9.4 years        $8.44                         -         -
$10.13 - $10.62                  196,800      1.8 years       $10.52                   161,725    $10.52
$12.75 - $13.75                   77,000       .1 year        $12.91                    77,000    $12.91
                        ----------------                                      ----------------
                               1,302,650                                               401,500
                        ================                                      ================

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       (b)    Restricted Stock Units

              Upon approval of the Plan by the stockholders in May 2000, two of the Company's senior executives were granted 157,930 restricted stock units. The units vest over a four-year period. Upon vesting, the grantee has the right to receive common stock in exchange for such units. The Company has accounted for this plan as a compensatory fixed plan under APB 25, which resulted in a compensation charge of approximately $1,323 of which $529 was recognized during the year ended December 31, 2000.


(15)   Income Taxes

       The provision (benefit) for income taxes for the years ended December 31 consist of the following:

                                          1998        1999        2000
                                       -----------  ---------  -----------
Current:
     State                             $      742   $    567   $      624
     Federal                                1,842      1,862       (1,512)
                                       -----------  ---------  -----------
                                            2,584      2,429         (898)
                                       -----------  ---------  -----------

Deferred:
     State                                   (340)       594       (1,444)
     Federal                               (2,701)     3,441       (2,751)
                                       -----------  ---------  -----------
                                           (3,041)     4,035       (4,195)
                                       -----------  ---------  -----------
                                       $     (457)  $  6,464   $   (5,083)
                                       ===========  =========  ===========


       The provision (benefit) for the years ended December 31 is allocated as follows:

                                                 1998        1999        2000
                                              ----------  ----------  ----------

Continuing operations                         $     627   $   6,464   $  (5,083)
Proportionate share of losses of joint
  ventures                                         (815)          -           -
Cumulative effect of change in accounting
  principle                                        (269)          -           -
                                              ----------  ----------  ----------
                                              $    (457)  $   6,464   $  (5,083)
                                              ==========  ==========  ==========

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       The provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000 is reconciled to the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and proportionate share of losses of joint ventures as follows:

                                                1998         1999        2000
                                             ----------  -----------  ----------

Federal income tax provision (benefit) at
  statutory rate                             $      31 $      6,090 $    (4,776)
State income taxes, net of Federal tax
  benefit                                          405          756        (541)
Valuation allowance                                356         (257)        362
Other                                             (165)        (125)       (128)
                                             ----------  -----------  ----------
                                             $     627 $      6,464 $    (5,083)
                                             ==========  ===========  ==========

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

                                                       1999         2000
                                                    -----------  -----------

Allowance for doubtful accounts                   $        247 $        530
Capitalized inventory costs                                 58           56
Write-off of start-up costs                                261           99
Loss of joint venture                                      834        1,383
Facility and equipment decontamination and
  decommissioning liabilities                            1,270        1,605
Net operating loss carryforwards                           836        4,760
Alternative minimum tax                                  1,100        1,328
Accelerated depreciation                                (4,107)      (4,191)
Other                                                      (74)        (247)
                                                    -----------  -----------
                                                           425        5,323

Less valuation allowance                                   368          730
                                                    -----------  -----------
       Net deferred tax asset                     $         57 $      4,593
                                                    ===========  ===========

       During the year ended December 31, 2000, the Company utilized net operating loss carryforwards acquired as part of the Hake acquisition (see note 3(b)) resulting in an income tax benefit of approximately $341. Such amount was recorded as a reduction to goodwill.

       In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $368 and $730 as necessary at December 31, 1999 and 2000, respectively.

       The Company paid income taxes of $428, $4,087 and $5,052 in the years ended December 31, 1998, 1999 and 2000, respectively.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       The Company has approximately $9,500 of net operating loss carryforwards for Federal tax purposes which expire through 2020.


(16)   Profit Investment and Deferred Compensation Plans

       The Company maintains a Profit Investment Plan for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $466, $758 and $953 for the years ended December 31, 1998, 1999 and 2000, respectively.


(17)   Related Party Transactions

       During 1998, 1999 and most of 2000, BNFL was considered a related party due to the convertible feature of the debenture which expired in November 2000 (see note 8). The Company recognized revenues of approximately $17,000 and $22,000 during 1999 and 2000, respectively, under subcontracts with BNFL related to their work performed on the DOE's Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects.


(18)   Segment Reporting

       The Company has three primary segments: (i) commercial processing and disposal, (ii) federal services, and (iii) commercial services. Following the acquisition of WMNS, the Company has reorganized its reporting segments. Below is a brief description of each of the segments including
       WMNS:

       (a) Commercial Processing and Disposal (CPD)

           The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and Memphis, Tennessee and disposal site operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; and thermal desorption (prior to February 2000). Commercial waste processing customers primarily include commercial nuclear utilities, governmental entities and petrochemical companies (prior to February 2000). Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

                                       54                            (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       (b) Federal Services (FS)

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

       (c) Commercial Services (CS)

           The Company's technical support services encompass engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

                                                    As of and for the Year Ended December 31, 1998
                                       --------------------------------------------------------------------------

                                                                                 Unallocated
                                           CPD           FS           CS            Items         Consolidated
                                       ------------  ------------ ------------ ---------------- -----------------
Revenues from external
     customers                        $      73,020       31,644       55,649                -           160,313

Income from operations                        8,148       (8,140)         629                -               637

Interest expense, net                             -            -            -              545               545

Depreciation and amortization
     expense                                  3,941          286          572                -             4,799

Proportionate share of losses
     of joint ventures                            -            -            -           (1,474)           (1,474)

Income tax expense                                -            -            -              627               627

Capital expenditure for
     additions to long-lived
     assets                                   3,373          487        1,611              666             6,137

Total asssets                                76,788       21,732       16,191           19,534           134,245
                                       ============  ============ ============ ================ =================

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

                                                    As of and for the Year Ended December 31, 1999
                                       --------------------------------------------------------------------------

                                                                                 Unallocated
                                           CPD           FS           CS            Items         Consolidated
                                       ------------  ------------ ------------ ---------------- -----------------
Revenues from external
     customers                        $      86,771       37,239       52,398                -           176,408

Income from operations                       13,106        4,309        2,282                -            19,697

Interest expense, net                             -            -            -            2,297             2,297

Depreciation and amortization
     expense                                  4,619          408          637                -             5,664

Proportionate share of losses
     of joint ventures                            -            -            -             (122)             (122)

Income tax expense                                -            -            -            6,464             6,464

Capital expenditure for
     additions to long-lived
     assets                                   6,708          887           67            1,096             8,758

Total asssets                               105,124       15,851       24,182           12,163           157,320
                                       ============  ============ ============ ================ =================

                                                     As of and for the Year Ended December 31, 2000
                                        -------------------------------------------------------------------------

                                                                                Unallocated
                                            CPD          FS           CS           Items         Consolidated
                                        ------------ ------------ ------------ --------------- ------------------
Revenues from external
     customers                        $      88,090       74,625       67,115               -            229,830

Income (loss) from operations               (10,988)       5,634          464               -             (4,890)

Interest expense, net                             -            -            -          (8,867)            (8,867)

Depreciation and
     amortization expense                     5,879        1,277        1,286             710              9,152

Proportionate share of
     losses of joint ventures                     -            -            -            (148)              (148)

Income tax expense                                -            -            -          (5,083)            (5,083)

Capital expenditure for
     additions to long-lived
     assets                                  11,621          879        1,160           1,244             14,904

Total assets                                149,852       63,274       54,921          30,653            298,700
                                        ============ ============ ============ =============== ==================

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

       The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. During the year ended December 31, 2000, primarily as a result of the acquisition of WMNS (see note 3(a)), revenues from DOE contractors and subcontractors represented approximately 44% of consolidated revenues.
       No commercial customer represented more than 10% of consolidated revenues for the year ended December 31, 2000.

       Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $9,275 and $2,350 at December 31, 1999 and $7,887 and $4,786
       at December 31, 2000, respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.


(19)   Gains (Losses) on Disposition of Assets

       (a)    DuraTherm, Inc. ("DTI")

              In February 2000, the Company completed the sale of its 80% interest in DTI to DuraTherm Group, Inc. for $8,300 in cash which was used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of $1,166 on the sale which is included in other expense in the consolidated statements of operations.

       (b)    DuraChem, L.P.. (DuraChem)

              During 2000, the Company abandoned certain melter equipment previously held by its DuraChem joint venture with WMI. DuraChem became a wholly owned subsidiary of the Company in connection with the WMNS acquisition (see note 3(a)). A loss of $1,456 was recorded upon the abandonment of these assets which is included in other expense in the consolidated statement of operations.


(20)   Commitments and Contingencies

       (a)    Leases

              The Company has several noncancellable leases which cover real property, machinery and equipment and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $1,978, $1,830 and $5,338 for the years ended December 31, 1998, 1999 and 2000, respectively.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2000:

                                                                    Operating         Capital
                                                                  ---------------  --------------

2001                                                           $           3,122 $           962
2002                                                                       2,518             514
2003                                                                       2,294             341
2004                                                                       1,995             164
2005                                                                       1,603             117
Thereafter                                                                   469              84
                                                                  ---------------  --------------
                Future minimum lease payments                  $          12,001           2,182
                                                                  ===============

Less portion representing interest                                                           255
Less current portion of capital lease obligation                                             858
                                                                                   --------------
                Long-term portion of capital lease obligation                    $         1,069
                                                                                   ==============


              During 1998, 1999 and 2000, the Company entered into several new capital lease obligations valued at $1,207, $1,006 and $770, respectively.

       (b)    Legal Proceedings

              On February 3, 1998, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Radwaste Processing, Inc.), was sued in federal district court in Boston, Massachusetts. The suit alleges that statements made in press releases by Molten Metals Technology, Inc. ("MMT") were fraudulent and misleading under federal securities laws and state common law fraud theories. These statements concerned a joint venture between SEG and MMT and some of these statements were made in press releases which MMT issued jointly with SEG. The complaint seeks to hold SEG liable for all of these statements. The defendant moved to dismiss the complaint, the plaintiffs chose to amend their pleading, and the defendant moved to dismiss the amended complaint. At the present time the Company is unable to express a view on the probable ultimate outcome of the litigation. In addition, the Company may have rights of indemnity against CBS Corporation ("CBS"), the successor to Westinghouse Electric Corporation ("Westinghouse") which was the parent of SEG at the time the allegedly misleading statements were made, if, among other things, certain representations and warranties made by CBS in the definitive purchase agreement pursuant to which the Company purchased SEG were breached. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

                                                                     (Continued)

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

              On December 2, 1999, the Company's wholly owned subsidiary, SEG, was named as a defendant in an adversary proceeding in the United States Bankruptcy court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants CBS and SEG. The complaint alleges that the sale of CBS's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, if any, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from CBS pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. CBS has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case.

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


(21) QUARTERLY FINANCIAL DATA (UNAUDITED)



                                                                           YEAR ENDED DECEMBER 31, 1999
                                                          ----------------------------------------------------------
                                                                      (in thousands, except per share data)

                                                               FIRST          SECOND         THIRD          FOURTH
As Previously Reported                                        QUARTER        QUARTER        QUARTER        QUARTER
                                                           ------------   ------------   ------------   ------------

Revenues                                                  $      38,885  $      41,692  $      44,778  $      51,841
Operating income                                                  3,299          4,889          5,884          6,682
Net income                                                        1,803          2,704          2,911          4,062

Income per common share:
    Basic                                                 $        0.10  $        0.17  $        0.19  $        0.28
    Diluted                                                        0.09           0.14           0.15           0.21



                                                               FIRST          SECOND         THIRD          FOURTH
As Restated                                                   QUARTER        QUARTER        QUARTER        QUARTER
                                                           ------------   ------------   ------------   ------------

Revenues                                                  $      38,696  $      41,543  $      44,704  $      51,465
Operating income                                                  3,104          4,612          5,765          6,216
Net income                                                        1,683          2,530          2,836          3,765

Income per common share:
    Basic                                                 $        0.10  $        0.16  $        0.19  $        0.26
    Diluted                                                        0.08           0.13           0.15           0.19

                         DURATEK, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                       December 31, 1998, 1999 and 2000
               (in thousands of dollars, except per share amounts)

                                                                       YEAR ENDED DECEMBER 31, 2000
                                                        ------------------------------------------------------------
                                                                   (in thousands, except per share data)

                                                               FIRST          SECOND         THIRD
As Previously Reported                                        QUARTER        QUARTER        QUARTER
                                                           ------------   ------------   ------------

Revenues                                                  $      41,102  $      52,772  $      73,856
Operating income                                                  2,945          6,885          8,773
Net income                                                        2,031          3,356          3,389

Income per common share:
    Basic                                                 $        0.12  $        0.22  $        0.22
    Diluted                                                        0.11           0.17           0.17

                                                               FIRST          SECOND         THIRD          FOURTH
As Restated                                                   QUARTER        QUARTER        QUARTER        QUARTER
                                                           ------------   ------------   ------------   ------------

Revenues                                                  $      41,013  $      50,909  $      71,008  $      66,900
Operating income (loss)                                           2,212          3,482          5,779        (16,363)
Net income (loss)                                                 1,547          1,268            590        (12,517)

Income (loss) per common share:
    Basic                                                 $        0.09  $        0.07  $        0.02  $       (0.95)
    Diluted                                                        0.08           0.07           0.02          (0.95)



The sum of the quarterly amounts may not equal the totals for the year due to the effects of rounding.

The operational issues that resulted in the operating loss for 2000 caused the Company to undertake further review and analysis of its commercial waste processing operation. One element of determining revenue recognition and the related burial costs is the reconciliation of quarterly inventories of unprocessed waste to the deferred revenue and burial accrual amounts reported at each quarter end. The Company determined, in the course of its review, that full reconciliations of the quarterly inventories of unprocessed waste were not performed at each quarter end in 2000. The appropriate recording of revenues was further complicated by the high volumes of wastes and newly-implemented waste processing strategies. As a result of a review of adjustments made by the Company to its results in fourth quarter of 2000, the Company is restating its previously reported results for the first three quarters of 2000 to more appropriately reflect such adjustments in the period in which they relate. The adjustments to results for the nine months ended September 30, 2000 resulted in reducing revenue by $4,800, increasing costs of revenue related to burial accruals by $1,477, increasing selling, general and administrative expenses by $1,242 (related to stock compensation expense of $432, legal expense related to the successful defense of a contract of $467 and certain other costs of $343), increasing other expense, net related to the loss on abandonment of equipment of $1,330 and increasing interest expense by $72 related to deferred financing costs and decreasing income tax expense by $3,550 for the income tax benefit of the above items.

The Company also adjusted 1999 results by reducing revenue $788, increasing selling general and administrative expenses by $269 for certain legal expenses and decreasing income tax expense by $391 for the income tax benefit of the above items.

(22) Restatement of 1999 Consolidated Financial Results

     As described in note 21, the Company has adjusted 1999 consolidated results of operations.

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

                                    Part III

Item 10. Directors and Executive Officers of the Registrant

         The following table sets forth the names of the executive officers of the Company, their positions with the Company and their principal business experience for the last five years:

Name                      Age     Position                               Principal Business Experience

Daniel A. D'Aniello        54     Chairman of the Board of Directors     Managing Director, The Carlyle Group since
                                                                         1987. Chairman of the Board of the Company
                                                                         since January 1995.

Robert E. Prince           53     President, Chief Executive Officer     President and Chief Executive Officer of the
                                  and Director                           Company since November 1990 and director
                                                                         since 1991; Founder of General Technical
                                                                         Services, Inc. (GTS) in October 1984;
                                                                         President and Chief Executive Officer of GTS
                                                                         from 1987 to 1992.

Robert F. Shawver          44     Executive Vice President and Chief     Executive Vice President of the Company since
                                  Financial Officer                      May 1993; Chief Financial Officer and Chief
                                                                         Administrative Officer of the Company since 1987;
                                                                         Vice President of the Company from 1987 to 1993.

Craig T. Bartlett          38     Vice President, Finance and            Vice President, Finance of the Company since
                                  Treasurer                              December 2000; Treasurer of the Company since
                                                                         February 1996; Controller of the Company since
                                                                         February 1993; Director, Financial Operations of the
                                                                         Company from 1991 to 1993; Assistant
                                                                         Controller of the Company from 1988 to 1991.

Thomas E. Dabrowski        56     Senior Vice President,                 Senior Vice President, Federal Services Group and
                                  Federal Services                       President of Duratek Federal Services, Inc. since
                                                                         June 2000; President of Waste Management Nuclear Services
                                                                         from 1998 - 2000; President Waste Management Federal
                                                                         Services 1993 - 1998.

C. Paul Delete             52     Senior Vice President, Commercial      Senior Vice President of Technology Services
                                  Field Services                         and Operations and Support of the Company
                                                                         since January 1996; President of Analytical
                                                                         Resources, Inc. (an environmental consulting
                                                                         firm acquired by the Company in 1996) from
                                                                         1984 to January 1996.

Carol Fineagan             41     Vice President Information             Vice President Information Systems of the
                                  Systems                                Company since August 2000; Director of Information Systems of the Company from 1998 - 2000; Director of Information
                                                                         Systems for an accounting firm from 1994 to 1998.

Diane L. Leviski           40     Vice President, Human Resources        Vice President of Human Resources of the
                                                                         Company since February 1996; Director of
                                                                         Human Resources from 1988 to 1996; Manager of
                                                                         Human Resources of the Company from 1985 to
                                                                         1988.

Regan E. Voit              51     Senior Vice President,                 Senior Vice President, Sales and Marketing and President
                                  Sales and Marketing                    Chem-Nuclear Systems, L.L.C. since June 2000; President of
                                                                         Chem-Nuclear Systems, L.L.C since 1995.


Willis W. Bixby, Jr.       54     Vice President, Environmental          Vice President of the Company since October
                                  Health & Quality Assurance             1999. Vice President of Scientech, Inc.from
                                  and Control                            1997 to 1999. Mr. Bixby held several senior
                                                                         management positions with the Department of
                                                                         Energy from 1978 to 1997.

         Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held June 8, 2001 (the "2001 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


Item 11. Executive Compensation

         The text and tables under "Executive Compensation" in the Company's 2001 Proxy Statement are incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management

         (a) Except as indicated in the 2001 Proxy Statement, the Company knows of no person who on April 10, 2001, owned beneficially more than 5% of its Common Stock.

         (b) The stock ownership information contained in the text and tables under "Securities Beneficially Owned" in the Company's 2001 Proxy Statement is incorporated herein by reference.

         (c) The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.


Item 13. Certain Relationships and Related Transactions

         The text under "Executive Compensation" and "Certain Transactions with Management and Others" in the Company's 2001 Proxy Statement is incorporated herein by reference.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1) The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:

                Independent Auditors' Report

                Consolidated Balance Sheets at December 31, 1999 and December 31, 2000

                Consolidated Statements of Operations for the years ended December 31, 1998, 1999 and 2000

                Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000

                Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1999 and 2000

                Notes to Consolidated Financial Statements

(a) (2) The following is a list of all financial statement schedules for the years ended December 31, 1998, 1999 and 2000 filed as part of this
        Report:

                Schedule II -- Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a) (3)  See accompanying Index to Exhibits

                (b) Reports on Form 8-K.......................................68

                    No reports on Form 8-K were filed during the last quarter of 2000.

                (c) The following is a list of exhibits filed herewith:

                         Exhibit No.                   Document
                         -----------                   --------

                            10.14 First Amendment and Waiver to Credit Agreement dated as of
                                                 April 16, 2001 made by Duratek,
                                                 Inc., as borrower and as agent
                                                 for the Subsidiary Borrowers,
                                                 the Lenders party to the Credit
                                                 Agreement, and First Union
                                                 National Bank, as
                                                 Administrative Agent.
                            21.1                 Subsidiaries of the Registrant
                            23.1                 Consent of KPMG LLP

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

                                 DURATEK, INC.

Dated:  April 17, 2001

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

                                     Principal Executive Officer:

April 17, 2001
                                 /s/ ROBERT E. PRINCE
                                     ----------------------------------------
                                     Robert E. Prince
                                     President and Chief Executive Officer

                                     Principal Financial Officer:

April 17, 2001
                                 /s/ ROBERT F. SHAWVER
                                     ----------------------------------------
                                     Robert F. Shawver
                                     Executive Vice President and
                                     Chief Financial Officer

                                     Principal Accounting Officer:

April 17, 2001
                                 /s/ CHARLES L. STANDLEY
                                     ----------------------------------------
                                     Charles L. Standley
                                     Controller

                                     The Board of Directors:

April 17, 2001
                                 /s/ DANIEL A. D'ANIELLO
                                     ----------------------------------------
                                     Daniel A. D'Aniello


April 17, 2001
                                 /s/ EARLE C. WILLIAMS
                                     ----------------------------------------
                                     Earle C. Williams

April 17, 2001
                                     /s/ DR. FRANCIS J. HARVEY
                                     -------------------------------------------
                                        Dr. Francis J. Harvey

April 17, 2001
                                     /s/ ADMIRAL JAMES D. WATKINS
                                     -------------------------------------------
                                        Admiral James D. Watkins

April 17, 2001
                                     /s/ GEORGE V. MCGOWAN
                                     -------------------------------------------
                                        George V. McGowan

April 17, 2001
                                     /s/ ROBERT E. PRINCE
                                     -------------------------------------------
                                        Robert E. Prince

                        DURATEK, INC. AND SUBSIDIARIES

                        Valuation and Qualifying Accounts

                                   Schedule II
                                 (in thousands)


                                                             Charges        Charges                         Balance
                                              Balance at    to costs       to other                         at end
                                              beginning        and        accounts -      Deductions -        of
                                              of period     expenses      describe (a)   describe (b)       period
                                             ------------ -------------- ------------- ----------------- --------------
Allowance for doubtful accounts:
      Year ended December 31, 2000         $       571        5,100           813         (4,967)           1,517

      Year ended December 31, 1999         $       571          149           (41)          (108)             571

      Year ended December 31, 1998         $       488          483            --           (400)             571
                                             ============ ============== ============== ================ ==============

(a) Charges to other accounts in 1999 represent the beginning of the year allowance for doubtful accounts balance related to DuraTherm, Inc. that is presented in the consolidated balance sheet on the net assets held for sale line item. Changes to other accounts in 2000 represent the allowance for doubtful accounts of the Waste Management Nuclear Services businesses at June 8, 2000, the acquisition date.

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

10.2 License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.3 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)

10.4 Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated by reference to Exhibit
      10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)

10.5 Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended
      September 30, 1995. (File No. 0-14292)

10.6 GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292)

10.7 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999. (File No. 0-14292)

10.8 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to Exhibit
      99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000. (File No. 0-14292)

10.9 Amended and Restated Credit Agreement dated as of June 8, 2000 by and among GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates LLC, Chem-Nuclear Systems L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., the Lenders party thereto, First Union National Bank, as Administrative Agent, Credit Lyonnais New York Branch, as Documentation Agent, Fleet National Bank, as Syndication Agent, and First Union Securities, Inc., as Lead Arranger and Book Manager. Incorporated herein by reference to
      Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on
      June 22, 2000. (File No. 0-14292)

10.10 Second Amended and Restated Security Agreement dated as of June 8, 2000 made by GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates, L.L.C., Chem-Nuclear Systems, L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., and First Union National Bank, as Collateral Agent. Incorporated herein by reference to Exhibit 99.5 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.11 Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.12 Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0- 14292)

10.13 1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant's 2000 Proxy Statement. (File No. 0-14292).

10.14 First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent.

21.1  Subsidiaries of the Registrant. (Filed herewith).

23.1  Consent of KPMG LLP. (Filed herewith).