Form 10-Q/A
period 2000-03-31
DURATEK INC
filed 2001-04-24
CIK 785186

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               ________________
                                  FORM 10-Q/A


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended March 31, 2000

                                      OR

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to
     _____________


                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2476180
---------                                                            -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                                21046
-------------------------------------------                           ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code: (410) 312-5100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No  _____
                                         -----

Number of shares outstanding of each of the issuer's classes of common stock as of May 9, 2000:


     Common Stock, par value $0.01 per share        13,419,337 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                            PAGE
                                                                            ----
Part I    Financial Information
------

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheets
                as of March 31, 2000 and December 31, 1999.................   1

          Consolidated Condensed Statements of Operations for the Three
                Months Ended March 31, 2000 and 1999.......................   2

          Consolidated Condensed Statement of Changes in Stockholders'
                Equity for Three Months Ended March 31, 2000...............   3

          Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 2000 and 1999.................   4

          Notes to Condensed Consolidated Financial Statements.............   5

Item 2.   Management's Discussion and Analysis of Financial Condition
                and Results of Operations..................................   9

Item 3.   Quantitative and Qualitative Information About
                Market Risk................................................  10

          Qualification Relating to Financial Information..................  10


Part II   Other Information
-------

Item 1.   Legal Proceedings................................................  11

Item 5.   Other Information................................................  11

Item 6.   Exhibits and Reports on Form 8-K.................................  12

          Signatures ......................................................  13

The results of operations for the three months ended March 31, 2000 and March 31, 1999 have been restated. See Note 6 to the Notes to Condensed Consolidated Financial Statements.

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                 March 31,     December 31,
                                                                                                    2000           1999
                                                                                               -------------   ------------
                                                   ASSETS                                       (unaudited           *
                                                                                                and restated)
Current assets:
  Cash and cash equivalents..............................................................      $     101,552   $     59,525
  Receivables, net.......................................................................         35,669,189     33,309,141
  Other accounts receivable..............................................................          5,224,233      6,292,606
  Costs and estimated earnings in excess of
   billings on uncompleted contracts.....................................................         16,670,176     15,924,413
  Prepaid expenses and other current assets..............................................          5,616,908      2,800,698
  Net assets held for sale...............................................................                  -      6,618,836
  Deferred income taxes..................................................................            359,366        359,366
                                                                                               -------------   ------------

    Total current assets.................................................................         63,641,424     65,364,585

Property, plant and equipment, net.......................................................         65,237,210     63,417,307
Investments in and advances to joint ventures, net.......................................          4,158,773      4,183,773
Goodwill and other intangible assets, net................................................         22,693,772     23,122,192
Note receivable..........................................................................            335,693              -
Other Assets.............................................................................          1,587,896      1,231,506
                                                                                               -------------   ------------

                                                                                               $ 157,654,768   $157,319,363
                                                                                               =============   ============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings..................................................................      $   8,000,000   $  9,000,000
  Current portion of long term debt......................................................          4,000,000      4,000,000
  Accounts payable.......................................................................         12,401,603     15,529,048
  Accrued expenses and other current liabilities.........................................          9,419,916      4,878,875
  Unearned revenues......................................................................          8,820,951      7,460,699
  Waste processing and disposal liabilities..............................................          2,671,302      3,910,155
                                                                                               -------------   ------------

    Total current liabilities............................................................         45,313,772     44,778,777

Long-term debt...........................................................................         12,200,000     13,200,000
Convertible debenture....................................................................         12,497,812     12,334,813
Facility and equipment decontamination
 and decommissioning liabilities.........................................................          8,711,209      8,507,641
Other noncurrent liabilities.............................................................          1,156,674      1,957,797
Deferred income taxes....................................................................            302,187        302,187
                                                                                               -------------   ------------

    Total liabilities....................................................................         80,181,654     81,081,215
                                                                                               -------------   ------------
Redeemable preferred stock
  (Liquidation value $16,320,000)........................................................         15,320,021     15,509,438
                                                                                               -------------   ------------

Stockholders' equity:
  Common stock...........................................................................            149,071        148,238
  Capital in excess of par value.........................................................         75,460,415     75,207,177
  Accumulated Deficit....................................................................         (4,268,667)    (5,438,979)
  Treasury stock, at cost................................................................         (9,187,726)    (9,187,726)
                                                                                               -------------   ------------
    Total stockholders' equity...........................................................         62,153,093     60,728,710
                                                                                               -------------   ------------

                                                                                               $ 157,654,768   $157,319,363
                                                                                               =============   ============


* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the Company's audited restated Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                           (Unaudited and restated)


                                                                                                         Three Months
                                                                                                        Ended March 31,
                                                                                                        --------------
                                                                                                      2000          1999
                                                                                                     ------        ------
                                                                                                          (restated)

Revenues.................................................................................      $41,013,451         $38,696,254
Cost of revenues.........................................................................       31,852,188          29,075,839
                                                                                               -----------         -----------

Gross profit.............................................................................        9,161,263           9,620,415

Selling, general and
  administrative expenses................................................................        6,948,816           6,516,025
                                                                                               -----------         -----------

Income from operations...................................................................        2,212,447           3,104,390

Gain on sale of DuraTherm, Inc...........................................................        1,166,000                   -
Interest expense, net....................................................................         (801,481)           (284,822)
                                                                                               -----------         -----------

Income before income taxes
  and proportionate share
  of loss of joint venture...............................................................        2,576,966           2,819,568

Income taxes.............................................................................        1,004,730           1,085,609
                                                                                               -----------         -----------
Income before gain on sale of assets and
  proportionate share of loss of joint venture...........................................        1,572,236           1,733,959

Proportionate share of loss of joint
  venture................................................................................          (25,000)            (50,000)
                                                                                               -----------         -----------

Net income...............................................................................        1,547,236           1,683,959

Preferred stock dividends and
  charges for accretion..................................................................          376,924             377,220
                                                                                               -----------         -----------
Net income attributable to
  common shareholders....................................................................      $ 1,170,312         $ 1,306,739
                                                                                               ===========         ===========

Basic net income per share...............................................................      $      0.09         $      0.10
                                                                                               ===========         ===========

Diluted net income per share.............................................................      $      0.08         $      0.08
                                                                                               ===========         ===========
Basic weighted average
  common stock outstanding...............................................................       13,426,927          13,710,235
                                                                                               ===========         ===========
Diluted weighted average common
  stock and dilutive
  securities outstanding.................................................................       20,162,752          20,776,416
                                                                                               ===========         ===========



See notes to condensed consolidated financial statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months Ended March 31, 2000

                           (Unaudited and restated)


                                            Common Stock          Capital in                                      Total
                                            -----------           Excess of                       Treasury    Stockholders'
                                         Shares        Amount     Par Value        Deficit         Stock         Equity
                                         ------        ------     ---------        -------         -----         ------
Balance, December 31, 1999              14,823,850    $148,238   $75,207,177    $(5,438,979)   $(9,187,726)    $60,728,710

Net income                                       -           -             -      1,547,236              -       1,547,236

Conversion of preferred  stock              82,500         825       246,675              -              -         247,500


Other issuances of common stock                759           8         6,563              -              -           6,571

Preferred dividends                              -           -             -       (320,000)             -        (320,000)

Accretion of redeemable
 preferred stock                                 -           -             -        (56,924)             -         (56,924)
                                        ----------    --------   -----------    -----------    -----------     -----------
Balance, March 31, 2000                 14,907,109    $149,071   $75,460,415    $(4,268,667)   $(9,187,726)    $62,153,093
                                        ==========    ========   ===========    ===========   ============     ===========



See notes to condensed consolidated financial statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                           (Unaudited and restated)

                                                                                                   Three months ended March 31,
                                                                                                   ----------------------------
                                                                                                        2000           1999
                                                                                                     ---------       --------
Cash flows from operating activities:
  Net income.........................................................................               $  1,547,236   $  1,683,959
  Adjustments to reconcile net income to
    net cash used in operating activities:
      Depreciation and amortization..................................................                  1,500,470        840,489
      Loss on sale of equipment......................................................                          -        110,979
      Accrued interest on convertible debenture......................................                    162,999        118,252
      Proportionate share of loss of joint venture...................................                     25,000         50,000
      Gain on sale of DuraTherm, Inc.................................................                 (1,166,000)             -
      Changes in operating items, net of effects from
      business disposed of in 2000:
        Receivables..................................................................                 (1,291,679)    (2,002,312)
        Cost in excess of billings...................................................                   (745,763)    (1,486,903)
        Prepaid expenses and other current assets....................................                 (2,816,210)      (881,347)
        Net assets held for sale.....................................................                   (174,515)             -
        Accounts payables, accrued expenses and
          other current liabilities..................................................                  1,793,596         12,118
        Unearned revenues............................................................                  1,360,252     (1,227,027)
        Waste processing and disposal liabilities....................................                 (1,238,853)     1,275,304
        Facility and equipment decontamination and
          decommissioning liabilities................................................                    203,568        180,074
        Other........................................................................                   (490,021)       132,580
                                                                                                    ------------   ------------

        Net cash used in operations..................................................                 (1,329,920)    (1,193,834)
                                                                                                    ------------   ------------

Cash flows from investing activities:
  Additions to property, plant and equipment, net....................................                 (3,049,953)      (953,360)
  Proceeds from sale of DuraTherm, Inc., net of
    transaction costs................................................................                  7,623,664              -
  Advances to joint ventures.........................................................                          -        (19,999)
  Other..............................................................................                   (788,284)      (620,554)
                                                                                                    ------------   ------------
        Net cash provided by (used in)investing
         activities..................................................................                  3,785,427     (1,593,913)
                                                                                                    ------------   ------------

Cash flows from financing activities:
  Short-term repayments, net.........................................................                 (1,000,000)    (8,947,148)
  Borrowings under long-term debt....................................................                          -      8,000,000
  Repayments of long-term debt.......................................................                 (1,000,000)             -
  Repayment of capital lease obligations.............................................                    (93,480)             -
  Preferred stock dividends..........................................................                   (320,000)      (320,000)
  Proceeds from issuance of common stock.............................................                          -          7,000
  Repurchase of treasury shares......................................................                          -       (269,844)
  Deferred financing costs...........................................................                          -       (644,298)
                                                                                                    ------------   ------------
        Net cash used in financing activities........................................                 (2,413,480)    (2,174,290)
                                                                                                    ------------   ------------

Net change in cash and cash equivalents..............................................                     42,027     (4,962,037)
Cash and cash equivalents at beginning of period.....................................                     59,525      5,944,274
                                                                                                    ------------   ------------
Cash and cash equivalents at end of period...........................................               $    101,552   $    982,237
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

2.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,426,927 and 13,710,235 for the three months ended March 31, 2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 20,162,752 and 20,776,416 for the three months ended March 31, 2000 and 1999, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation.

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

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


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

The Company's segment information is as follows:


                                                   As of and for the Three Months Ended March 31, 2000
                                                                        (restated)
                             ------------------------------------------------------------------------------------------------
                                                                                          Unallocated
                                  CWP                  GWP                  TS               Items            Consolidated
                             --------------      ---------------       ------------     ---------------     -----------------
Revenues from
  external customers         $  20,117,251        $  8,662,617         $12,233,583        $          -        $  41,013,451

Income from operations           1,260,055             753,043             199,349                   -            2,212,447

Gain on sale of
  DuraTherm, Inc.                        -                   -                   -           1,166,000            1,166,000

Interest expense                         -                   -                   -            (801,481)            (801,481)

Depreciation and
  amortization
  expense                        1,214,616              71,858             113,146             100,850            1,500,470

Proportionate share
  of losses of joint
  ventures                               -                   -                   -             (25,000)             (25,000)

Income tax expense                       -                   -                   -           1,004,730            1,004,730

Investments in and
  advances to joint
  ventures                               -                   -                   -           4,158,773            4,158,773

Capital expenditure
  for additions to
  long-lived assets              2,728,597                   -              24,848             296,508            3,049,953

Total assets                   103,990,272          15,312,098          24,774,091          13,578,307          157,654,768

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


                                                     As of and for the Three Months Ended March 31, 1999
                                                                            (restated)
                              ----------------------------------------------------------------------------------------------
                                                                                         Unallocated
                                   CWP                  GWP              TS                 Items              Consolidated
                              ------------          -----------      ------------        ------------         --------------
Revenues from
  external customers          $ 17,379,395          $ 9,476,689      $ 11,840,170        $          -          $ 38,696,254

Income from
  operations                     1,832,560              887,402           384,428                   -             3,104,390

Interest expense                         -                    -                 -            (284,822)             (284,822)

Depreciation and
  amortization
  expense                          690,189               50,095           100,205                   -               840,489

Proportionate share
  of losses of joint                     -                    -                 -             (50,000)              (50,000)
  ventures

Income tax expense                       -                    -                 -           1,085,609             1,085,609

Investments in and
  advances to joint                      -                    -                 -           4,101,405             4,101,405
  ventures

Capital expenditure
  for additions to                 807,468               35,864            35,387              74,641               953,360
  long-lived assets

Total assets                    60,644,004           31,712,363        20,562,061          16,259,485           129,177,913


5.   Purchase of Waste Management Nuclear Services

     On March 29, 2000, the Company entered into a definitive agreement to acquire the nuclear services business of Waste Management, Inc. for up to $65 million in cash, consisting of $55 million in cash at closing and up to $10 million additional cash consideration upon the satisfaction of certain post-closing conditions. Waste Management Nuclear Services ("WMNS") is a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consists primarily of three operating segments: (i) the Federal Services Division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies; (ii) the Commercial Services Division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Disposal Division which operates a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The proposed acquisition is subject to certain regulatory approvals and other customary conditions. Closing of the transaction is targeted for the second quarter of 2000.

6.   Restatement

The Company incurred a substantial operating loss in 2000 principally as the result of operating problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter of 2000. The operational issues that resulted in the operating loss

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

for 2000 caused the Company to undertake further review and analysis of its commercial waste processing operations. One element of determining revenue recognition and the related burial costs is the reconciliation of quarterly inventories of unprocessed waste to the deferred revenue and burial accrual amounts reported at each quarter end. The Company determined, in the course of its review, that full reconciliations of the quarterly inventories of unprocessed waste were not performed at each quarter end in 2000. The appropriate recording of revenues was further complicated by the high volumes of wastes and newly-implemented waste processing strategies. As a result of a review of adjustments made by the Company to its results in fourth quarter of 2000, the Company is restating its previously reported results for the three months ended March 31, 2000 to more appropriately reflect such adjustments in the period in which they relate. As a result of the above, adjustments were made to the results for the three months ended March 31, 2000 reducing revenues by $89,000 and increasing cost of revenues by $380,000. In addition, adjustments were made to the results for the three months ended March 31, 2000 increasing selling, general and administrative expenses by $324,000 primarily related to compensation and benefit costs and decreasing income tax expense by $309,000 for the income tax benefit of the above items.

     The Company also adjusted the results for the three months ended March 31, 1999 by reducing revenues by $189,000 for the same reasons noted above. In addition, adjustments were made to the results for the three months ended
March 31, 1999 increasing selling, general and administrative expenses by $6,000 for legal expenses related to the successful defense of a contract and decreasing income tax expense by $75,000 for the income tax benefit of the above items.

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

     The results of operations for the three months ended March 31, 2000 and March 31, 1999 have been restated. See Note 6 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended March 31, 1999 as compared to Three Months Ended March 21, 2000.

     Revenues increased by $2.3 million, or 6.0%, from $38.7 million in 1999 as compared to $41.0 million in 2000. The increase was primarily attributable to a $5.2 million increase in commercial waste processing services at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee and a $400,000 increase in technical support services revenues. The increase was partially offset by an $800,000 decrease in revenues in government waste processing services. The increase was also partially offset by the $2.5 million decrease in revenues at the Company's DuraTherm petrochemical waste treatment facility located in San Leon, Texas due to its sale in February, 2000. The increase in revenues at the Bear Creek facility was the result of higher waste processing volumes from several decommissioning projects as compared to the same period in 1999. The increase in revenues from technical support services was the result of increased consulting services over the same period in the prior year partially offset by lower transportation revenues. The decrease in government waste processing services was primarily the result of decreased activity at the Rocky Flats Colorado project.

     Gross profit decreased by $400,000 from $9.6 million in 1999 to $9.2 million in 2000. The DuraTherm facility, transportation, other technical services, and Rocky Flats accounted for a decrease in gross profit of $1.0 million, $300,000, $200,000 and $400,000, respectively. The decrease in gross profit was partially offset by increases in the Bear Creek facility of $1.5 million as a result of higher processing volumes and a change in product mix. The decrease in gross profit at the DuraTherm facility was the result of the sale of that facility. The decrease in gross profit from transportation, other technical support services, and Rocky Flats was the result of volume decreases. As a percentage of revenues, gross profit decreased from 24.9% in 1999 to 22.3% in 2000.

     Selling, general and administrative expenses increased by $400,000 or 6.6% from $6.5 million in 1999 to $6.9 million in 2000. As a percentage of revenues, selling general and administrative expenses increased from 16.8% in 1999 to 16.9% in 2000.

                       GTS DURATEK, INC. AND SUBSIDIARIES

     Interest expense, net increased by $517,000 from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisition of Frank W. Hake Associates, LLC in June, 1999.

     Income taxes decreased from $1.1 million in 1999 to $1.0 million in 2000. The Company is accruing income taxes at full statutory rates.


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


Item 5.   Other Information

     In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, the Company is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company=s actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission.


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


                               GTS DURATEK, INC.

Dated:  April 24,2001                   BY:  /s/ Robert F. Shawver
                                             ----------------------------
                                             Robert F. Shawver
                                             Executive Vice President and
                                             Chief Financial Officer


Dated:  April 24,2001                   BY:  /s/ Charles L. Standley
                                             ----------------------------
                                             Charles L. Standley
                                             Controller

                                 Exhibit Index

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on From 10-Q for the quarter ended March 31, 1996 (File No. 0-14292).

3.2 By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement Form S-1 (File No. 33-2062).

4.1 Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrants Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

4.2 Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P. Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrants Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

4.3 Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrants Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

4.4 Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International Partners II, L.P. Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrants Current Report on Form 8-K filed on February 1, 1995 (File No. 0-14292).

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

10.4 Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Current Report dated December 22, 1993 (File No. 0-14292).

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

10.9 Amended and Restated Credit Agreement dated as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc., and First Union National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 2 of the Registrant's Current Report on Form 8-K dated February 1, 1999 (File No. 0-14292).

10.10 Amended and Restated Security Agreement dated as of February 1, 1999 between GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., Analytical Resources, Inc., GTSD Sub III, Inc., and First National Bank, First Union Commercial Corporation, Wachovia Bank, N.A. and National Bank of Canada. Incorporated herein by reference to Exhibit 3 of the Registrant's Current Report on Form 8-K dated February 1, 1999 (File No. 0-14292).

10.11 Stock Purchase Agreement between HakeTenn, Inc., George T. Hamilton and Richard Wilson and GTS Duratek, Inc. dated as of June 30, 1999. Incorporated herein by reference to Exhibit (c)(2) of the Registrant's Current Report on Form 8-K filed on July 13, 1999 (File No. 0-14292).

10.12 Stock Purchase Agreement between DuraTherm Group, Inc. and GTSD Sub III, Inc. dated February 7, 2000. Incorporated herein by reference to
       Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on February 22, 2000 (File No. 0-14292).