Form 10-Q/A
period 2000-06-30
DURATEK INC
filed 2001-04-24
CIK 785186

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


                        Commission File Number 0-14292

                               GTS DURATEK, INC.
            (Exact name of Registrant as specified in its charter)

Delaware                                                              22-2476180
--------                                                              ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10100 Old Columbia Road, Columbia, Maryland                               21046
-------------------------------------------                         ------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (410) 312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                       ---

Number of shares outstanding of each of the issuer's classes of common stock as of August 11, 2000:

  Common Stock, par value $0.01 per share                   13,424,880 shares

                      GTS DURATEK, INC. AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                                                               PAGE
                                                                                                               ----
Part I         Financial Information
------

Item 1.        Financial Statements

               Condensed Consolidated Balance Sheets
                    as of June 30, 2000 and December 31, 1999...............................................     2

               Condensed Consolidated Statements of Operations for the Three and
                    Six Months Ended June 30, 2000 and 1999.................................................     3

               Condensed Consolidated Statement of Changes in Stockholders'
                    Equity for the Six Months Ended June 30, 2000...........................................     4

               Condensed Consolidated Statements of Cash Flows for the
                    Six Months Ended June 30, 2000 and 1999.................................................     5

               Notes to Condensed Consolidated Financial Statements.........................................     6

Item 2.        Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...............................................................    11

Item 3.        Quantitative and Qualitative Information About
                    Market Risk.............................................................................    13


Part II        Other Information
-------

Item 1.        Legal Proceedings............................................................................    14

Item 4.        Submission of Matters to a Vote of Securities Holders........................................    14

Item 5.        Other Information............................................................................    14

Item 6.        Exhibits and Reports on Form 8-K.............................................................    16

               Signatures...................................................................................    17

The results of operations for the three and six months ended June 30, 2000 and June 30, 1999 have been restated. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

Part I   Financial Information
------
Item 1.  Financial Statements

                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                       June 30, 2000               December 31, 1999
                                                                                       --------------              -----------------
                                     ASSETS                                            (unaudited and                      *
                                                                                          restated)
Current assets:
   Cash and cash equivalents...................................................           $  7,006,051                $     59,525
   Receivables, net............................................................             48,883,056                  33,309,141
   Other accounts receivable...................................................              7,437,828                   6,292,606
   Costs and estimated earnings in excess of billings on uncompleted
     contracts.................................................................             29,747,783                  15,924,413
   Prepaid expenses and other current assets...................................              9,377,884                   3,160,064
   Net assets held for sale....................................................                      -                   6,618,836
                                                                                        --------------               -------------
     Total current assets......................................................            102,452,602                  65,364,585

Property, plant and equipment, net.............................................             84,291,234                  63,417,307
Investments in and advances to joint ventures, net.............................                759,887                   4,183,773
Goodwill and other intangible assets, net......................................             73,587,509                  23,122,192
Other assets...................................................................             21,023,685                   1,231,506
                                                                                        --------------               -------------
                                                                                          $282,114,917                $157,319,363
                                                                                        ==============               ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings.......................................................           $ 11,000,000                $  9,000,000
   Current portion of long-term debt...........................................             10,400,000                   4,000,000
   Accounts payable ...........................................................             31,103,686                  15,529,048
   Accrued expenses and other current liabilities..............................             20,068,910                   4,878,875
   Unearned revenues...........................................................             13,321,137                   7,460,699
   Waste processing and disposal liabilities...................................              1,888,668                   3,910,155
                                                                                        --------------               -------------
     Total current liabilities.................................................             87,782,401                  44,778,777

Long-term debt.................................................................             77,000,000                  13,200,000
Convertible debenture..........................................................             12,690,811                  12,334,813
Facility and equipment decontamination and decommissioning liabilities.........             24,713,015                   8,507,641
Other noncurrent liabilities...................................................              1,405,804                   2,259,984
                                                                                        --------------               -------------
   Total liabilities...........................................................            203,592,031                  81,081,215

Redeemable preferred stock
  (Liquidation value $16,320,000)..............................................             15,378,321                  15,509,438

Stockholders' equity:
   Common stock................................................................                149,081                     148,238
   Capital in excess of par value..............................................             77,061,966                  75,207,177
   Accumulated deficit.........................................................             (3,377,737)                 (5,438,979)
   Treasury stock, at cost.....................................................             (9,187,726)                 (9,187,726)
   Deferred stock compensation.................................................             (1,501,019)                         -
                                                                                        --------------               -------------
     Total stockholders' equity................................................             63,144,565                  60,728,710
                                                                                        --------------               -------------
                                                                                          $282,114,917                $157,319,363
                                                                                        ==============               =============

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

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                           (Unaudited and restated)


                                                                    Three Months                              Six Months
                                                                   Ended June 30,                           Ended June 30,
                                                       ------------------------------------   -------------------------------------
                                                            2000                  1999              2000                  1999
                                                       -----------------    ---------------   ---------------      ----------------
                                                                    (restated)                              (restated)
  Revenues........................................     $    50,908,893      $    41,543,417   $    91,922,344      $     80,239,671
  Cost of revenues................................          39,036,903           30,069,905        70,889,091            59,145,744
                                                       ---------------      ---------------   ---------------      ----------------

  Gross profit....................................          11,871,990           11,473,512        21,033,253            21,093,927
  Selling, general and
    administrative expenses.......................           8,390,083            6,861,545        15,338,899            13,377,570
                                                       ---------------      ---------------   ---------------      ----------------
  Income from operations..........................           3,481,907            4,611,967         5,694,354             7,716,357

  Gain on sale of DuraTherm, Inc..................                   -                    -         1,166,000                     -
  Interest expense, net...........................          (1,338,552)            (298,790)       (2,140,033)             (583,612)
                                                       ---------------      ---------------   ---------------      ----------------

  Income before income taxes and proportionate
    share of loss of joint venture................           2,143,355            4,313,177         4,720,321             7,132,745

  Income taxes....................................             849,772            1,733,073         1,854,502             2,818,682
                                                       ---------------      ---------------   ---------------      ----------------

  Income before proportionate share of loss of
    joint venture.................................           1,293,583            2,580,104         2,865,819             4,314,063

  Proportionate share of loss of joint venture....             (25,000)             (50,000)          (50,000)             (100,000)
                                                       ---------------      ---------------   ---------------      ----------------
  Net income......................................           1,268,583            2,530,104         2,815,819             4,214,063

  Preferred stock dividends and
   charges for accretion..........................             377,653              377,435           754,577               754,655
                                                       ---------------      ---------------   ---------------      ----------------

  Net income attributable to
   common shareholders............................     $       890,930      $     2,152,669   $     2,061,242      $      3,459,408
                                                       ===============      ===============   ===============      ================

  Basic net income per share......................     $          0.07      $          0.16   $          0.15      $           0.25
                                                       ===============      ===============   ===============      ================

  Diluted net income per share....................     $          0.07      $          0.13   $          0.15      $           0.21
                                                       ===============      ===============   ===============      ================

  Basic weighted average common stock outstanding.          13,429,461           13,454,926        13,428,194            13,582,581
                                                       ===============      ===============   ===============      ================

  Diluted weighted average common stock and
    dilutive securities outstanding..............           13,579,073           20,496,357        13,554,709            20,636,387
                                                       ===============      ===============   ===============      ================

See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                        Six Months Ended June 30, 2000

                           (Unaudited and restated)

                                   Common Stock
                               --------------------     Capital                                      Deferred
                                                      In Excess of    Accumulated      Treasury       Stock      Total Stockholders'
                                 Shares     Amount     Par Value        Deficit          Stock     Compensation        Equity
                               -----------------------------------------------------------------------------------------------------
Balance, December 31, 1999     14,823,850  $148,238   $75,207,177     $(5,438,979)    $(9,187,726) $         -       $60,728,710

Net loss                                -         -             -       2,815,819               -            -         2,815,819

Deferred stock
   compensation                         -         -     1,591,989               -               -   (1,591,989)                -

Restricted stock
   amortization                         -         -             -               -               -       90,970            90,970

Conversion of preferred
   stock                           82,500       825       246,675               -               -            -           247,500

Other issuances of stock            1,793        18        16,125               -               -            -            16,143

Preferred dividends                     -         -             -        (640,000)              -            -          (640,000)

Accretion of redeemable
   preferred stock                      -         -             -        (114,577)              -            -          (114,577)
                               -----------------------------------------------------------------------------------------------------

Balance, June 30, 2000         14,908,143  $149,081   $77,061,966     $(3,377,737)    $(9,187,726) $(1,501,019)      $63,144,565
                               =====================================================================================================


See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited and restated)

                                                                                                   Six months ended June 30,
                                                                                                -------------------------------
                                                                                                     2000              1999
                                                                                                --------------     ------------
Cash flows from operating activities:
   Net income.............................................................................      $    2,815,819     $  4,214,063
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization......................................................           3,257,660        2,393,189
       Accrued interest on convertible debenture..........................................             355,998          279,003
       Stock compensation expense.........................................................              90,970                -
       Proportionate share of loss of joint venture.......................................              50,000          100,000
       Gain on sale of DuraTherm, Inc.....................................................          (1,166,000)               -
       Changes in operating assets and liabilities, net of effects from businesses acquired and disposed of in 2000:
             Receivables, net.............................................................              58,498        2,037,090
             Cost in excess of billings...................................................          (5,378,361)      (5,816,740)
             Prepaid expenses and other current assets....................................          (4,156,435)          77,303
             Net assets held for sale.....................................................            (174,515)               -
             Accounts payables, accrued expenses and other current liabilities............           9,763,580        5,534,007
             Unearned revenues............................................................             911,376       (2,742,420)
             Waste processing and disposal liabilities....................................          (2,021,487)      (3,511,690)
             Facility and equipment decontamination and decommissioning liabilities.......             382,044          360,147
             Other........................................................................           1,130,425                -
                                                                                                --------------      -----------
     Net cash provided by operations......................................................           5,919,572        2,923,952
                                                                                                --------------      -----------
Cash flows from investing activities:
   Additions to property, plant and equipment, net........................................          (7,056,606)      (3,398,600)
   Proceeds from sale of DuraTherm, Inc., net of transaction costs........................           7,623,664                -
   Advances to joint ventures.............................................................                   -          (40,002)
   Acquisition of Waste Management Nuclear Services, net of cash acquired ................         (66,988,658)               -
   Acquisition of Frank W. Hake Associates, LLC...........................................                   -      (13,156,698)
   Other..................................................................................          (1,098,376)        (155,922)
                                                                                                --------------     ------------
     Net cash used in investing activities................................................         (67,519,976)     (16,751,222)
                                                                                                --------------     ------------
Cash flows from financing activities:
   Short-term borrowings, net.............................................................           2,000,000       (6,088,132)
   Proceeds from borrowings under long-term debt..........................................          73,800,000       19,768,757
   Repayments of long-term debt...........................................................          (3,600,000)               -
   Preferred stock dividends..............................................................            (640,000)        (640,000)
   Proceeds from issuance of common stock.................................................                   -            7,000
   Repurchase of treasury shares..........................................................                   -       (2,640,128)
   Deferred financing costs...............................................................          (3,013,070)        (885,569)
                                                                                                --------------     ------------
     Net cash provided by financing activities............................................          68,546,930        9,521,928
                                                                                                --------------     ------------

Net change in cash and cash equivalents...................................................           6,946,526       (4,305,342)
Cash and cash equivalents at beginning of period..........................................              59,525        5,944,274
                                                                                                --------------     ------------
Cash and cash equivalents at end of period................................................      $    7,006,051     $  1,638,932
                                                                                                ==============     ============


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

2.   Net income per share

     Basic earnings per share (EPS) excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Weighted average shares used in computing basic EPS were 13,429,461 and 13,454,926 for the three months ended June 30, 2000 and 1999, respectively and 13,428,194 and 13,582,581 for the six months ended June 30,2000 and 1999, respectively. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Weighted average shares used in computing diluted EPS were 13,579,073 and 20,496,357 for the three months ended June 30, 2000 and 1999, respectively and 13,554,709 and 20,636,387 for the six months ended June 30,2000 and 1999, respectively. The difference between basic and diluted weighted average shares relates to the dilutive effect of stock options and warrants where the exercise price is less than the average market value of the Company's common stock for the year of calculation.

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

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

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

                       GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

5.        Pro forma results

          The Company is completing the pro forma information with respect to the acquisition of WMNS and sale of DuraTherm, Inc. for the three and six month periods ending June 30, 1999 and 2000 and will file such information on Form 8-K/A on or about August 22, 2000.

6.        Segment reporting

          The Company has three primary segments: (i) commercial waste processing, (ii) government waste processing, and (iii) technical services. Following the acquisition of WMNS, the Company intends to reorganize its reporting segments. Until such time, WMNS will be shown as a separate segment. Below is a brief description of each of the segments including WMNS:

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

The Company's segment information is as follows:

                                                             For the Three Months Ended June 30, 2000
                                                                             (restated)
                               -----------------------------------------------------------------------------------------------------
                                                                                                    Unallocated
                                     CWP              GWP               TS             WMNS            Items          Consolidated
                               ----------------- ---------------  ---------------  --------------- ---------------  ----------------
Revenues from
  external customers              $ 21,229,360   $ 10,276,496     $ 12,517,222      $ 6,885,815    $          -      $ 50,908,893

Income from operations                 124,919      1,615,617           40,941        1,700,430               -         3,481,907

Interest expense                             -              -                -                -      (1,338,552)       (1,338,552)

Depreciation and
  amortization
  expense                            1,249,651         23,050          144,279          154,812         185,398         1,757,190

Proportionate share
  of losses of joint
  ventures                                   -              -                -                -         (25,000)          (25,000)

Income tax expense                           -              -                -                -         849,772           849,772

Capital expenditure
  for additions to
  long-lived assets                  3,826,266              -           35,349           23,473         121,565         4,006,653

                       GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                                        For the Three Months Ended June 30, 1999
                                                                      (restated)
                                 --------------------------------------------------------------------------------------
                                                                                       Unallocated
                                      CWP               GWP               TS              Items         Consolidated
                                 ---------------  ----------------  ---------------  ----------------  ----------------
Revenues from
  external customers              $ 19,550,951       $ 8,581,489    $ 13,410,977         $        -     $ 41,543,417

Income from operations               2,559,823         1,848,599         203,545                  -        4,611,967

Interest expense                             -                 -               -           (298,790)        (298,790)

Depreciation and
  amortization
  expense                            1,402,400            50,095         100,205                  -        1,552,700

Proportionate share
  of losses of joint
  ventures                                   -                 -               -            (50,000)         (50,000)

Income tax expense                           -                 -               -          1,733,073        1,733,073

Capital expenditure
  for additions to
  long-lived assets                  1,977,608           (25,484)         (4,605)           497,721        2,445,240


                                                               For the Six Months Ended June 30, 2000
                                                                            (restated)
                                 ---------------------------------------------------------------------------------------------------
                                                                                                    Unallocated
                                      CWP             GWP               TS             WMNS            Items          Consolidated
                                 --------------- ---------------  ---------------  --------------  ---------------  ----------------
Revenues from
  external customers             $ 41,346,611     $18,939,113      $24,750,805    $  6,885,815      $         -      $ 91,922,344

Income from operations              1,384,974       2,368,660          240,290       1,700,430                -         5,694,354

Gain on sale of
  DuraTherm, Inc.                           -               -                -               -        1,166,000         1,166,000

Interest expense                            -               -                -               -       (2,140,033)       (2,140,033)

Depreciation and
  amortization
  expense                           2,464,267          94,908          257,425         154,812          286,248         3,257,660

Proportionate share
  of losses of joint
  ventures                                  -               -                -               -          (50,000)          (50,000)

Income tax expense                          -               -                -               -        1,854,502         1,854,502

Capital expenditure
  for additions to
  long-lived assets                 6,554,863               -           60,197          23,473          418,073         7,056,606

Total assets                      114,029,038      18,121,197       16,703,455     115,089,241       18,171,986       282,114,917

                      GTS DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                                        For the Six Months Ended June 30, 1999
                                                                       (restated)
                                  ----------------------------------------------------------------------------------
                                                                                       Unallocated
                                      CWP               GWP               TS              Items         Consolidated
                                  ------------      ------------      -----------      ------------     ------------
Revenues from
  external customers              $ 36,930,346      $ 18,058,178     $ 25,251,147      $          -     $ 80,239,671

Income from operations               4,392,383         2,736,001          587,973                 -        7,716,357

Interest expense                             -                 -                -          (583,612)        (583,612)

Depreciation and
  amortization
  expense                            2,092,589           100,190          200,410                 -        2,393,189

Proportionate share
  of losses of joint
  ventures                                   -                 -                -          (100,000)        (100,000)

Income tax expense                           -                 -                -         2,818,682        2,818,682

Capital expenditure
  for additions to
  long-lived assets                  2,785,076            10,380           30,782           572,362        3,398,600

Total assets                        87,586,962        19,623,670       21,283,071        19,399,534      147,893,237


7.   Restatement

     The Company incurred a substantial operating loss in 2000 principally as the result of operating problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter of 2000. The operational issues that resulted in the operating loss for 2000 caused the Company to undertake further review and analysis of its commercial waste processing operation. One element of determining revenue recognition and the related burial costs is the reconciliation of quarterly inventories of unprocessed waste to the deferred revenue and burial accrual amounts reported at each quarter end. The Company determined, in the course of its review, that full reconciliations of the quarterly inventories of unprocessed waste were not performed at each quarter end in 2000. The appropriate recording of revenues was further complicated by the high volumes of wastes and newly-implemented waste processing strategies. As a result of a review of adjustments made by the Company to its results in fourth quarter of 2000, the Company is restating its previously reported results for the three and six months ended June 30, 2000 to more appropriately reflect such adjustments in the period in which they relate. As a result of the above, adjustments were made to the results for the six months ended June 30, 2000 reducing revenues by $1,952,000 and increasing cost of revenues by $1,767,000. In addition, adjustments were made to the results for the six months ended
June 30, 2000 increasing selling, general and administrative expenses by $537,000 (related to stock compensation expense of $116,000, legal expenses related the successful defense of a contract of $78,000 and certain other costs of $343,000 primarily related to compensation and benefit costs) and decreasing income tax expense by $1,684,000 for the income tax benefit of the above items.

     The Company also adjusted the results for the six months ended June 30, 1999 by reducing revenues by $338,000 for the same reasons noted above. In addition, adjustments were made to the results for the six months ended June 30, 1999 increasing selling, general and administrative expenses by $134,000 for legal expenses related to the successful defense of a contract and decreasing income tax expense by $178,000 for the income tax benefit of the above items.

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

     The results of operations for the three and six months ended June 30, 2000 and June 30, 1999 have been restated. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended June 30, 1999 as compared to Three Months Ended June 30, 2000

     Revenues increased by $9.4 million, or 22.5%, from $41.5 million in 1999 as compared to $50.9 million in 2000. The increase was primarily attributable to $6.9 million in revenues generated by WMNS for the period from June 8, 2000, the date of the acquisition, a $5.0 million increase in revenues in commercial waste processing at the Company's low-level radioactive waste processing facilities located in Tennessee, and a $1.7 million revenue increase in government waste processing services. The increase was partially offset by a $3.3 million decrease in the Company's DuraTherm business, which was sold in February, 2000, and a $894,000 decrease in technical support services revenues. The increase in revenues from commercial waste processing was the result of higher processing volumes at

                      GTS DURATEK, INC. AND SUBSIDIARIES

the Bear Creek facility and the full period effect of the acquisition of Frank
W. Hake Associates LLC ("Hake") in June, 1999. The increased revenues in government waste processing services was primarily the result of work performed on the Hanford River Protection contract. The decline in revenues from DuraTherm resulted from the sale of this business in February, 2000. The decrease in technical support services revenues was due to outages occurring earlier in 1999 compared to 2000 and restricted availability of qualified personnel to support field operations.

     Gross profit increased $0.4 million, or 3.5%, from $11.5 million in 1999 to $11.9 million in 2000. WMNS and technical support services accounted for increases in gross profit $1.3 million and $500,000 respectively. The increase was partially offset by a decrease in gross profit from the DuraTherm facility and the Tennessee facilities of $900,000 and $500,000, respectively. The increase in gross profit from technical support services was due to improved volumes and margins in the Hittman Trucking operation. The decrease in gross profit for the DuraTherm facility was due to the sale of that business in February, 2000. The decrease in gross profit at the Tennessee facilities was the result of higher cost of processing and changes in waste mix at the Bear Creek facility. As a percentage of revenues, gross profit decreased from 27.6% in 1999 to 23.3% in 2000.

     Selling, general and administrative expenses increased by $1.5 million, or 22.3%, from $6.9 million in 1999 to $8.4 million in 2000 primarily due to the acquisition of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general and administrative expenses was 16.5% in 1999 and 2000.

     Interest expense, net increased by $1.0 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income tax expense decreased $883,000 from $1.7 million in 1999 to $850,000 in 2000. The Company is accruing income taxes at full statutory rates.

Six Months Ended June 30, 1999 as compared to Six Months Ended June 30, 2000

     Revenues increased by $11.7 million, or 14.6%, from $80.2 million in 1999 to $91.9 million in 2000. The increase was primarily attributable to a $10.3 million increase in revenues from commercial waste processing at the Company's low-level radioactive waste processing facilities located in Tennessee, $6.9 million generated by WMNS for the period from June 8, 2000, and a $900,000 increase in government waste processing services. The increase was partially offset by a $5.9 million decrease in revenues from the Company's DuraTherm facility and the $500,000 decrease in technical support services. The increase in revenues from the Tennessee commercial low-level radioactive waste processing facilities was the result of higher processing volumes at the Bear Creek facility located in Tennessee and the full period effect of the acquisition of Hake in June, 1999. The increase in government waste processing services was primarily the result of work performed on the Hanford River Protection Contract. The decrease in revenues from DuraTherm resulted from the sale of this business in February, 2000. The decrease in technical support services revenues was due to the restricted availability of qualified personnel to support field operations.

     Gross profit decreased slightly from $21.1 million in 1999 to $21.0 million in 2000. WMNS accounted for increases in gross profit of $2.7 million, which was partially offset by decreases in gross profit from the Company's DuraTherm facility, government waste processing, the Tennessee low-level commercial waste facilities, and technical support services of $1.9 million, $360,000, $400,000 and $100,000, respectively. The decrease in gross margin from DuraTherm resulted from the sale of this business in February, 2000. The government waste processing gross margin was lower primarily due to the completion in late 1999 of a high gross margin contract. The decrease in gross profit at the Tennessee facilities was the result of higher cost of processing and changes in waste mix at the Bear Creek facility. The technical services gross profit decreased due to lower volume caused by restricted availability of qualified information system personnel. As a percentage of revenues, gross profit decreased from 26.3% in 1999 to 22.9% in 2000.

                      GTS DURATEK, INC. AND SUBSIDIARIES

     Selling, general and administrative expenses increased by $1.9 million, or 14.7%, from $13.4 million in 1999 to $15.3 million in 2000 primarily due to higher volume and the acquisition of WMNS. As a percentage of revenues, selling, general and administrative expenses was 16.7% in 1999 and 2000.

     Interest expense, net increased by $1.6 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income taxes decreased by $964,000 from 1999 to 2000. The Company's effective tax rate was 39.5% and 39.3% in 1999 and 2000, respectively.

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



Part II   Other Information
------

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

          For the directors elected by the preferred and common, voting together as a single class, the votes are shown below:


                                                   For             Against
                                                ----------         -------
          Admiral James D. Watkins              16,615,165               -
          George V. McGowan                     16,616,590               -
          Robert E. Prince                      16,630,745               -

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

                       GTS DURATEK, INC. AND SUBSIDIARIES


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


                                    GTS DURATEK, INC.



Dated:   April 24, 2001             BY: /s/ Robert F. Shawver
                                        ----------------------------
                                        Robert F. Shawver
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:   April 24, 2001             BY: /s/ Charles L. Standley
                                        ----------------------------
                                        Charles L. Standley
                                        Controller

                                 Exhibit Index

3.1 Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996 (File No. 0-14292).

3.2 By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement on Form S-1 (File No. 33-2062).

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

10.13 Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS
       Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000 (File No. 0-
       14292).