Form 10-Q/A
period 2000-09-30
DURATEK INC
filed 2001-04-24
CIK 785186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

Class of stock                                                  Number of shares
--------------------------------------------------------------------------------
Common Stock, par value $0.01 per share                            13,425,369

                      GTS DURATEK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS
                               -----------------

                                                                                        PAGE
                                                                                        ----
Part I    Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 2000
               and December 31, 1999..................................................     2

          Condensed Consolidated Statements of Operations for the Three and
               Nine Months Ended September 30, 2000 and 1999..........................     3

          Condensed Consolidated Statement of Changes in Stockholders'
               Equity for the Nine Months Ended September 30, 2000....................     4

          Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 2000 and 1999..........................     5

          Notes to Condensed Consolidated Financial Statements........................     6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations..............................................    12

Item 3.   Quantitative and Qualitative Information About Market Risk..................    14

Part II   Other Information
------

Item 1.   Legal Proceedings...........................................................    15

Item 4.   Submission of Matters to a Vote of Securities Holders.......................    15

Item 5.   Other Information...........................................................    15

Item 6.   Exhibits and Reports on Form 8-K............................................    16

          Signatures..................................................................    17

The results of operations for the three and nine months ended September 30, 2000 and September 30, 1999 have been restated. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

Part I   Financial Information
------
Item 1.  Financial Statements


                      GTS DURATEK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   September 30,            December 31,
                                                                                      2000                      1999
                                                                             -----------------------    --------------------
                    ASSETS                                                        (unaudited and                 *
                                                                                     restated)
Current assets:
 Cash and cash equivalents.....................................................         $    454,790            $     59,525
 Receivables, net..............................................................           52,715,797              33,309,141
 Other accounts receivable.....................................................            8,440,140               6,292,606
 Costs and estimated earnings in excess of billings on uncompleted contracts...           31,271,058              15,924,413
 Prepaid expenses and other current assets.....................................           11,013,553               3,160,064
 Net assets held for sale......................................................                    -               6,618,836
                                                                                     ---------------         ---------------
  Total current assets.........................................................          103,895,338              65,364,585

Property, plant and equipment, net.............................................           83,298,090              63,417,307
Investments in and advances to joint ventures, net.............................              742,402               4,183,773
Goodwill and other intangible assets, net......................................           74,097,883              23,122,192
Other assets...................................................................           21,522,612               1,231,506
                                                                                     ---------------         ---------------
                                                                                        $283,556,325            $157,319,363
                                                                                     ===============         ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Short-term borrowings.........................................................         $ 26,000,000            $  9,000,000
 Current portion of long-term debt.............................................           10,400,000               4,000,000
 Accounts payable..............................................................           15,315,853              15,529,048
 Accrued expenses and other current liabilities................................           28,043,289               4,878,875
 Unearned revenues.............................................................            9,533,873               7,460,699
 Waste processing and disposal liabilities.....................................              660,000               3,910,155
                                                                                     ---------------         ---------------
  Total current liabilities....................................................           89,953,015              44,778,777

Long-term debt.................................................................           74,400,000              13,200,000
Convertible debenture..........................................................           12,889,810              12,334,813
Facility and equipment decontamination and decommissioning liabilities.........           25,298,942               8,507,641
Other noncurrent liabilities...................................................            1,905,023               2,259,984
                                                                                     ---------------         ---------------
 Total liabilities.............................................................          204,446,790              81,081,215

Redeemable preferred stock
  (Liquidation value $16,320,000)..............................................           15,436,839              15,509,438

Stockholders' equity:
 Common stock..................................................................              149,133                 148,238
 Capital in excess of par value................................................           77,105,318              75,207,177
 Accumulated deficit...........................................................           (3,165,922)             (5,438,979)
 Treasury stock, at cost.......................................................           (9,187,726)             (9,187,726)
 Deferred stock compensation...................................................           (1,228,107)                      -
                                                                                     ---------------         ---------------
  Total stockholders' equity...................................................           63,672,696              60,728,710
                                                                                     ---------------         ---------------
                                                                                        $283,556,325            $157,319,363
                                                                                     ===============         ===============

* The Consolidated Condensed Balance Sheet as of December 31, 1999 has been derived from the Company's audited restated Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF PERATIONS

                           (Unaudited and restated)

                                                       Three months                     Nine months
                                                   ended September 30,              ended September 30,
                                               ---------------------------   -------------------------------
                                                   2000            1999           2000             1999
                                               -----------   -------------   --------------  ---------------
                                                       (restated)                       (restated)
Revenues...................................    $71,007,773     $44,703,734     $162,930,117     $124,943,405
Cost of revenues...........................     53,632,677      31,840,713      124,521,768       90,986,457
                                               -----------   -------------   --------------  ---------------

Gross profit...............................     17,375,096      12,863,021       38,408,349       33,956,948

Selling, general and
  administrative expenses..................     11,595,591       7,097,540       26,934,490       20,475,110
                                               -----------   -------------   --------------  ---------------

Income from operations.....................      5,779,505       5,765,481       11,473,859       13,481,838

Other income (expense).....................     (1,456,000)              -         (290,000)               -
Interest expense, net......................     (3,234,924)       (948,674)      (5,374,957)      (1,532,286)
                                               -----------   -------------   --------------  ---------------

Income before income taxes and
 proportionate share of loss of joint
 venture...................................      1,088,581       4,816,807        5,808,902       11,949,552


Income taxes...............................        435,432       1,930,323        2,289,934        4,749,005
                                               -----------   -------------   --------------  ---------------

Income before proportionate share of loss
 of joint venture..........................
                                                   653,149       2,886,484        3,518,968        7,200,547

Proportionate share of loss of joint
 venture...................................        (62,500)        (50,000)        (112,500)        (150,000)
                                               -----------   -------------   --------------  ---------------

Net income.................................        590,649       2,836,484        3,406,468        7,050,547

Preferred stock dividends and
 charges for accretion.....................        378,834         377,651        1,133,411        1,132,306
                                               -----------   -------------   --------------  ---------------

Net income attributable to
 common shareholders.......................    $   211,815     $ 2,458,833     $  2,273,057     $  5,918,241
                                               ===========   =============   ==============  ===============

Basic net income per share.................    $      0.02     $      0.19     $       0.17     $       0.44
                                               ===========   =============   ==============  ===============

Diluted net income per share...............    $      0.02     $      0.15     $       0.17     $       0.36
                                               ===========   =============   ==============  ===============

Basic weighted average common stock
 outstanding...............................     13,434,241      13,183,653       13,430,210       13,449,605
                                               ===========   =============   ==============  ===============

Diluted weighted average common stock and
 dilutive securities outstanding...........     13,592,302      20,208,566       13,567,240       20,493,780
                                               ===========   =============   ==============  ===============



See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     Nine Months Ended September 30, 2000

                           (Unaudited and restated)


                                  Common Stock          Capital                                     Deferred           Total
                            ----------------------   in Excess of     Accumulated     Treasury        Stock         Stockholders'
                                Shares     Amount      Par Value        deficit        Stock       Compensation       Equity
                            ----------------------------------------------------------------------------------------------------
Balance, December 31, 1999   14,823,850    $148,238    $75,207,177    $(5,438,979)  $(9,187,726)    $         -     $60,728,710

Net loss                              -           -              -      3,406,468             -               -       3,406,468

Deferred stock compensation           -           -      1,591,989              -             -      (1,591,989)              -

Restricted stock
   amortization                       -           -              -              -             -         363,882         363,882

Conversion of preferred
   stock                         82,500         825        246,675              -             -               -         247,500

Other issuances of common
   stock                          6,986          70         59,477              -             -               -          59,547

Preferred dividends                   -           -              -       (960,000)            -               -        (960,000)

Accretion of redeemable
   preferred stock                    -           -              -       (173,411)            -               -        (173,411)
                            ---------------------------------------------------------------------------------------------------
Balance, September 30, 2000  14,913,336    $149,133    $77,105,318    $(3,165,922)  $(9,187,726)    $(1,228,107)    $63,672,696
                            ===================================================================================================



See notes to condensed consolidated financial statements.

                      GTS DURATEK, INC. AND SUBSIDIARIES


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (Unaudited and restated)

                                                                                                              Nine months
                                                                                                          ended September 30,
                                                                                                     -----------------------------
                                                                                                         2000             1999
                                                                                                     ------------     ------------
Cash flows from operating activities:
 Net income..................................................................................        $  3,406,468     $  7,050,547
 Adjustments to reconcile net income to net cash provided by (used in) operating activities:
    Depreciation and amortization............................................................           6,318,560        4,094,681
    Charge for asset impairment..............................................................           1,456,000                -
    Stock compensation expense...............................................................             363,882                -
    Accrued interest on convertible debenture................................................             554,997          439,754
    Proportionate share of loss of joint venture.............................................             112,500          150,000
    Gain on sale of DuraTherm, Inc...........................................................          (1,166,000)               -
    Changes in operating assets and liabilities, net of effects from businesses acquired and disposed of 2000:
        Receivables, net.....................................................................          (4,776,555)      (1,547,574)
        Cost in excess of billings...........................................................          (6,901,636)      (4,875,841)
        Prepaid expenses and other current assets............................................          (5,792,104)      (2,142,355)
        Net assets held for sale.............................................................             161,172                -
        Accounts payables, accrued expenses and other current liabilities....................           1,559,126        2,726,926
        Unearned revenues....................................................................             326,156       (1,457,362)
        Waste processing and disposal liabilities............................................          (3,250,155)      (2,315,659)
        Facility and equipment decontamination and decommissioning liabilities................          1,029,009          665,426
                                                                                                     ------------     ------------
  Net cash provided by (used in) operations..................................................          (6,598,580)       2,788,543
                                                                                                     ------------     ------------
Cash flows from investing activities:
 Additions to property, plant and equipment, net.............................................         (10,616,311)      (5,033,207)
 Proceeds from sale of DuraTherm, Inc., net of transaction costs.............................           7,623,664                -
 Acquisition of Waste Management Nuclear Services, net of cash acquired......................         (66,988,658)               -
 Acquisition of Frank W. Hake Associates, LLC................................................                   -      (13,156,698)
 Advances to joint ventures..................................................................                   -          (39,998)
 Other.......................................................................................          (3,016,231)          (7,607)
                                                                                                     ------------     ------------
   Net cash used in investing activities.....................................................         (72,997,536)     (18,237,510)
                                                                                                     ------------     ------------
Cash flows from financing activities:
  Short-term borrowings, net.................................................................          17,000,000       (1,747,148)
  Proceeds from borrowings under long-term debt..............................................          90,000,000       20,000,000
  Repayments of long-term debt...............................................................         (22,400,000)      (1,060,280)
  Preferred stock dividends..................................................................            (960,000)        (960,000)
  Deferred financing costs...................................................................          (3,165,419)      (1,062,630)
  Repayments of capital lease obligations....................................................            (483,200)               -
  Repurchase of treasury shares..............................................................                   -       (4,140,773)
  Proceeds from issuance of common stock.....................................................                   -          330,400
                                                                                                     ------------     ------------
    Net cash provided by financing activities................................................          79,991,381       11,359,569
                                                                                                     ------------     ------------

Net change in cash and cash equivalents......................................................             395,265       (4,089,398)
Cash and cash equivalents at beginning of period.............................................              59,525        5,944,274
                                                                                                     ------------     ------------
Cash and cash equivalents at end of period...................................................        $    454,790     $  1,854,876
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

     The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. Under the facility the Company has available borrowings of up to $135 million. The facility consists of a five year $45 million revolving line of credit, including $15 million for standby letters of credit, a five year $50 million term loan and a six and one-half year $40 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At September 30, 2000, the Company had $26.0 million under the revolving line of credit and $84.8 million outstanding under the term loans. At September 30, 2000, $19.0 million of additional borrowings were available under the revolving credit portion of the bank credit facility.


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

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

     Pro forma revenues, net income, and diluted net income per share for the three and nine month periods ended September 30, 1999 and 2000, as if the transactions to dispose of DTI and acquire WMNS were consummated on January 1, 1999, are as follows:

                                                  Three months ended                                Nine months ended
                                                     September 30,                                     September 30,
                                     --------------------------------------------    -----------------------------------------------
                                              2000                    1999                    2000                       1999
                                     --------------------    --------------------    --------------------      ---------------------
Revenues                                    $71,007,773             $96,268,338            $212,533,961               $267,773,566
Net income                                  $   590,649             $ 3,741,146            $  6,216,939               $ 14,506,159
Diluted net income per share                $      0.02             $      0.19            $      (0.37)              $       0.72

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

                                                                           Three months                        Nine months
                                                                        ended September 30,                ended September 30,
                                                               ----------------------------------    ------------------------------
                                                                      2000               1999             2000             1999
                                                               ---------------     --------------    -------------    -------------
    Numerator:
     Net income attributable to common shareholders.........       $   212,131        $ 2,458,833     $  2,271,567      $ 5,918,241

     Plus: Income impact of assumed conversions -
       Preferred stock dividends and charges for
        accretion...........................................                --            377,651               --        1,132,306

       Interest on convertible debenture, net of tax........                --             96,451               --          263,853
                                                                  ------------     --------------    -------------    -------------
                                                                            --            474,102               --        1,396,159
                                                                  ------------     --------------    -------------    -------------
     Net income attributable to common shareholders
      assuming conversion...................................       $   212,131        $ 2,932,935     $  2,271,567      $ 7,314,400
                                                                  ============     ==============    =============    =============

    Denominator:
     Weighted-average shares outstanding....................        13,434,241         13,183,653       13,430,210       13,449,605

       Effect of dilutive securities:
       Incremental shares from assumed conversion of:
          Employee stock options............................            99,372            313,007          110,365          332,269
          Restricted stock awards...........................            58,689                  -           26,665                -
          Convertible redeemable preferred stock............                --          5,330,331               --        5,330,331
          Convertible debentures............................                --          1,381,575               --        1,381,575
                                                                  ------------     --------------    -------------    -------------
                                                                       158,061          7,024,913          137,030        7,044,175
                                                                  ------------     --------------    -------------    -------------
     Adjusted weighted average shares outstanding
      and assumed conversions...............................        13,592,302         20,208,566       13,567,240       20,493,780
                                                                  ============     ==============    =============    =============
    Basic earnings per share                                       $      0.02        $      0.19     $       0.17      $      0.44
                                                                  ============     ==============    =============    =============
    Diluted earning per share                                      $      0.02        $      0.15     $       0.17      $      0.36
                                                                  ============     ==============    =============    =============

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

     Options to purchase common stock of the Company at September 30, 2000 and 1999 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive are as follows:

                                                           Three months                                  Nine months
                                                       ended September 30,                           ended September 30,
                                           ------------------------------------------    ------------------------------------------
                                                    2000                   1999                   2000                   1999
                                           -------------------    -------------------    -------------------    -------------------
Options to purchase common stock                  778,300                328,300                778,300                328,300

6.   Segment reporting

     The Company has three primary segments: (i) commercial processing and disposal, (ii) federal services, and (iii) commercial services. Following the acquisition of WMNS, the Company has reorganized its reporting segments. Below is a brief description of each of the segments including WMNS:

1. Commercial Processing and Disposal (CPD) - The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and Memphis, Tennessee and the disposal site operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; steam reforming; and thermal desorption (prior to February, 2000). Commercial waste processing customers primarily include commercial nuclear utilities, governmental entities, and petrochemical companies. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

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

     The Company's segment information is as follows:

                                                          For the three months ended September 30, 2000
                                                                            (restated)
                                     -------------------------------------------------------------------------------------

                                           CPD              FS              CS          Unallocated Items     Consolidated
                                     -------------------------------------------------------------------------------------
Revenues from
  external customers                    $22,150,995     $28,983,526     $19,873,252           $         -      $71,007,773
Income from operations                    1,526,411       4,321,011         (67,917)                    -        5,779,505
Interest expense                                  -               -               -            (3,234,924)      (3,234,924)
Proportionate share
  of losses of joint
  ventures                                        -               -               -               (62,500)         (62,500)
Income tax expense                                -               -               -               435,432          435,432

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

                                                         For the three months ended September 30, 1999
                                                                           (restated)
                                     -------------------------------------------------------------------------------------
                                           CPD             FS              CS           Unallocated Items     Consolidated
                                     -------------------------------------------------------------------------------------
Revenues from
  external customers                    $21,751,738     $9,633,984     $13,318,012           $        -        $44,703,734
Income from operations                    4,194,320        855,359         715,802                    -          5,765,481
Interest expense                                  -              -               -             (948,674)          (948,674)
Proportionate share
  of losses of joint
  ventures                                        -              -               -              (50,000)           (50,000)
Income tax expense                                -              -               -            1,930,323          1,930,323


                                                      As of and for the nine months ended September 30, 2000
                                                                            (restated)
                                     -------------------------------------------------------------------------------------
                                           CPD              FS               CS         Unallocated Items     Consolidated
                                     -------------------------------------------------------------------------------------
Revenues from
  external customers                   $ 63,869,350    $51,593,457     $47,467,310          $         -       $162,930,117
Income from operations                    3,603,476      6,904,029         966,354                    -         11,473,859
Interest expense                                  -              -               -           (5,374,957)        (5,374,957)
Depreciation and
  amortization
  expense                                 4,393,004        535,870         678,091              711,595          6,318,560
Proportionate share
  of losses of joint
  ventures                                        -              -               -             (112,500)          (112,500)
Income tax expense                                -              -               -            2,289,934          2,289,934
Capital expenditure
  for additions to
  long-lived assets                       8,436,246        (15,460)      1,036,956            1,158,569         10,616,311
Total assets                            161,296,612     67,375,913      42,350,822           12,532,978        283,556,325

                                                     As of and for the nine months ended September 30, 1999
                                                                           (restated)
                                     -------------------------------------------------------------------------------------
                                           CPD              FS              CS          Unallocated Items     Consolidated
                                     -------------------------------------------------------------------------------------
Revenues from
  external customers                    $58,682,084    $27,692,162     $38,569,159          $         -       $124,943,405
Income from operations                    8,586,703      3,591,360       1,303,775                    -         13,481,838
Interest expense                                  -              -               -           (1,532,286)        (1,532,286)
Depreciation and
  amortization
  expense                                 3,231,413        153,212         582,628              127,428          4,094,681
Proportionate share
  of losses of joint
  ventures                                        -              -               -             (150,000)          (150,000)
Income tax expense                                -              -               -            4,749,005          4,749,005
Capital expenditure
  for additions to
  long-lived assets                       4,125,142         63,500         254,554              590,011          5,033,207
Total assets                             92,715,853     23,047,118      20,691,310           16,749,475        153,203,756

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements


7.   Restatement

     The Company incurred a substantial operating loss in 2000 principally as the result of operating problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter of 2000. The operational issues that resulted in the operating loss for 2000 caused the Company to undertake further review and analysis of its commercial waste processing operations. One element of determining revenue recognition and the related burial costs is the reconciliation of quarterly inventories of unprocessed waste to the deferred revenue and burial accrual amounts reported at each quarter end. The Company determined, in the course of its review, that full reconciliations of the quarterly inventories of unprocessed waste were not performed at each quarter end in 2000. The appropriate recording of revenues was further complicated by the high volumes of wastes and newly-implemented waste processing strategies. As a result of a review of adjustments made by the Company to its results in fourth quarter of 2000, the Company is restating its previously reported results for the three and nine months ended September 30, 2000 to more appropriately reflect such adjustments in the period in which they relate. As a result of the above, adjustments were made to the results for the nine months ended September 30, 2000 reducing revenues by $4,800,000 and increasing costs of revenues by $1,477,000. In addition, adjustments were made to the results for the nine months ended September 30, 2000 increasing selling, general and administrative expenses by $1,242,000 (related to stock compensation expense of $432,000, legal expenses related to the successful defense of a contract of $467,000 and certain other costs of $343,000 primarily related to compensation and benefit costs), increasing other expense, net related to the loss on abandonment of equipment of $1,330,000, increasing interest expense by $72,000 related to deferred financing costs and decreasing income tax expense by $3,550,000 for the income tax benefit of the above items.

     The Company also adjusted the results for the nine months ended
September 30, 1999 by reducing revenue $412,000 for the same reasons noted above. In addition, adjustments were made to the results for the nine months ended September 30, 1999 increasing selling, general and administrative expenses by $179,000 for legal expenses related to the successful defense of a contract and decreasing income tax expense by $222,000 for the income tax benefit of the above items.

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

     The results of operations for the nine months ended September 30, 2000 and September 30, 1999 have been restated. See Note 7 to the Notes to Condensed Consolidated Financial Statements.

Results of Operations

Three Months Ended September 30, 1999 As Compared To Three Months Ended September 30, 2000

     Revenues increased by $26.3 million, or 58.8%, from $44.7 million in 1999 to $71.0 million in 2000. The increase is comprised of revenue increases of $19.3 million in Federal Services, $6.6 million in Commercial Services, and $400,000 in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of $17.3 million in revenues from the federal services business of WMNS, which was acquired in June, 2000, and $2.0 million increase in other government waste processing and technical services revenues, which was primarily due to additional contract fees generated by the Hanford River Protection Project. The increase in Commercial Services is primarily due to the commercial operation of WMNS purchased in June, 2000. The increase in revenues from Commercial Processing and Disposal was primarily related to $4.1 million in revenues from the Barnwell South Carolina disposal site, which was acquired as part of WMNS, partially offset by the decrease of $3.8 million in revenues from the Company's DuraTherm business that was sold in February, 2000. There was a slight increase in revenues from the Company's low level radioactive waste processing facilities located in Tennessee.

     Gross profit increased $4.4 million, or 35.1%, from $12.9 million in 1999 to $17.4 million in 2000. The increase is comprised of $5.2 million in Federal Services and $2.2 million in Commercial Services, partially offset by a $3.0 million decrease in Commercial Processing and Disposal. The increase in gross profit from Federal Services is the result of a $3.4 million increase attributable to the acquisition of WMNS and a $1.8 million increase in other government waste processing and technical services fees from the Hanford River Protection Project. The increase in Commercial Services is primarily due to the commercial operations of WMNS acquired in June, 2000. The decrease in Commercial Processing and Disposal is due to a $1.0 million decrease in gross profit related to the sale of the Company's DuraTherm business in February, 2000 and a $4.1 million decrease in gross profit from the Tennessee facilities as a result of changes in waste mix processed, offset by a $2.2 million increase in gross profit resulting from commercial operation of WMNS purchased in June, 2000. As a percentage of revenues, gross profit decreased from 28.8% in 1999 to 24.5% in 2000.

     Selling, general and administrative expenses increased by $4.5 million, or 63.4%, from $7.1 million in 1999 to $11.6 million in 2000 primarily due to the acquisition of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general and administrative expenses increased from 15.9% in 1999 to 16.3% in 2000.

     The Company recognized other expense of $1.5 million during the three months ended September 30, 2000 relating to a loss on the abandonment of certain waste processing equipment previously held by its DuraChem joint venture with Waste Management, Inc.

     Interest expense, net increased by $2.3 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Frank W. Hake Associates LLC ("Hake") in June, 1999, as well as higher borrowing costs.

     Income taxes expense decreased $1.5 million from $1.9 million in 1999 to $435,000 million in 2000. The Company is accruing income taxes at full statutory rates.

Nine Months Ended September 30, 1999 As Compared To Nine Months Ended September 30, 2000

     Revenues increased by $38.0 million, or 30.4%, from $124.9 million in 1999 to $162.9 million in 2000. The increase is comprised of revenue increases of $23.9 million in Federal Services, $5.2 million in Commercial Processing and Disposal, and $8.9 million in Commercial Services. The increase in revenues from Federal Services is primarily the result of $21.1 million in revenues from the federal services business of WMNS acquired in June, 2000 and a $2.8 million increase in other government waste processing and technical services revenues, which was primarily due to additional contract fees generated by the Hanford River Protection Project. The increase in revenues from Commercial Processing and Disposal was primarily related to $4.3 million in revenues from the Barnwell South Carolina disposal site acquired as part of WMNS in June, 2000 and a $10.6 million increase at the Company's low level radioactive waste processing facilities located in Tennessee due to higher processing volume and change in waste mix, partially offset by the decrease of $9.7 million in the Company's DuraTherm business that was sold in February, 2000. The increase in Commercial Services is primarily due to the commercial operation of WMNS purchased in June, 2000.

     Gross profit increased $4.5 million, or 13.1%, from $33.9 million in 1999 to $38.4 million in 2000. The increase is comprised of $5.5 million in Federal Services and $1.9 million in Commercial Services, offset by a $2.9 million decrease in Commercial Processing and Disposal. The increase in gross profit from Federal Services is the result of a $4.1 million increase attributable of the acquisition of WMNS and a $1.4 million increase in other government waste processing and technical services from higher processing volume.

The decrease in Commercial Processing and Disposal is due to a $3.4 million decrease in the Tennessee facilities as the result of higher cost of processing and changes in waste mix at the Bear Creek facility and a $2.9 million decrease from, the Company's DuraTherm business that was sold in February, 2000, partially offset by $3.4 million increase from the Barnwell South Carolina disposal site acquired as part of WMNS in June, 2000.

     Selling, general and administrative expenses increased by $6.4 million, or 31.5%, from $20.5 million in 1999 to $26.9 million in 2000 primarily due to the acquisition of WMNS and activities supporting higher revenues. As a percentage of revenues, selling, general and administrative expenses increased from 16.4% in 1999 to 16.5% in 2000.

     During the nine months ended September 30, 2000, the Company recognized as other expense, net a $300,000 loss, which consisted of a $1.2 million gain on the disposition of assets from the sale of DuraTherm, Inc. and a $1.5 million loss on the abandonment of certain waste processing equipment previously held by its DuraChem joint venture with Waste Management, Inc.

     Interest expense, net increased by $3.8 million from 1999 to 2000. The increase was the result of increased borrowings required to fund working capital needs and the acquisitions of WMNS in June, 2000 and Hake in June, 1999, as well as higher borrowing costs.

     Income taxes decreased by $2.5 million from 1999 to 2000. The Company's effective tax rate was 39.6% in both 1999 and in 2000.

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

     The acquisition of WMNS was financed with borrowings under the bank credit facility. The applicable margin is determined based upon the Company's performance and was set at 3.25% for LIBOR based borrowings, and 2.25% for prime based borrowings during the first six months following the acquisition. Borrowings under the $40 million term loan bear an additional 0.5% interest. The term loans require aggregate quarterly principal payments of $7.8 million in 2000, $10.4 million in 2001, $10.4 million in 2002, $10.4 million in 2003, $15.1 million in 2004, $21.6 million in 2005, and $14.3 million in 2006. In addition, the Company is also required to prepay the term loans in an amount equal to 50% of excess cash flows, as defined. The bank credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At the time of the acquisition, the Company had borrowings of $90 million under the term loan and $6 million under the revolving line of credit. At September 30, 2000, the Company had $26.0 million under the revolving line of credit and $84.8 million outstanding under the term loans. At September 30, 2000, $19.0 million of additional borrowings were available under the revolving credit portion of the bank credit facility.

     The Company believes cash flows from operations and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend requirement of $320,000, for at least the next twelve months.

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