Form 10-Q
period 2001-03-31
DURATEK INC
filed 2001-05-15
CIK 785186

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2001

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

      Registrant's telephone number, including area code: (410) 312-5100



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes     X       No
                                                ---------      --------


Number of shares outstanding of each of the issuer's classes of common stock as of May 10, 2001:

Class of stock                                             Number of shares
--------------                                             ----------------
Common stock, par value $0.01 per share                       13,430,684

                        DURATEK, INC. AND SUBSIDIARIES



                               TABLE OF CONTENTS
                               -----------------

                                                                              PAGE
                                                                              ----
Part I   FINANCIAL INFORMATION
------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets as of March 31, 2001
           and December 31, 2000.............................................   2

         Condensed Consolidated Statements of Operations for the Three Months
           Ended March 31, 2001 and 2000......................................  3

         Condensed Consolidated Statement of Changes in Stockholders' Equity
           for the Three Months Ended March 31, 2001..........................  4

          Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000........................  5

          Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................... 10

Item 3.  Quantitative and Qualitative Information About Market Risk........... 12


Part II  OTHER INFORMATION
-------

Item 1.  Legal Proceedings.................................................... 13

Item 4.  Submission of Matters to a Vote of Securities Holders................ 13

Item 5.  Other Information.................................................... 13

Item 6.  Exhibits and Reports on Form 8-K..................................... 14

         Signatures........................................................... 15

Part I   FINANCIAL INFORMATION
------
Item 1.  Financial Statements

                         DURATEK, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                           (in thousands of dollars)

                                                                                          March 31,                 December 31,
                                                                                            2001                        2000
                                                                                       ---------------            ----------------
                                 ASSETS                                                  (unaudited)                    *
Current assets:
 Cash and cash equivalents.........................................................           $    552                    $    431
 Receivables, net..................................................................             55,808                      57,365
 Other accounts receivable.........................................................              4,604                       5,043
 Income tax recoverable............................................................              5,921                       6,516
 Costs and estimated earnings in excess of billings on uncompleted contracts.......             24,256                      24,436
 Prepaid expenses and other current assets.........................................              6,956                       7,687
 Deferred income taxes.............................................................                736                         736
                                                                                          ------------               -------------

  Total current assets.............................................................             98,833                     102,214

Property, plant and equipment, net.................................................             82,353                      82,598
Goodwill and other intangible assets, net..........................................             82,301                      83,139
Decontamination and decommissioning trust fund.....................................             18,143                      18,037
Other assets.......................................................................              9,336                       8,855
Deferred income taxes..............................................................              4,875                       3,857
                                                                                          ------------               -------------

                                                                                              $295,841                    $298,700
                                                                                          ============               =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt.................................................           $ 11,400                    $ 11,400
 Accounts payable..................................................................             20,843                      23,915
 Accrued expenses and other current liabilities....................................             52,071                      41,115
 Unearned revenues.................................................................              9,282                      12,742
 Waste processing and disposal liabilities.........................................              6,051                       8,797
                                                                                          ------------               -------------

  Total current liabilities........................................................             99,647                      97,969

Long-term debt.....................................................................             99,865                     102,265
Facility and equipment decontamination and decommissioning liabilities.............             29,100                      29,294
Other noncurrent liabilities.......................................................              2,481                       2,588
                                                                                          ------------               -------------

  Total liabilities................................................................            231,093                     232,116
                                                                                          ------------               -------------

Redeemable preferred stock
  (Liquidation value $15,726)......................................................             15,558                      15,499
                                                                                          ------------               -------------

Stockholders' equity:
 Common stock......................................................................                150                         150
 Capital in excess of par value....................................................             77,134                      77,134
 Accumulated deficit...............................................................            (17,943)                    (15,993)
 Treasury stock, at cost...........................................................             (9,275)                     (9,251)
 Deferred stock compensation.......................................................               (876)                       (955)
                                                                                          ------------               -------------

  Total stockholders' equity.......................................................             49,190                      51,085
                                                                                          ------------               -------------

                                                                                              $295,841                    $298,700
                                                                                          ============               =============

* The Consolidated Condensed Balance Sheet as of December 31, 2000 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Reported on Form 10-K for the year ended December 31, 2000.

See Notes to Condensed Consolidated Financial Statements.

                         DURATEK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

              (in thousands of dollars, except per share amounts)

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                ------------------------------------------------
                                                                                        2001                        2000
                                                                                --------------------        --------------------
                                                                                                   (unaudited)
Revenues...................................................................                  $66,455                     $41,013
Cost of revenues...........................................................                   54,525                      31,852
                                                                                --------------------        --------------------

Gross profit...............................................................                   11,930                       9,161

Selling, general and
  administrative expenses..................................................                   11,559                       6,949
                                                                                --------------------        --------------------

Income from operations.....................................................                      371                       2,212

Other income...............................................................                        -                       1,166
Interest expense, net......................................................                   (2,915)                       (801)
                                                                                --------------------        --------------------

Income (loss) before income taxes (benefit) and proportionate share of loss
 of joint venture..........................................................                   (2,544)                      2,577

Income taxes (benefit).....................................................                   (1,018)                      1,005
                                                                                --------------------        --------------------

Income (loss) before proportionate share of loss of joint venture..........                   (1,526)                      1,572

Proportionate share of loss of joint venture...............................                      (50)                        (25)
                                                                                --------------------        --------------------

Net income (loss)..........................................................                   (1,576)                      1,547

Preferred stock dividends and
 charges for accretion.....................................................                     (374)                       (377)
                                                                                --------------------        --------------------

Net income (loss) attributable to
 common shareholders.......................................................                  $(1,950)                    $ 1,170
                                                                                ====================        ====================

Basic net income (loss) per share..........................................                   $(0.15)                      $0.09
                                                                                ====================        ====================

Diluted net income (loss) per share........................................                   $(0.15)                      $0.08
                                                                                ====================        ====================

Basic weighted average common stock outstanding............................                   13,431                      13,427
                                                                                ====================        ====================

Diluted weighted average common stock and dilutive securities outstanding..                   13,431                      20,163
                                                                                ====================        ====================



See Notes to Condensed Consolidated Financial Statements.

                        DURATEK, INC. AND SUBSIDIARIES

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three Months ended March 31, 2001

                           (in thousands of dollars)






                             Common Stock         Capital                                    Deferred           Total
                       ------------------------ in Excess of    Accumulated    Treasury        Stock         Stockholders'
                            Shares      Amount    Par Value       deficit       Stock      Compensation         Equity
                       -----------------------------------------------------------------------------------------------------
                                                                     (Unaudited)

Balance,
 December 31, 2000          14,992,705     $150        $77,134      $(15,993)    $(9,251)           $(955)           $51,085

Net loss                             -        -              -        (1,576)          -                -             (1,576)

Amortization of deferred
 stock compensation                  -        -              -             -           -               79                 79

Other issuances of
 common stock                      137        -              -             -           -                -                  -

Treasury stock
 purchases                           -        -              -             -         (24)               -                (24)


Preferred dividends and
 charges for accretion               -        -              -          (374)          -                -               (374)
                       -----------------------------------------------------------------------------------------------------
Balance,
 March 31, 2001             14,992,842     $150        $77,134      $(17,943)    $(9,275)           $(876)           $49,190
                       =====================================================================================================



See Notes to Condensed Consolidated Financial Statements.

                        DURATEK, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                           (in thousands of dollars)

                                                                                                          Three months ended
                                                                                                               March 31,
                                                                                                ------------------------------------
                                                                                                      2001                 2000
                                                                                                ---------------     ----------------
                                                                                                             (unaudited)
Cash flows from operating activities:
 Net income (loss).........................................................................             $(1,576)           $ 1,547
 Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
   Depreciation and amortization...........................................................               2,862              1,500
   Stock compensation expense..............................................................                  79                  -
   Accrued interest on convertible debenture...............................................                   -                163
   Proportionate share of loss of joint venture............................................                  50                 25
   Gain on sale of DuraTherm, Inc..........................................................                   -             (1,166)
   Deferred income taxes...................................................................              (1,018)                 -
   Changes in operating assets and liabilities, net of effects from businesses disposed of in 2000:
       Receivables, net....................................................................               2,066             (1,292)
       Cost and estimated earnings in excess of billings...................................                 180               (746)
       Prepaid expenses and other current assets...........................................               1,327             (2,816)
       Net assets held for sale............................................................                   -               (175)
       Accounts payables, accrued expenses and other current liabilities...................               8,167              1,794
       Unearned revenues...................................................................              (3,460)             1,360
       Waste processing and disposal liabilities...........................................              (2,746)            (1,239)
       Facility and equipment decontamination and  decommissioning liabilities.............                (194)               204
       Other...............................................................................                (879)              (490)
                                                                                                ---------------     ----------------
  Net cash provided by (used in) operations................................................               4,858             (1,331)
                                                                                                ---------------     ----------------

Cash flows from investing activities:
 Additions to property, plant and equipment, net...........................................              (1,554)            (3,050)
 Proceeds from sale of DuraTherm, Inc., net of transaction costs...........................                   -              7,624
 Other.....................................................................................                (123)              (788)
                                                                                                ---------------     ----------------
  Net cash provided by (used in) investing activities......................................              (1,677)             3,786
                                                                                                ---------------     ----------------

Cash flows from financing activities:
 Short-term borrowings, net................................................................                   -             (1,000)
 Repayments of long-term debt..............................................................              (2,600)            (1,000)
 Preferred stock dividends.................................................................                (268)              (320)
 Repayments of capital lease obligations...................................................                (168)               (93)
 Treasury stock purchases..................................................................                 (24)                 -
                                                                                                ----------------     ---------------
  Net cash used in financing activities....................................................              (3,060)            (2,413)
                                                                                                ----------------     ---------------

Net change in cash and cash equivalents....................................................                 121                 42
Cash and cash equivalents at beginning of period...........................................                 431                 60
                                                                                                ---------------     ----------------
Cash and cash equivalents at end of period.................................................             $   552            $   102
                                                                                                ===============     ================



See notes to condensed consolidated financial statements.

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

              (in thousands of dollars, except per share amounts)

1.   PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of Duratek, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

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


2.   ACQUISITION

     On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $68,710 in cash including $1,960 of transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS was a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consisted primarily of three operating segments: (i) the Federal Services Division which provided radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the Commercial Services Division which provided radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operated a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets was allocated to goodwill and will be amortized over 30 years. Results of WMNS from the date of the acquisition are included in the Company's consolidated results or operations.


3.   SALE OF DURATHERM, INC.

     In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. ("DTI") to DuraTherm Group, Inc. for $8,300 in cash which was used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of $1,166 on the sale.

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

              (in thousands of dollars, except per share amounts)

4.   EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and convertible debentures that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2000 consists of the following:

                                                                                                   Three months
                                                                                                  ended March 31,
                                                                                       -----------------------------------
                                                                                              2001                2000
                                                                                       ---------------     ---------------
NUMERATOR:
 Net income (loss) attributable to common shareholders.............................            $(1,950)            $ 1,169

 Plus: Income impact of assumed conversions -
   Preferred stock dividends and charges for accretion.............................                  -                 378
   Interest on convertible debenture, net of tax...................................                  -                 100
                                                                                       ---------------     ---------------
                                                                                                     -                 478
                                                                                       ---------------     ---------------
 Net income (loss) attributable to common shareholders assuming conversion.........            $(1,950)            $ 1,647
                                                                                       ===============     ===============


DENOMINATOR:
 Weighted-average shares outstanding...............................................             13,431              13,427

 Effect of dilutive securities:
   Incremental shares from assumed conversion of:
     Employee stock options........................................................                  -                 103
     Convertible redeemable preferred stock........................................                  -               5,251
     Convertible debenture.........................................................                  -               1,382
                                                                                       ---------------     ---------------
                                                                                                     -               6,736
                                                                                       ---------------     ---------------
 Adjusted weighted average shares outstanding and assumed conversions..............             13,431              20,163
                                                                                       ===============     ===============
Basic earnings per share                                                                        $(0.15)              $0.09
                                                                                       ===============     ===============
Diluted earning per share                                                                       $(0.15)              $0.08
                                                                                       ===============     ===============

     Options to purchase common stock and other potentially dilutive securities of the Company at March 31, 2001 and 2000 that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 6,553 and 328, respectively.

                         DURATEK, INC. AND SUBSIDIARES

             Notes to Condensed Consolidated Financial Statements

              (in thousands of dollars, except per share amounts)

5.   SEGMENT REPORTING

     The Company has three primary segments:(i) Commercial Processing and Disposal, (ii) Federal Services, and (iii) Commercial Services. Following the acquisition of WMNS, the Company has reorganized its reporting segments. Below is a brief description of each of the segments including WMNS:

1. Commercial Processing and Disposal (CPD) - The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and its facility in Memphis, Tennessee and the disposal site operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; and steam reforming. Commercial waste processing customers primarily include commercial nuclear utilities and governmental entities. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

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

     The Company's segment information is as follows:

                                                     As of and for the three months ended March 31, 2001

                                                                                     Unallocated
                                               CPD         FS         CS                Items        Consolidated
                                          -----------------------------------------------------------------------
Revenues from external customers             $19,720     $26,529    $20,206              $     -          $66,455

Income from operations                        (5,097)      3,122      2,346                    -              371

Interest expense, net                              -           -          -               (2,915)          (2,915)

Depreciation and amortization
  expense                                      1,718         499        476                  169            2,862

Proportionate share of losses of joint
 venture                                           -           -          -                   50               50

Income tax benefit                                 -           -          -               (1,018)          (1,018)

Capital expenditure for additions to
 long-lived assets                               835          18        181                  520            1,554

Total assets                                 140,760      74,418     51,817               28,846          295,841

                        DURATEK, INC. AND SUBSIDIARIES

             Notes to Condensed Consolidated Financial Statements

              (in thousands of dollars, except per share amounts)

                                                     As of and for the three months ended March 31, 2000

                                                                                     Unallocated
                                              CPD         FS         CS                 Items       Consolidated
                                          ----------------------------------------------------------------------
Revenues from external customers            $ 20,187    $ 8,592    $12,234              $     -         $ 41,013

Income from operations                         1,289        724        199                    -            2,212

Gain on sale of DuraTherm, Inc.                    -          -          -                1,166            1,166

Interest expense, net                              -          -          -                 (801)            (801)

Depreciation and amortization
  expense                                      1,215         72        113                  100            1,500

Proportionate share of losses of joint
 venture                                           -          -          -                  (25)             (25)

Income tax expense                                 -          -          -                1,005            1,005

Capital expenditure for additions to
 long-lived assets                             2,729          -         25                  296            3,050

Total assets                                 103,990     15,312     24,774               13,579          157,655

6.   NEW ACCOUNTING PRONOUNCEMENT

     Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity (as amended by SFAS No. 138 with respect to certain interpretations) was effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives either as an asset or a liability in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. As the Company had no derivatives at the date of adoption or during the three months ended March 31, 2001, SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

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

     The Company incurred a substantial operating loss in 2000 principally as the result of operating problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter. The operational problems at the Company's Bear Creek and Memphis facilities also adversely affected the Company's results for the first quarter of 2001. The Company's management has been working to address the operational issues that resulted in the operating performance of the Company's commercial waste processing operations in the fourth quarter of 2000 and the first quarter of 2001. Among other things, the Company is working to strengthen management resources and reporting, implement personnel changes, modify waste processing, storage, transportation and burial methods and improve cost accounting systems utilized at its commercial waste processing locations. While management believes that these procedures will prevent reoccurrence of the events that led to losses in its commercial waste processing operations, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

     The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects; and the Company's waste receipts at its South Carolina disposal facility.

     On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. The acquired business is referred to as Waste Management Nuclear Services ("WMNS"). The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets has been allocated to goodwill and is being amortized over 30 years. Results of WMNS from the date of the acquisition are included in the Company's consolidated results.

Results of Operations

Three Months Ended March 31, 2000 As Compared To Three Months Ended March 31,
2001

     Revenues increased by $25.5 million, or 62.0%, from $41.0 million in 2000 as compared to $66.5 million in 2001. Revenues generated by the WMNS business during the period were $29.8 million. The increase in revenues is comprised of revenue increases of $18.0 million

                        DURATEK, INC. AND SUBSIDIARIES

in Federal Services and $8.0 million in Commercial Services, partially offset by a $500,000 decrease in revenues in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of $17.0 million in revenues from the federal services business of WMNS. The increase in revenues in Commercial Services is primarily the result of $9.7 million in revenues from the commercial business of WMNS, partially offset by a $1.3 million decrease in revenues from the computer consulting services business which was sold in November 2000, and a $400,000 decrease in consulting services to commercial utility customers. The decrease in revenues from Commercial Processing and Disposal is primarily the result of a $2.7 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities), and a $1.2 million decrease in revenues from the Company's DuraTherm business which was sold in February 2000, partially offset by $3.4 million in revenues from the Barnwell low-level radioactive waste disposal facility, which the Company acquired the operating rights to as part of the WMNS acquisition.

     Gross profit increased by $2.7 million, or 30.2%, from $9.2 million in 2000 as compared to $11.9 million in 2001. Gross profit generated from revenues from the WMNS business during the period was $8.2 million. The increase in gross profit is comprised of increases of $3.9 million in Federal Services and $4.2 million in Commercial Services, partially offset by a $5.4 million decrease in gross profit in Commercial Processing and Disposal. As a percentage of revenues, gross profit decreased from 22.3% in 2000 to 18.0% in 2001. The decline in gross profit percentage was caused by the operational problems at the Company's Bear Creek and Memphis facilities together with the higher percentage of revenues derived from Federal Services contracts which tend to have lower gross margins.

     The decrease in Commercial Processing and Disposal gross profit is primarily related to a $6.4 million decrease in gross profit from the Bear Creek and Memphis facilities. The decrease in gross profit at the Tennessee processing facilities was due to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the two commercial processing facilities. The decrease in gross profit in Commercial Processing and Disposal was also due to a $200,000 decrease in gross profit from the Company's DuraTherm business which was sold in February 2000. The decrease in gross profit was partially offset by a $1.2 million increase in gross profit from the operations of the Barnwell facility.

     The increase in gross profit from Federal Services is primarily the result of $2.8 million in gross profit from the federal services business acquired from WMNS and a $1.1 million increase in gross profit from other government waste processing and technical services contracts. The increase in gross profit from Commercial Services is the result of $4.2 million in gross profit from the commercial services business acquired from WMNS.

     Selling, general and administrative expenses increased by $4.7 million, or 66.3%, from $6.9 million in 2000 to $11.6 million in 2001. Selling, general and administrative expenses for the period attributable to the WMNS business acquired were approximately $4.8 million. As a percentage of revenues, selling, general and administrative expenses increased from 16.9% in 2000 to 17.4% in 2001.

     Interest expense, net increased by $2.1 million from 2000 to 2001. The increase was the result of increased borrowings to fund working capital needs and the acquisition of WMNS.

     Income taxes decreased from an expense of $1.0 million in 2000 to a benefit of $1.0 million in 2001 as a result of the Company's operating loss. The Company's effective tax rate for 2001 was 40.0% compared with 39.0% in 2000.

Liquidity and Capital Resources

     The Company generated $4.9 million in cash flows from operating activities. The cash flow from operating activities was generated primarily from cash flow generated from operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the

                       DURATEK, INC. AND SUBSIDIARIES

amounts agreed to with the State. On an annual basis, following the State's year end of June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the three months ended March 31, 2001, the Company had collected approximately $7.6 million from customers of the waste disposal facility that will be remitted to the State in July 2001. The remaining $2.7 million decrease is primarily due to an increase in the use of working capital for operations.

     The Company used approximately $1.7 million in cash flows for investing activities, including approximately $1.5 million for purchases of property and equipment.

     The Company has a bank credit facility (the credit facility) which provides for borrowings of up to $135.0 million. The credit facility consists of a five-year $45.0 million revolving line of credit, including $15.0 million for standby letters of credit, a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and can range from 2.5% to 3.5% for LIBOR based borrowings and from 1.5% to 2.5% for prime based borrowings. Borrowings under the $40.0 million term loan bear an additional 0.5% interest. As of March 31, 2001, outstanding borrowings of $58.5 million were bearing interest at LIBOR plus 3.25% (9.69%) and outstanding borrowings of $39.6 million were bearing interest at LIBOR plus 3.75% (10.19%). The credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At March 31, 2001, the Company had $18.5 million outstanding under the revolving line of credit, $79.6 million outstanding under the term loans and $4.8 million in outstanding letters of credit.

     As of December 31, 2000, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On April 16, 2001, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2001. Under the amendment, until such time as the Company is in compliance with the original covenants in the credit agreement, there will be a 0.5% increase in the applicable margin on all borrowings, a reduction in the amount available under the revolving line of credit portion of the credit facility to $35.0 million through December 31, 2001 and $27.5 million and thereafter and prohibitions against acquisitions and payments of preferred stock dividends. At March 31, 2001, after effect of the amendment, $11.2 million of additional borrowings were available under the revolving credit portion of the credit facility.

     The Company believes cash flows from operations and, if necessary, borrowings available under the credit facility will be sufficient to meet its operating needs, for at least the next twelve months.

Item 3.  Quantitative and Qualitative Information about Market Risk

     The Company's major market risk relates to changing interest rates. At March 31, 2001 the Company had floating rate long-term debt of $99.9 million and floating rate short-term debt of $11.4 million. Average outstanding borrowings under the bank credit facility were $16.3 million during the three months ended March 31, 2001. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

                        DURATEK, INC. AND SUBSIDIARIES

PART II   OTHER INFORMATION
-------


Item 1.   Legal Proceedings

     Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a discussion of legal proceedings.


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

     The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the Company's ability to implement new waste processing strategies in a timely and cost effective manner; the Company's ability to control its commercial waste processing operating costs; the Company's ability to integrate acquired businesses, including the Company's most recent acquisition of WMNS; the acceptance and implementation of its waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and other customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new waste treatment projects and the duration of such projects; and the timing of outage support projects and other large technical support services projects at its customers' facilities.

                        DURATEK, INC. AND SUBSIDIARIES

Item 6.   Exhibits and Reports on Form 8-K

          a.    Exhibits
                --------

                See accompanying Index to Exhibits.

          b.    Reports
                -------

                None

                        DURATEK, INC. AND SUBSIDIARIES

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              DURATEK, INC.



Dated:  May 15, 2001          BY: /s/ Robert F. Shawver
                                 ----------------------------
                                 Robert F. Shawver
                                 Executive Vice President and
                                 Chief Financial Officer



Dated:  May 15, 2001          BY: /s/ William M. Bambarger
                                 --------------------------
                                 William M. Bambarger
                                 Controller

                        DURATEK, INC. AND SUBSIDIARIES

EXHIBITS INDEX
--------------

 Exhibit No.
 -----------

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

                        DURATEK, INC. AND SUBSIDIARIES

 Exhibit No.
 -----------

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

 10.12 Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0-14292)

 10.13        1999 GTS Duratek, Inc. Stock Option and Incentive Plan.
              Incorporated herein by reference to Exhibit A of the Registrant's 2000 Proxy Statement. (File No. 0-14292)

 10.14 First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. (File No. 0-14292)