Form 10-Q
period 2001-06-30
DURATEK INC
filed 2001-08-06
CIK 785186

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

       Registrant's telephone number, including area code: (410) 312-5100



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---


Number of shares outstanding of each of the issuer's classes of common stock as of July 24, 2001:

CLASS OF STOCK                                                 NUMBER OF SHARES
--------------------------------------------------------------------------------
Common stock, par value $0.01 per share                           13,467,252

                         DURATEK, INC. AND SUBSIDIARIES



                                TABLE OF CONTENTS
                                -----------------

                                                                                                                    PAGE
                                                                                                                    ----
PART I     FINANCIAL INFORMATION
------
Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.........................  2

           Condensed Consolidated Statements of Operations for the Three and Six Months Ended
                    June 30, 2001 and 2000.........................................................................  3

           Condensed Consolidated Statement of Changes in Stockholders' Equity for the Six Months Ended
                    June 30, 2001..................................................................................  4

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
                    June 30, 2001 and 2000.........................................................................  5

           Notes to Condensed Consolidated Financial Statements....................................................  6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations................... 11

Item 3.    Quantitative and Qualitative Information about Market Risk.............................................. 14


PART II    OTHER INFORMATION
-------
Item 1.    Legal Proceedings...................................................................................... 15

Item 4.    Submission of Matters to a Vote of Securities Holders.................................................. 15

Item 5.    Other Information...................................................................................... 16

Item 6.    Exhibits and Reports on Form 8-K....................................................................... 17

           Signatures............................................................................................. 18


PART I   FINANCIAL INFORMATION
------
Item 1.  Financial Statements


                                               DURATEK, INC. AND SUBSIDIARIES

                                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   (in thousands of dollars)


                                                                                                    June 30,     December 31,
                                                                                                      2001           2000
                                                                                                 -------------   ------------
                                            ASSETS                                                (unaudited)         *
Current assets:
   Cash and cash equivalents ................................................................     $   3,777      $     431
   Receivables, net .........................................................................        73,338         57,365
   Other accounts receivable ................................................................         3,102          5,043
   Income tax recoverable ...................................................................          --            6,516
   Costs and estimated earnings in excess of billings on uncompleted contracts...............        22,476         24,436
   Prepaid expenses and other current assets ................................................         7,942          7,687
   Deferred income taxes ....................................................................           736            736
                                                                                                  ---------      ---------
     Total current assets ...................................................................       111,371        102,214

Property, plant and equipment, net ..........................................................        81,592         82,598
Goodwill and other intangible assets, net ...................................................        80,614         83,139
Decontamination and decommissioning trust fund ..............................................        18,074         18,037
Other assets ................................................................................        10,272          8,855
Deferred income taxes .......................................................................         3,900          3,857
                                                                                                  ---------      ---------
                                                                                                  $ 305,823      $ 298,700
                                                                                                  =========      =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ........................................................     $  11,400      $  11,400
   Accounts payable .........................................................................        17,976         23,915
   Accrued expenses and other current liabilities ...........................................        79,532         41,115
   Unearned revenues ........................................................................        10,974         12,742
   Waste processing and disposal liabilities ................................................         8,532          8,797
                                                                                                  ---------      ---------
     Total current liabilities ..............................................................       128,414         97,969

Long-term debt ..............................................................................        78,968        102,265
Facility and equipment decontamination and decommissioning liabilities.......................        29,235         29,294
Other noncurrent liabilities ................................................................         2,392          2,588
                                                                                                  ---------      ---------
   Total liabilities ........................................................................       239,009        232,116
                                                                                                  ---------      ---------
Redeemable preferred stock (Liquidation value $15,726) ......................................        15,617         15,499
                                                                                                  ---------      ---------
Stockholders' equity:
   Preferred stock - $.01 par value; authorized 4,840,000 shares; none issued ...............          --             --
   Common stock - $.01 par value; authorized 35,000,000 shares; issued 15,042,944 in 2001 and
     14,992,705 shares in 2000 ..............................................................           150            150
   Capital in excess of par value ...........................................................        77,087         77,134
   Accumulated deficit ......................................................................       (15,969)       (15,993)
   Treasury stock, at cost, 1,566,358 shares in 2001 and 1,562,158 shares in 2000............        (9,275)        (9,251)
   Deferred stock compensation ..............................................................          (796)          (955)
                                                                                                  ---------      ---------
     Total stockholders' equity .............................................................        51,197         51,085
                                                                                                  ---------      ---------
                                                                                                  $ 305,823      $ 298,700
                                                                                                  =========      =========


* The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

See Notes to Condensed Consolidated Financial Statements.



                                                    DURATEK, INC. AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         (in thousands of dollars, except per share amounts)



                                                                      Three months ended                    Six months ended
                                                                            June 30,                             June 30,
                                                                --------------------------------    -------------------------------
                                                                     2001              2000              2001              2000
                                                                --------------    --------------    --------------     ------------
                                                                           (unaudited)                        (unaudited)
Revenues .................................................        $  74,647         $  50,909         $ 141,102         $  91,922
Cost of revenues .........................................           55,661            39,037           110,186            70,889
                                                                  ---------         ---------         ---------         ---------
Gross profit .............................................           18,986            11,872            30,916            21,033

Selling, general and administrative expenses .............           11,867             8,390            23,427            15,339
                                                                  ---------         ---------         ---------         ---------
Income from operations ...................................            7,119             3,482             7,489             5,694

Other income .............................................              169              --                 170             1,166
Interest expense, net ....................................           (3,291)           (1,339)           (6,206)           (2,140)
                                                                  ---------         ---------         ---------         ---------

Income before income taxes and proportionate share of
  loss of joint venture...................................            3,997             2,143             1,453             4,720

Income taxes .............................................            1,599               849               581             1,854
                                                                  ---------         ---------         ---------         ---------

Income before proportionate share of loss of
  joint venture...........................................            2,398             1,294               872             2,866

Proportionate share of loss of joint venture .............              (50)              (25)             (100)              (50)
                                                                  ---------         ---------         ---------         ---------

Net income ...............................................            2,348             1,269               772             2,816

Preferred stock dividends and charges for accretion ......             (374)             (378)             (748)             (755)
                                                                  ---------         ---------         ---------         ---------
Net income attributable to common shareholders ...........        $   1,974         $     891         $      24         $   2,061
                                                                  =========         =========         =========         =========

Basic earnings per share .................................        $    0.15         $    0.07         $    0.00         $    0.15
                                                                  =========         =========         =========         =========

Diluted earnings per share ...............................        $    0.13         $    0.07         $    0.00         $    0.15
                                                                  =========         =========         =========         =========

Basic weighted average common stock outstanding...........           13,423            13,429            13,420            13,428
                                                                  =========         =========         =========         =========

Diluted weighted average common stock and dilutive
  securities outstanding .................................           18,746            13,579            13,506            13,555
                                                                  =========         =========         =========         =========


See Notes to Condensed Consolidated Financial Statements.


                                                 DURATEK, INC. AND SUBSIDIARIES

                              CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       AS OF JUNE 30, 2001

                                        (in thousands of dollars, except share amounts)




                                     Common Stock           Capital                                     Deferred        Total
                                 ---------------------   in Excess of     Accumulated    Treasury        Stock       Stockholders'
                                     Shares     Amount     Par Value        Deficit        Stock      Compensation      Equity
                                 ------------- ------- ---------------- -------------- ----------- ----------------- -------------
                                                                               (Unaudited)
Balance,
   December 31, 2000...........    14,992,705    $150       $77,134       $(15,993)      $(9,251)        $(955)         $51,085
Net income.....................          --        --            --            772            --            --              772
Amortization of deferred stock
   compensation................          --        --            --             --            --           159              159
Other issuances of common
   stock.......................        50,239      --           239             --            --            --              239
Adjustment related to stock
   option exercises............          --        --          (286)            --            --            --             (286)
Treasury stock purchases.......          --        --            --             --           (24)           --              (24)
Preferred dividends and
   charges for accretion.......          --        --            --           (748)           --            --             (748)
                                   -------------------------------------------------------------------------------------------------
Balance,
   June 30, 2001...............    15,042,944    $150       $77,087       $(15,969)      $(9,275)        $(796)         $51,197
                                   =================================================================================================










See Notes to Condensed Consolidated Financial Statements.


                                                  DURATEK, INC. AND SUBSIDIARIES

                                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     (in thousands of dollars)



                                                                                                          Six months ended
                                                                                                              June 30,
                                                                                                    ------------------------------
                                                                                                        2001             2000
                                                                                                    --------------    ------------
                                                                                                              (unaudited)
Cash flows from operating activities:
   Net income ................................................................................         $    772          $  2,816
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization .........................................................            6,532             3,258
       Stock compensation expense ............................................................              159                91
       Proportionate share of loss of joint venture ..........................................              100                50
       Accrued interest on convertible debenture .............................................             --                 356
       Gain on sale of DuraTherm, Inc. .......................................................             --              (1,166)
       Changes in operating assets and liabilities, net of effects from businesses disposed of in 2000:
             Receivables, net ................................................................          (13,940)               58
             Cost and estimated earnings in excess of billings ...............................            1,961            (5,378)
             Prepaid expenses and other current assets .......................................            6,618            (4,156)
             Retention .......................................................................           (1,802)             --
             Net assets held for sale ........................................................             --                (175)
             Accounts payables, accrued expenses and other current liabilities................           33,335             9,764
             Unearned revenues ...............................................................           (1,768)              911
             Waste processing and disposal liabilities .......................................             (265)           (2,021)
             Facility and equipment decontamination and  decommissioning liabilities..........              (60)              382
             Other ...........................................................................             (211)            1,129
                                                                                                       --------          --------
     Net cash provided by operations .........................................................           31,431             5,919
                                                                                                       --------          --------
Cash flows from investing activities:
   Additions to property, plant and equipment, net ...........................................           (2,853)           (7,057)
   Proceeds from sale of DuraTherm, Inc., net of transaction cost.............................             --               7,624
   Acquisition of Waste Management Nuclear Services, net of cash acquired ....................             --             (66,989)
   Other .....................................................................................             (133)           (1,098)
                                                                                                       --------          --------
     Net cash used in investing activities ...................................................           (2,986)          (67,520)
                                                                                                       --------          --------

Cash flows from financing activities:
   Short-term borrowings, net ................................................................             --               2,000
   Proceeds from borrowings under long-term debt .............................................           29,500            73,800
   Repayments of long-term debt ..............................................................          (53,200)           (3,600)
   Deferred financing costs ..................................................................             (648)           (3,013)
   Repayments of capital lease obligations ...................................................             (459)             --
   Preferred stock dividends .................................................................             (268)             (640)
   Treasury stock purchases ..................................................................              (24)             --
                                                                                                       --------          --------
     Net cash provided by (used in) financing activities .....................................          (25,099)           68,547
                                                                                                       --------          --------

Net increase in cash and cash equivalents ......................................................          3,346             6,946
Cash and cash equivalents at beginning of period .............................................              431                60
                                                                                                       --------          --------
Cash and cash equivalents at end of period ...................................................         $  3,777          $  7,006
                                                                                                       ========          ========




See Notes to Condensed Consolidated Financial Statements.

                         DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


1.       PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements of Duratek, Inc. and its wholly owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

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


2.       ACQUISITION

         On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $68.7 million in cash including $1.9 million of transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS was a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consisted primarily of three operating segments: (i) the Federal Services Division which provided radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the Commercial Services Division which provided radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operated a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets was allocated to goodwill and will be amortized over 30 years. Results of WMNS from the date of the acquisition are included in the Company's consolidated results of operations.


3.       SALE OF DURATHERM, INC.

         In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. ("DTI") to DuraTherm Group, Inc. for $8.3 million in cash which was used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of $1.2 million on the sale.

                         DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


4.       EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and convertible debentures that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2000 consists of the following (in thousands of dollars, except per share amounts):


                                                                                 Three months                    Six months
                                                                                ended June 30,                 ended June 30,
                                                                          ----------------------------   ---------------------------
                                                                             2001            2000            2001            2000
                                                                          ------------    ------------   ------------    -----------
NUMERATOR:
   Net income attributable to common shareholders...................       $ 1,974         $   891         $    24        $ 2,061

   Plus: Income impact of assumed conversions -
      Preferred stock dividends and charges for accretion...........           374               -               -              -
                                                                         -----------     -----------     -----------    -----------
   Net income attributable to common shareholders
      assuming conversion............................................      $ 2,348         $   891         $    24        $ 2,061
                                                                         ===========     ===========     ===========    ===========
DENOMINATOR:
   Weighted-average shares outstanding...............................       13,423          13,429          13,420         13,428

   Effect of dilutive securities:
      Incremental shares from assumed conversion of:
         Employee stock options......................................           13             128              19            115
         Restricted stock ...........................................           59              22              67             12
         Convertible redeemable preferred stock......................        5,251               -               -              -
                                                                         -----------     -----------     -----------    -----------
                                                                             5,323             150              86            127
                                                                         -----------     -----------     -----------    -----------
   Adjusted weighted average shares outstanding and
      assumed conversions............................................       18,746          13,579          13,506         13,555
                                                                         ===========     ===========     ===========    ===========
Basic earnings per share ............................................      $  0.15         $  0.07         $  0.00        $  0.15
                                                                         ===========     ===========     ===========    ===========
Diluted earnings per share ..........................................      $  0.13         $  0.07         $  0.00        $  0.15
                                                                         ===========     ===========     ===========    ===========

          Options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 1,303 and 7,186 for the three and six months ended June 30, 2001 and 2000, respectively.

                         DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


5.        SEGMENT REPORTING

          The Company has three primary segments:(i) Commercial Processing and Disposal, (ii) Federal Services, and (iii) Commercial Services. During the second quarter of 2001, the Company realigned some of its operating units within each reporting segment. The impact of these changes are not significant and all figures represented have been revised to be consistent with all periods presented. Below is a brief description of each of the segments, including the WMNS businesses acquired from WMI:

1. COMMERCIAL PROCESSING AND DISPOSAL (CPD) - The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and its facility in Memphis, Tennessee. The disposal site is operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; and steam reforming. Commercial waste processing customers primarily include commercial nuclear utilities and governmental entities. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

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

         The Company's segment information is as follows (in thousands of dollars):

                                                                       For the three months ended June 30, 2001

                                                                                                  Unallocated
                                                  CPD               FS                CS             items            Consolidated
                                              -------------   --------------    -------------- ------------------  -----------------
Revenues from external customers               $ 24,684          $ 28,818         $ 21,145         $   --            $ 74,647

Income (loss) from operations                      (971)            5,593            2,497             --               7,119

Interest expense, net                              --                --               --             (3,291)           (3,291)

Proportionate share of losses of joint
     venture                                       --                --               --                (50)              (50)

Income taxes                                       --                --               --              1,599             1,599


                         DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



                                                                       For the three months ended June 30, 2000

                                                                                                  Unallocated
                                                  CPD              FS               CS              items            Consolidated
                                              -------------   -------------    -------------   ----------------  -------------------
Revenues from external customers               $ 22,261         $ 13,789         $ 14,859         $   --              $ 50,909

Income from operations                            1,153            1,828              501             --                 3,482

Interest expense, net                              --               --               --             (1,339)             (1,339)

Proportionate share of losses of joint
     venture                                       --               --               --                (25)                (25)

Income taxes                                       --               --               --                849                 849



                                                                   As of and for the six months ended June 30, 2001

                                                                                                     Unallocated
                                                  CPD                FS                CS               items          Consolidated
                                              -------------    -------------      ------------     --------------     --------------
Revenues from external customers               $  44,892          $  55,029         $  41,181         $    --            $ 141,102

Income (loss) from operations                     (6,623)             8,563             5,549              --                7,489

Interest expense, net                               --                 --                --              (6,206)            (6,206)

Depreciation and amortization
  expense                                          3,386                971               841             1,334              6,532

Proportionate share of losses of joint
     venture                                        --                 --                --                (100)              (100)

Income taxes                                        --                 --                --                 581                581

Capital expenditure for additions to
     long-lived assets
                                                   1,713                136               343               661              2,853

Total assets                                     153,697             78,320            46,725            27,081            305,823

                         DURATEK, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



                                                                   As of and for the six months ended June 30, 2000

                                                                                                     Unallocated
                                                    CPD              FS                CS               items          Consolidated
                                              ---------------- ----------------  ---------------- ------------------  --------------
Revenues from external customers                  $ 42,378        $22,122           $27,422         $      -              $91,922

Income from operations                               2,413          2,507               774                -                5,694

Gain on sale of DuraTherm                                -              -                 -            1,166                1,166

Interest expense, net                                    -              -                 -           (2,140)              (2,140)

Depreciation and amortization
  expense                                            2,505            165               289              299                3,258

Proportionate share of losses of joint
     venture                                             -              -                 -              (50)                 (50)

Income taxes                                             -              -                 -            1,854                1,854

Capital expenditure for additions to
     long-lived assets
                                                     6,555             24                60              418                7,057

Total assets                                       152,012         75,750            29,540           24,813              282,115



6.       NEW ACCOUNTING PRONOUNCEMENTS

         Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, (as amended by SFAS No. 138 with respect to certain interpretations) was effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives either as an asset or a liability in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. As the Company had no derivatives at the date of adoption or during the six months ended June 30, 2001, SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

         SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company is currently evaluating the impact that SFAS No. 141 will have on its consolidated financial statements.

         SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill will no longer be amortized to expense. Instead, goodwill will be measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including pro forma net income and earnings per share for all periods presented. The Company is currently evaluating the impact that SFAS No. 142 will have on its consolidated financial statements.

                         DURATEK, INC. AND SUBSIDIARIES



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
OVERVIEW

         Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) Commercial Processing and Disposal; (ii) Federal Services; and (iii) Commercial Services. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee ("Bear Creek facility") and the Disposal site is operated in Barnwell, South Carolina. The Company's Federal Services segment provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE") and other government entities. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts that are accounted for using the percentage-of-completion method of accounting. The Company's Commercial Services segment provides technical support services, that are generally provided pursuant to multi-year cost plus fixed fee or time and materials contracts that are also accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance. Revenue under commercial waste processing agreements is recognized as waste is processed.

         The Company incurred a substantial operating loss in 2000 primarily as a result of operational problems experienced at the Company's Bear Creek and Memphis facilities during the fourth quarter. The operational problems at these facilities also adversely affected the Company's results for the first two quarters of 2001. The Company's management has been aggressively working to address these operational issues. Among other things, the Company has strengthened management resources and reporting, implemented personnel changes, modified waste processing, storage, transportation and burial methods and improved cost accounting systems utilized at its commercial waste processing locations. While management believes that these efforts will prevent reoccurrence of the events that led to losses in its commercial waste processing operations, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

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

                         DURATEK, INC. AND SUBSIDIARIES



Results of Operations

Three Months Ended June 30, 2000 As Compared To Three Months Ended June 30, 2001

         Revenues for the Company increased by $23.7 million, or 46.6%, from $50.9 million in 2000 to $74.6 million in 2001. Excluding the impact of the WMNS businesses, revenue for the period decreased by $1.4 million, or 3.2%. Federal Services revenue increased by $15.0 million, or 109.0%, from $13.8 million in the second quarter of 2000 to $28.8 million in the second quarter of 2001. This increase is primarily the result of a $12.0 million increase in revenues from the federal services business of WMNS and $4.0 million in revenue recognized from the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Commercial Services revenue increased by $6.3 million, or 42.3%, from $14.8 million in the second quarter of 2000 to $21.1 million in the second quarter of 2001. This increase is primarily the result of a $7.9 million increase in revenues from the Commercial Services business of WMNS and an increase in revenues of $1.3 million from decontamination and decommissioning services, partially offset by a $2.2 million decrease in revenues from the technical support services business which was sold in April 2001 and a $1.1 million decrease in revenues from the computer consulting services business which was sold in November 2000. Commercial Processing and Disposal revenue increased by $2.4 million, or 10.9%, from $22.3 million in the second quarter of 2000 to $24.7 million in the second quarter of 2001. This increase is primarily the result of a $3.8 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition, and a $1.4 million increase in revenues from the waste processing business of WMNS, partially offset by a $2.7 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities).

         Gross profit for the Company increased by $7.1 million, or 59.9%, from $11.9 million in 2000 to $19.0 million in 2001. As a percentage of revenues, gross profit increased to 25.4% in 2001 from 23.3% in 2000. Gross profit generated from the WMNS businesses during the period increased gross profit by $5.8 million in the second quarter of 2001 from the same period in 2000. Gross profit from Federal Services increased by $6.2 million, or 167.7%, from $3.7 million in the second quarter of 2000 to $9.9 million in 2001. This increase is primarily the result of increases in gross profit from the federal services business of WMNS and a gain of $3.7 million on the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Gross profit from Commercial Services increased by $2.2 million, or 61.8%, from $3.6 million in the second quarter of 2000 to $5.8 million in 2001. This increase is primarily the result of increases in gross profit from the commercial services business of WMNS. Gross profit from Commercial Processing and Disposal decreased by $1.3 million, or 28.1%, from $4.6 million in the second quarter of 2000 to $3.3 million in 2001. This decrease is primarily related to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the Company's two commercial processing facilities. The decrease in gross profit from Commercial Processing and Disposal was partially offset by a $0.4 million increase in gross profit from the waste processing business of WMNS.

         Selling, general and administrative expenses increased by $3.5 million, or 41.4%, from $8.4 million in 2000 to $11.9 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 16.5% in 2000 to 15.9% in 2001. Selling, general and administrative expenses attributable to the WMNS businesses accounted for $3.4 million of this increase.

         Interest expense, net of interest income, increased by $2.0 million from $1.3 million in the second quarter of 2000 to $3.3 million in 2001. The increase was the result of the acquisition of WMNS and increased borrowings to fund working capital needs.

         Income taxes increased from $0.8 million in 2000 to $1.6 million in 2001. The Company's effective tax rate was 39.6% and 40.0% in 2000 and 2001, respectively.

                         DURATEK, INC. AND SUBSIDIARIES



Six Months Ended June 30, 2000 As Compared To Six Months Ended June 30, 2001

          Revenues for the Company increased by $49.2 million, or 53.5%, from $91.9 million in 2000 to $141.1 million in 2001. Excluding the impact of the WMNS businesses, revenue for the period decreased by $5.4 million, or 6.3%. Federal Services revenue increased by $32.9 million, or 148.8%, from $22.1 million in 2000 to $55.0 million in 2001. This increase is primarily the result of a $28.9 million increase in revenues from the federal services business of WMNS and $4.0 million in revenue recognized for the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Commercial Services revenue increased by $13.8 million, or 50.2%, from $27.4 million in 2000 to $41.2 million in 2001. This increase is primarily the result of a $16.5 million increase in revenues from the Commercial Services business of WMNS, an increase in revenues of $2.0 million from decontamination and decommissioning services, and an increase of $1.5 million from transportation services, partially offset by a $3.6 million decrease in revenues from the technical support services business which was sold in April 2001 and a $2.5 million decrease in revenues from the computer consulting services business which was sold in November 2000. Commercial Processing and Disposal revenue increased by $2.5 million, or 5.9%, from $42.4 million in 2000 to $44.9 million in 2001. This increase is primarily the result of a $7.1 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition and a $2.0 million increase in revenues from the waste processing business of WMNS, partially offset by a $5.4 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities) and a $1.2 million decrease in revenue from the Company's DuraTherm business which was sold in February 2000.

         Gross profit for the Company increased by $9.9 million, or 47.1%, from $21.0 million in 2000 to $30.9 million in 2001. As a percentage of revenues, gross profit decreased to 21.9% in 2001 from 22.9% in 2000. Gross profit generated from the acquisition of the WMNS businesses during the period increased gross profit by $14.0 million in 2001 from the same period in 2000. Gross profit from Federal Services increased by $10.0 million, or 170.7%, from $5.8 million in 2000 to $15.8 million in 2001. This increase is primarily the result of increases in gross profit from the federal services business of WMNS and a gain of $3.7 million on the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Gross profit from Commercial Services increased by $6.4 million, or 99.9% from $6.4 million in 2000 to $12.8 million in 2001. This increase is primarily the result of increases in gross profit from the commercial services business of WMNS, partially offset by a small decrease in gross profit from the computer consulting services business that was sold in November 2000. Gross profit from Commercial Processing and Disposal decreased by $6.5 million, or 73.4%, from $8.8 million in 2000 to $2.3 million in 2001. This decrease is primarily related to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the two commercial processing facilities. The decrease in gross profit from Commercial Processing and Disposal was partially offset by a $1.2 million increase in gross profit from the waste processing business of WMNS.

         Selling, general and administrative expenses increased by $8.1 million, or 52.7%, from $15.3 million in 2000 to $23.4 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 16.7% in 2000 to 16.5% in 2001. Selling, general and administrative expenses attributable to the acquisition of the WMNS business accounted for $6.5 million of this increase, with the additional increases attributable to higher costs incurred for professional services, marketing costs, and insurance expense.

         Interest expense, net of interest income, increased by $4.1 million from $2.1 million in 2000 to $6.2 million in 2001. The increase was the result of the acquisition of WMNS and increased borrowings to fund working capital needs.

         Income taxes decreased from $1.9 million in 2000 to $0.6 million in 2001. The Company's effective tax rate was 39.3% and 40.0% in 2000 and 2001, respectively.

                         DURATEK, INC. AND SUBSIDIARIES



Liquidity and Capital Resources

          The Company generated $31.4 million in cash flows from operating activities. The cash flow from operating activities was generated primarily from cash flow generated from operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed with the State. On an annual basis, following the State's fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the fiscal twelve months ended June 30, 2001, the Company had collected approximately $45.0 million net from customers of the waste disposal facility that was remitted to the State in July 2001. The Company's cash flows generated from the operations of the Barnwell facility were partially offset by approximately $13.6 million used in its other operations.

         The Company used approximately $3.0 million in cash flows for investing activities, including approximately $2.9 million for purchases of property and equipment.

         The Company has a bank credit facility (the credit facility) which provides for borrowings of up to $130.0 million. The credit facility, as amended, consists of a five-year $40.0 million revolving line of credit, including $15.0 million for standby letters of credit, a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and can range from 4.0% to 4.5% for LIBOR based borrowings and 2.5% for prime based borrowings. Borrowings under the $40.0 million term loan bear an additional 0.5% interest. As of June 30, 2001, outstanding borrowings of $37.5 million were bearing interest at LIBOR plus 4.0% (7.71%) and outstanding borrowings of $39.5 million were bearing interest at LIBOR plus 4.5% (8.21%). The credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. At June 30, 2001, the Company had no borrowings outstanding under the revolving line of credit, $77.0 million outstanding under the term loans and $2.1 million in outstanding letters of credit.

         As of December 31, 2000, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On April 16, 2001, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2001. Under the amendment, until such time as the Company is in compliance with the original covenants of the credit agreement, there will be a 0.5% increase in the applicable margin on all borrowings, a reduction in the amount available under the revolving line of credit portion of the credit facility to $35.0 million through December 31, 2001 and $27.5 million thereafter and prohibitions against acquisitions and payments of preferred stock dividends. At June 30, 2001, after effect of the amendment, $32.9 million of additional borrowings were available under the revolving credit portion of the credit facility. As of June 30, 2001, the Company was in compliance with all applicable financial and technical covenants included in the credit agreement, as amended.

         The Company believes cash flows from operations and, if necessary, borrowings available under the credit facility will be sufficient to meet its operating needs, for at least the next twelve months.


Item 3.  Quantitative and Qualitative Information about Market Risk

         The Company's major market risk relates to changing interest rates. At June 30, 2001 the Company had floating rate long-term debt of $90.4 million and no outstanding floating rate short-term debt. Average outstanding borrowings under the bank credit facility were $9.0 million during the six months ended June 30, 2001. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

                         DURATEK, INC. AND SUBSIDIARIES


PART II   OTHER INFORMATION


Item 1.            Legal Proceedings

         On June 22, 2001, the Company and two of its executive officers were sued in federal district court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company's response to the complaint is not yet due. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

         On June 22, 2001, the Company filed suit against BNFL, Inc. ("BNFL") in the Circuit Court for Fairfax County, Virginia. The Company alleges that BNFL breached a Settlement Agreement dated April 20, 2001, under which BNFL was to make a $3.0 million payment to the Company on or before May 28, 2001. The suit asks for actual and punitive damages resulting from BNFL's failure to make the required payment, plus attorney's fees. BNFL has not yet answered the Company's allegations although the Company expects that it will oppose the suit.

         On July 11, 2001, BNFL sued the Company in the Circuit Court for Howard County, Maryland. BNFL's suit alleges that "acts of default" have occurred under a Debenture issued by the Company to BNFL on November 7, 1995, therefore accelerating the Company's obligation to repay a $10.0 million loan from BNFL. BNFL's suit seeks repayment of the $10.0 million loan plus accrued interest and attorneys' fees. The Company believes BNFL's claims are without merit and intends to vigorously defend itself in this litigation. The Company also intends to assert counterclaims against BNFL in the amount of approximately $3.8 million, unrelated to the Company's claims in its lawsuit against BNFL.

         Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a discussion on other legal proceedings.

Item 4.            Submission of Matters to a Vote of Securities Holders

         At the Company's Annual Meeting of Stockholders held on June 8, 2001, the following matters were voted upon:

                a. Daniel A. D'Aniello, Earle C. Williams, and Dr. Francis J. Harvey were elected to serve as directors of the Company by the convertible preferred stockholders for a one-year term. Admiral James D. Watkins, George V. McGowan, and Robert E. Prince were elected to serve as directors for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

               For the directors elected by the preferred and common stockholders, voting together as a single class, the votes are shown below:

                                                   For                Against
                                                ----------         ------------
                Admiral James D. Watkins        17,392,626               -
                George V. McGowan               17,332,831               -
                Robert E. Prince                17,117,067               -

                b. The proposal to approve the Duratek, Inc. 2000 Employee Stock Purchase Plan was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 12,858,230 for and 758,512 against this proposal.

                c. The proposal to reappoint KPMG LLP as the Company's independent auditors for the year ending December 31, 2001 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 17,532,174 for and 32,912 against this proposal.

                         DURATEK, INC. AND SUBSIDIARIES


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

                   None

                         DURATEK, INC. AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DURATEK, INC.



Dated:   August 6, 2001             BY: /s/ ROBERT F. SHAWVER
                                        ----------------------------
                                        Robert F. Shawver
                                        Executive Vice President and
                                        Chief Financial Officer



Dated:   August 6, 2001             BY: /s/ WILLIAM M. BAMBARGER
                                        -----------------------------
                                        William M. Bambarger
                                        Controller

                         DURATEK, INC. AND SUBSIDIARIES


EXHIBITS INDEX

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

3.2                   By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1
                      Registration Statement No. 33-2062.

4.1                   Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23,
                      1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on February 1,
                      1995. (File No. 0-14292)

4.2                   Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle
                      International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P. Carlyle-GTSD
                      Partners II, L.P. and GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24,
                      1995. Incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on February 1,
                      1995. (File No. 0-14292)

4.3                   Stockholders Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle International
                      Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD
                      Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent Development
                      Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the
                      Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4                   Registration Rights Agreement by and among GTS Duratek, Inc., Carlyle Partners II, L.P., Carlyle
                      International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners,
                      Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P. and GTS Duratek, Inc. and National Patent
                      Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the
                      Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.5                   Convertible Debenture issued by GTS Duratek, Inc., General Technical Services, Inc. and GTS Instrument
                      Services Incorporated to BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 4.5 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No.
                      0-14292)

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

                         DURATEK, INC. AND SUBSIDIARIES



EXHIBIT NO.
-----------

10.14                 First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First
                      Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the
                      Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001.
                      (File No. 0-14292)
