Form 10-Q
period 2001-09-30
DURATEK INC
filed 2001-11-14
CIK 785186

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/x/	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001

OR

/ /	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-14292

DURATEK, INC.
 (Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2476180 (I.R.S. Employer Identification No.)
10100 Old Columbia Road, Columbia, Maryland (Address of principal executive offices)	21046 (Zip Code)

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

Number of shares outstanding of each of the issuer's classes of common stock as of November 2, 2001:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,487,691

DURATEK, INC. AND SUBSIDIARIES

Part I Financial Information

Item 1. Financial Statements

DURATEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands of dollars)

	September 30, 2001	December 31, 2000
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,705	$431
Receivables, net	59,700	57,365
Other accounts receivable	3,571	5,043
Income tax recoverable	—	6,516
Costs and estimated earnings in excess of billings on uncompleted contracts	24,486	24,436
Prepaid expenses and other current assets	7,330	7,687
Deferred income taxes	737	736

Total current assets	97,529	102,214
Property, plant and equipment, net	80,233	82,598
Goodwill and other intangible assets, net	79,712	83,139
Decontamination and decommissioning trust fund	18,586	18,037
Other assets	9,886	8,855
Deferred income taxes	3,857	3,857

	$289,803	$298,700

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$11,400	$11,400
Short-term borrowings	6,239	—
Accounts payable	20,805	23,915
Accrued expenses and other current liabilities	35,128	41,115
Unearned revenues	9,373	12,742
Waste processing and disposal liabilities	6,580	8,797

Total current liabilities	89,525	97,969
Long-term debt	100,448	102,265
Facility and equipment decontamination and decommissioning liabilities	29,974	29,294
Other noncurrent liabilities	2,278	2,588
Deferred income taxes	27	—

Total liabilities	222,252	232,116

Redeemable preferred stock (Liquidation value $16,698)	15,676	15,499

Stockholders' equity:
Preferred stock – $.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock – $.01 par value; authorized 35,000,000 shares; issued 15,053,608 in 2001 and 14,992,705 shares in 2000	151	150
Capital in excess of par value	77,140	77,134
Accumulated deficit	(15,424)	(15,993)
Treasury stock, at cost, 1,576,658 shares in 2001 and 1,562,158 shares in 2000	(9,276)	(9,251)
Deferred stock compensation	(716)	(955)

Total stockholders' equity	51,875	51,085

	$289,803	$298,700

*
The Condensed Consolidated Balance Sheet as of December 31, 2000 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(unaudited)		(unaudited)
Revenues	$67,397	$71,008	$208,499	$162,930
Cost of revenues	50,430	53,057	160,616	122,928

Gross profit	16,967	17,951	47,883	40,002
Selling, general and administrative expenses	12,719	12,172	36,146	28,528

Income from operations	4,248	5,779	11,737	11,474
Other income (expense)	(11)	(1,456)	159	(290)
Interest expense, net	(2,429)	(3,235)	(8,636)	(5,375)

Income before income taxes and proportionate share of loss of joint venture	1,808	1,088	3,260	5,809
Income taxes	837	435	1,418	2,290

Income before proportionate share of loss of joint venture	971	653	1,842	3,519
Proportionate share of loss of joint venture	(50)	(62)	(150)	(113)

Net income	921	591	1,692	3,406
Preferred stock dividends and charges for accretion	(374)	(379)	(1,123)	(1,134)

Net income attributable to common shareholders	$547	$212	$569	$2,272

Basic earnings per share	$0.04	$0.02	$0.04	$0.17

Diluted earnings per share	$0.04	$0.02	$0.04	$0.17

Basic weighted average common stock outstanding	13,479	13,434	13,446	13,430

Diluted weighted average common stock and dilutive securities outstanding	13,561	13,592	13,502	13,567

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2001
(in thousands of dollars, except share amounts)

	Common Stock		Capital in Excess of Par Value			Deferred Stock Compensation
				Accumulated Deficit	Treasury Stock		Total Stockholders' Equity!2]
	Shares	Amount

	(unaudited)
Balance, December 31, 2000	14,992,705	$150	$77,134	$(15,993)	$(9,251)	$(955)	$51,085
Net income	—	—	—	1,692	—	—	1,692
Amortization of deferred stock compensation	—	—	—	—	—	239	239
Other issuances of common stock	60,903	1	292	—	—	—	293
Adjustment related to stock option exercises	—	—	(286)	—	—	—	(286)
Treasury stock purchases	—	—	—	—	(25)	—	(25)
Preferred dividends and charges for accretion	—	—	—	(1,123)	—	—	(1,123)

Balance, September 30, 2001	15,053,608	$151	$77,140	$(15,424)	$(9,276)	$(716)	$51,875

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands of dollars)

	Nine months ended September 30,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net income	$1,692	$3,406
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,787	6,319
Charge for asset impairment	—	1,456
Stock compensation expense	239	364
Proportionate share of loss of joint venture	150	113
Accrued interest on convertible debenture	—	555
Gain on sale of DuraTherm, Inc.	—	(1,166)
Changes in operating assets and liabilities, net of effects from businesses disposed of in 2000:
Receivables, net	(907)	(4,777)
Cost and estimated earnings in excess of billings	(50)	(6,902)
Prepaid expenses and other current assets	7,229	(5,792)
Other assets	(1,722)	—
Net assets held for sale	—	161
Accounts payables, accrued expenses and other current liabilities	(8,314)	1,559
Unearned revenues	(3,369)	326
Waste processing and disposal liabilities	(2,217)	(3,250)
Facility and equipment decontamination and decommissioning liabilities	147	1,029
Other	60	—

Net cash provided by (used in) operations	2,725	(6,599)

Cash flows from investing activities:
Additions to property, plant and equipment, net	(3,747)	(10,616)
Proceeds from sale of DuraTherm, Inc., net of transaction costs	—	7,624
Acquisition of Waste Management Nuclear Services, net of cash acquired	—	(66,989)
Other	(19)	(3,016)

Net cash used in investing activities	(3,766)	(72,997)

Cash flows from financing activities:
Short-term borrowings, net	6,239	17,000
Proceeds from borrowings under long-term debt	66,500	90,000
Repayments of long-term debt	(68,800)	(22,400)
Repayments of capital lease obligations	(684)	(483)
Deferred financing costs	(648)	(3,166)
Preferred stock dividends	(268)	(960)
Treasury stock purchases	(24)	—

Net cash provided by financing activities	2,315	79,991

Net increase in cash and cash equivalents	1,274	395
Cash and cash equivalents at beginning of period	431	60

Cash and cash equivalents at end of period	$1,705	$455

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

    All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included. Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results. Certain reclassifications have been made to prior period financial statements in order to conform to the presentation used in the 2001 interim financial statements. The information contained in the interim financial statements should be read in conjunction with the Company's latest Annual Report on Form 10-K filed with the Securities and Exchange Commission.

2.  Acquisition

    On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all of the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $68.7 million in cash including $1.9 million of transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility. The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS was a leader in providing low-level radioactive waste management services for the commercial industry and the federal government. WMNS consisted primarily of three operating segments: (i) the Federal Services Division which provided radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the Commercial Services Division which provided radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the Commercial Processing and Disposal Division which operated a commercial low-level radioactive waste disposal facility at Barnwell, South Carolina. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets was allocated to goodwill and is being amortized over 30 years. Results of WMNS from the date of the acquisition are included in the Company's consolidated results of operations.

3.  Sale of DuraTherm, Inc.

    In February 2000, the Company completed the sale of its 80% interest in DuraTherm, Inc. ("DTI") to DuraTherm Group, Inc. for $8.3 million in cash which was used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of $1.2 million on the sale.

4.  Goodwill and Other Intangible Assets

    Goodwill is attributable to several acquisitions made by the Company. Goodwill is being amortized on a straight-line basis over a 30-year period. Other intangible assets include an intangible asset relating to the operating rights for the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the WMNS acquisition. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility.

5.  Earnings per share

    Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and convertible debentures that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 consists of the following (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Numerator:
Net income attributable to common shareholders	$547	$212	$569	$2,272
Plus: Income impact of assumed conversions —
Preferred stock dividends and charges for accretion	—	—	—	—

Net income attributable to common shareholders assuming conversion	$547	$212	$569	$2,272

Denominator:
Weighted-average shares outstanding	13,479	13,434	13,446	13,430
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	39	99	26	110
Restricted stock	43	59	30	27

	82	158	56	137

Adjusted weighted average shares outstanding and assumed conversions	13,561	13,592	13,502	13,567

Basic earnings per share	$0.04	$0.02	$0.04	$0.17

Diluted earnings per share	$0.04	$0.02	$0.04	$0.17

    Options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 6,573 and 7,411 for the three and nine months ended September 30, 2001 and 2000, respectively.

6.  Segment reporting

    The Company has three primary segments: (i) Commercial Processing and Disposal, (ii) Federal Services, and (iii) Commercial Services. During the second quarter of 2001, the Company realigned some of its operating units within each reporting segment. The impact of these changes was not significant and all figures represented have been revised to be consistent with all periods presented. Below is a brief description of each of the segments, including the WMNS businesses acquired from WMI:

1.
Commercial Processing and Disposal (CPD)—The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and its facility in Memphis, Tennessee. The disposal site is operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration; compaction; metal decontamination and recycling; vitrification; and steam reforming. Commercial waste processing customers primarily include commercial nuclear utilities and governmental agencies. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

2.
Federal Services (FS)—The Company provides on-site waste processing services on large government projects for the DOE and other governmental agencies. The on-site waste processing services provided by the Company on DOE projects include program development, project management, waste characterization, on-site waste treatment, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste, selected technical support services, and site clean up.

3.
Commercial Services (CS)—The Company's technical support services encompass engineers, consultants and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

    The Company's segment information is as follows (in thousands of dollars):

	For the three months ended September 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$21,551	$29,842	$16,004	$—	$67,397
Income (loss) from operations	(615)	3,230	1,633	—	4,248
Interest expense, net	—	—	—	(2,429)	(2,429)
Proportionate share of losses of joint venture	—	—	—	(50)	(50)
Income taxes	—	—	—	837	837

	For the three months ended September 30, 2000
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$22,417	$28,757	$19,834	$—	$71,008
Income from operations	969	4,291	519	—	5,779
Interest expense, net	—	—	—	(3,235)	(3,235)
Proportionate share of losses of joint venture	—	—	—	(62)	(62)
Income taxes	—	—	—	435	435
	As of and for the nine months ended September 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$66,443	$84,871	$57,185	$—	$208,499
Income (loss) from operations	(7,239)	11,793	7,183	—	11,737
Interest expense, net	—	—	—	(8,636)	(8,636)
Depreciation and amortization expense	5,238	1,492	1,303	1,754	9,787
Proportionate share of losses of joint venture	—	—	—	(150)	(150)
Income taxes	—	—	—	1,418	1,418
Capital expenditure for additions to long-lived assets	2,218	105	700	724	3,747
Total assets	139,912	85,753	42,124	22,014	289,803

	As of and for the nine months ended September 30, 2000
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$64,795	$50,878	$47,257	$—	$162,930
Income from operations	3,382	6,798	1,294	—	11,474
Interest expense, net	—	—	—	(5,375)	(5,375)
Depreciation and amortization expense	4,600	536	471	712	6,319
Proportionate share of losses of joint venture	—	—	—	(113)	(113)
Income taxes	—	—	—	2,290	2,290
Capital expenditure for additions to long-lived assets	8,436	(15)	1,037	1,158	10,616
Total assets	166,088	67,376	37,559	12,533	283,556

7.  New accounting pronouncements

    Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activity, (as amended by SFAS No. 138 with respect to certain interpretations) was effective for the Company on January 1, 2001. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and requires an entity to recognize all derivatives either as an asset or a liability in the balance sheet and measure those instruments at fair value. These fair value adjustments are to be included either in the determination of net income or as a component of other comprehensive income, depending on the nature of the transaction. As the Company had no derivatives at the date of adoption or during the nine months ended September 30, 2001, SFAS No. 133, as amended, did not have a material impact on the Company's consolidated financial statements.

    SFAS No. 141, Business Combinations, became effective for the Company on July 1, 2001. SFAS No. 141 prohibits the use of the pooling-of-interests method for business combinations occurring after June 30, 2001, and establishes accounting and reporting standards for business combinations accounted for under the purchase accounting method. SFAS No. 141 provides criteria for the measurement and recognition of goodwill and other acquired intangible assets. The Company has not transacted a business combination since the adoption of this statement, therefore, there has been no material impact on the Company's consolidated financial statements.

    SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill will no longer be amortized to expense. Instead, goodwill will be measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including pro forma net income and earnings per share for all periods presented. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $70.6 million and unamortized identifiable intangible assets in the amount of $8.1 million, both of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.7 million and $2.6 million for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

    SFAS No. 143, Accounting for Asset Retirement Obligations, will become effective for the Company on January 1, 2003. SFAS No. 143 provides criteria for the measurement and recognition of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the impact that SFAS No. 143 will have on its consolidated financial statements.

    SFAS No. 144, Impairment on Disposal of Long-Lived Assets, will become effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The Company is currently evaluating the impact that SFAS No. 144 will have on its consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations

Overview

    Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) Commercial Processing and Disposal; (ii) Federal Services; and (iii) Commercial Services. Commercial waste processing operations are provided primarily at the Company's Bear Creek low-level radioactive waste processing facility located in Oak Ridge, Tennessee ("Bear Creek Facility") and the Company's facility in Memphis, Tennessee. The Company's disposal site is operated in Barnwell, South Carolina. The Company's Federal Services segment provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE") and other government agencies. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts that are accounted for using the percentage-of-completion method of accounting. The Company's Commercial Services segment provides technical support services, that are generally provided pursuant to multi-year cost plus fixed fee or time and materials contracts that are also accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials and the indirect costs related to contract performance. Revenue under commercial waste processing agreements is recognized as waste is processed.

    The Company incurred a substantial operating loss in 2000 primarily as a result of operational problems experienced at the Company's Bear Creek Facility and the Company's Memphis facility during the fourth quarter of 2000. The operational problems at these facilities also adversely affected the Company's results for the first three quarters of 2001. The Company's management is aggressively addressing these operational issues. Among other things, the Company has strengthened management resources and reporting, implemented personnel changes, modified waste processing, storage, transportation and burial methods and improved cost accounting systems utilized at its commercial waste processing facilities. While management believes that these efforts will prevent reoccurrence of the events that led to losses in its commercial waste processing operations, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

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

Results of Operations

Three Months Ended September 30, 2000 As Compared To Three Months Ended September 30, 2001

    Revenues for the Company decreased by $3.6 million, or 5.1%, from $71.0 million in 2000 to $67.4 million in 2001. Commercial Services revenue decreased by $3.8 million, or 19.3%, from $19.8 million in the third quarter of 2000 to $16.0 million in the third quarter of 2001. This decrease was primarily the result of a $3.4 million decrease in revenues from the technical support services business which was sold in April 2001, a $1.6 million decrease in revenues from large component transportation due to the completion of several large contracts, and a $0.8 million decrease in revenues from the computer consulting services business which was sold in November 2000. These decreases were partially offset by a $2.2 million increase in revenues from site decontamination and decommissioning due to a one-time special project and an increase in revenues from an existing contract, and a slight increase in revenues from transportation services. Commercial Processing and Disposal revenue decreased by $0.8 million, or 3.9%, from $22.4 million in the third quarter of 2000 to $21.6 million in the third quarter of 2001. This decrease was primarily the result of a $0.8 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities) primarily due to a change in the processed waste mix and lower processing volume and a $0.4 million decrease in revenues from the waste processing business acquired from WMNS. Partially offsetting these decreases was a $0.2 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition. Federal Services revenue increased by $1.0 million, or 3.8%, from $28.8 million in the third quarter of 2000 to $29.8 million in the third quarter of 2001. This increase was primarily the result of increased scope on existing contracts and new contract awards which resulted in approximately $3.0 in revenue increases, offset by a $2.0 million decrease in revenue from a decrease in the fee share percentage on a contract in 2001. This contract has been extended for six years.

    Gross profit for the Company decreased by $1.0 million, or 5.5%, from $18.0 million in 2000 to $17.0 million in 2001. As a percentage of revenues, gross profit decreased from 25.3% in 2000 to 25.2% in 2001. Gross profit from Federal Services decreased by $1.0 million, or 12.8%, from $7.8 million in the third quarter of 2000 to $6.8 million in the third quarter of 2001. This decrease was primarily the result of an increase in the billable costs and lower margins recognized under the new fiscal year contract based on a decrease in the fee share percentage. Gross profit from Commercial Processing and Disposal decreased by $0.5 million, or 11.7%, from $4.6 million in the third quarter of 2000 to $4.1 million in the third quarter 2001. This decrease was primarily attributable to the revenue decrease at the Company's processing facilities located in Tennessee and from the waste processing business acquired from WMNS. Offsetting this decrease was $0.4 million recognized on recovery against a contract claim. Gross profit from Commercial Services increased by $0.5 million, or 10.1%, from $5.5 million in the third quarter of 2000 to $6.0 million in the third quarter of 2001. This increase in gross profit was primarily the result of a $0.6 million increase from liquid waste processing and a $0.4 million increase from transportation services, partially offset by a $0.4 million decrease from the technical support services business which was sold in April 2001 and a $0.2 million decrease from the computer consulting services business which was sold in November 2000.

    Selling, general and administrative expenses increased by $0.5 million, or 4.5%, from $12.2 million in the third quarter of 2000 to $12.7 million in the third quarter of 2001. As a percentage of revenues, selling, general and administrative expenses increased from 17.1% in the third quarter of 2000 to 18.9% in the third quarter of 2001 primarily attributable to higher personnel expense and professional service fees, which include bank consultant fees.

    Interest expense, net of interest income, decreased by $0.8 million from $3.2 million in the third quarter of 2000 to $2.4 million in the third quarter 2001. The decrease was the result of the lower average borrowings and lower interest rates.

    Income taxes increased from $0.4 million in 2000 to $0.8 million in 2001. The Company's effective tax rate was 40.0% and 46.3% in 2000 and 2001, respectively. The increase in the tax rate was due to an increase in non-deductible expenses for income tax purposes.

Nine Months Ended September 30, 2000 As Compared To Nine Months Ended September 30, 2001

    Revenues for the Company increased by $45.6 million, or 28.0%, from $162.9 million in 2000 to $208.5 million in 2001. This increase was primarily due to the integration of the WMNS business which was acquired on June 8, 2000. Federal Services revenue increased by $34.0 million, or 66.8%, from $50.9 million in 2000 to $84.9 million in 2001. This increase was primarily due to the integration of the WMNS business. In addition, Federal Services' revenue increased due to $4.0 million in revenue recognized for the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site, $5.2 million related to increased scope on existing contracts and new contract awards, partially offset by a $4.0 million decrease in revenue from a decrease in the fee share percentage on a contract in 2001. This contract has been extended for six years. Commercial Services revenue increased by $9.9 million, or 21.0%, from $47.3 million in 2000 to $57.2 million in 2001. This increase was primarily due to the integration of the WMNS business. In addition, Commercial Services revenue increased due to an increase in revenues of $4.9 million from decontamination and decommissioning services, an increase of $2.3 million from transportation services, and a $0.5 million increase from miscellaneous activities, partially offset by a $6.7 million decrease in revenues from the technical support services business which was sold in April 2001 and a $3.3 million decrease in revenues from the computer consulting services business which was sold in November 2000. Commercial Processing and Disposal revenue increased by $1.6 million, or 2.5%, from $64.8 million in 2000 to $66.4 million in 2001. This increase was primarily the result of a $7.3 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition, and a $1.7 million increase in revenues from the waste processing business of WMNS, partially offset by a $6.2 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities) primarily due to a change in the processed waste mix and lower processing volume and a $1.2 million decrease in revenue from the Company's DuraTherm business which was sold in February 2000.

    Gross profit for the Company increased by $7.9 million, or 19.7%, from $40.0 million in 2000 to $47.9 million in 2001. This increase was primarily due to the integration of the WMNS business. As a percentage of revenues, gross profit decreased from 24.6% in 2000 to 23.0% in 2001. Gross profit from Federal Services increased by $9.0 million, or 65.7%, from $13.6 million in 2000 to $22.6 million in 2001. This increase was primarily due to the integration of the WMNS business. In addition, a gain of $3.7 million was recognized on the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site, and an increase of $2.2 million related to increased scope on existing contracts and new contract awards, offset by an approximate $1.7 million decrease relating to an increase in billable costs on a contract. Gross profit from Commercial Services increased by $7.0 million, or 58.2% from $11.9 million in 2000 to $18.9 million in 2001. This increase was primarily due to the integration of the WMNS business, and a $0.8 million increase from transportation services, partially offset by a $1.0 million decrease in gross profit from the computer consulting services business that was sold in November 2000. Gross profit from Commercial Processing and Disposal decreased by $8.0 million, or 55.6%, from $14.4 million in 2000 to $6.4 million in 2001. This decrease was primarily related to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the Company's two commercial processing facilities. Offsetting this decrease was $0.4 million recognized on recovery against a contract claim. The decrease in gross profit from Commercial Processing and Disposal was partially offset by a $1.1 million increase in gross profit from the Barnwell low-level radioactive waste disposal facility and $0.5 million from the waste processing business of WMNS.

    Selling, general and administrative expenses increased by $7.6 million, or 26.7%, from $28.5 million in 2000 to $36.1 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 17.5% in 2000 to 17.3% in 2001. Selling, general and administrative expenses attributable to the acquisition of the WMNS business accounted for $9.4 million of this increase, with the additional increases attributable to higher personnel expense and professional service fees, which include bank consultant fees, partially offset by a decrease in costs incurred for the technical support services business which was sold in April 2001 and the computer consulting services business which was sold in November 2000.

    Interest expense, net of interest income, increased by $3.2 million from $5.4 million in 2000 to $8.6 million in 2001. The increase was the result of the acquisition of WMNS and increased borrowings to fund working capital needs.

    Income taxes decreased from $2.3 million in 2000 to $1.4 million in 2001. The Company's effective tax rate was 39.4% and 43.5% in 2000 and 2001, respectively. The increase in the tax rate was due to an increase in non-deductible expenses for income tax purposes.

Liquidity and Capital Resources

    The Company generated $2.7 million in cash flows from operating activities during the nine months ended September 30, 2001. Cash flow from operating activities include activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed with the State. On an annual basis, following the State's fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the nine months ended September 30, 2001, the Company had collected approximately $44.7 million net from customers of the waste disposal facility and remitted to the State approximately $45.00 million in July 2001. The Company's cash flows used from the operations of the Barnwell facility were partially offset by approximately $3.0 million generated in its other operations.

    The Company used approximately $3.8 million in cash flows for investing activities, including approximately $3.7 million for purchases of property and equipment during the nine months ended September 30, 2001.

    In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the Department of Energy Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and Waste Management, Inc. ("WMI"), WMI will provide up to $11.9 million in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract. As of September 30, 2001, the Company had borrowings of $6.2 million under the project financing agreement. If necessary, additional borrowings will be used to fund the project. Cash generated from the project will be used to repay the borrowing under the project financing agreement. Refer to the Company's Form 8-K filing on June 22, 2000 for the terms and conditions of this financing agreement.

    The Company has a bank credit facility (the credit facility), as amended, which provides for borrowings of up to $120.0 million. The credit facility, as amended to date, consists of a five-year $30.0 million revolving line of credit, including $15.0 million for standby letters of credit, a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based upon the Company's performance and can range from 4.0% to 4.5% for LIBOR based borrowings and is 2.5% for prime rate based borrowings. Borrowings under the $40.0 million term loan bear an additional 0.5% interest. The credit facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common stock. As of September 30, 2001, outstanding term loan borrowings of $35.0 million were bearing interest at LIBOR plus 4.0% (6.6%) and outstanding term loan borrowings of $39.4 million were bearing interest at LIBOR plus 4.5% (7.1%). At September 30, 2001, the Company had $24.0 million in borrowings outstanding under the revolving line of credit, $74.4 million outstanding under the term loans and $4.1 million in outstanding letters of credit.

    As of December 31, 2000, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On April 16, 2001, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2001. Under the April 2001 amendment, until such time as the Company is in compliance with the original covenants of the credit agreement, there is a 0.5% increase in the applicable margin on all borrowings, a reduction in the amount available under the revolving line of credit portion of the credit facility to $35.0 million through December 31, 2001 and $27.5 million thereafter and prohibitions against acquisitions and payments of preferred stock dividends. At September 30, 2001, the Company had accrued but unpaid dividends on its outstanding 8% Cumulative Convertible Redeemable Preferred Stock of $0.9 million.

    As of September 30, 2001, the Company was not in compliance with a certain financial covenant and other covenants included in the credit agreement, as amended. On November 14, 2001, the credit agreement was further amended to waive all non-compliance for the period ended September 30, 2001. Under the November 2001 amendment, the amount of available borrowing under the revolving line of credit portion of the credit facility was reduced to $30.0 million through December 31, 2001 from $35.0 million. As a result of the April 2001 amendment, the amount of available borrowing under the revolving line of credit portion of the credit facility decreased to $27.5 million after December 31, 2001. At November 14, 2001, $6.9 million of additional borrowings were available under the revolving credit facility.

    While the November 2001 amendment waived all existing non-compliance under the credit agreement at September 30, 2001, it did not amend any covenants for any period after September 30, 2001. Although the Company believes at the present time that it will be in compliance with the covenants in the credit agreement, there can be no assurance that the Company will not be in breach of certain financial and other covenants included in the credit agreement at December 31, 2001 or thereafter. In such case, the Company would be required to seek additional waivers or amendments to the credit agreement to cure any non-compliance. If the Company is unable to obtain any necessary waivers or amendments to the credit agreement or, if the terms of such waivers or amendments are unfavorable to the Company, the Company's liquidity and capital resources may be materially adversely affected.

    Provided that the Company can remain in compliance with its credit agreement or, if necessary, obtain waivers or amendments on terms that are favorable to the Company, the Company believes that cash flows from operations and borrowings available under its credit facility will be sufficient to meet its operating needs for at least the next twelve months.

Item 3. Quantitative and Qualitative Information about Market Risk

    The Company's major market risk relates to changing interest rates. At September 30, 2001, the Company had floating rate debt of $111.8 million. Average outstanding borrowings under the bank credit facility were $13.4 million during the nine months ended September 30, 2001. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

Part II Other Information

Item 1. Legal Proceedings

    On June 22, 2001, the Company and two of its executive officers were sued in federal district court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company has filed a motion to dismiss the suit, which motion is currently pending before the court. The plaintiff recently filed a response to the motion to dismiss the suit and filed an amended complaint. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

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

    Refer to the Company's annual report on Form 10-K for the year ended December 31, 2000 for a discussion of other legal proceedings.

Item 3. Defaults Upon Senior Securities

    See "Management Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

DURATEK, INC.
Dated: November 14, 2001	BY:	/s/ Robert F. Shawver Robert F. Shawver Executive Vice President and Chief Financial Officer
Dated: November 14, 2001	BY:	/s/ William M. Bambarger William M. Bambarger Controller

DURATEK, INC. AND SUBSIDIARIES

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
10.14
First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001. (File No. 0-14292)
10.15
Second Amendment and Waiver to Credit Agreement dated as of November 14, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Filed herewith.

QuickLinks

DURATEK, INC. AND SUBSIDIARIES
TABLE OF CONTENTS
  Part I Financial Information
  Item 1. Financial Statements
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands of dollars)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Nine months ended September 30, 2001 (in thousands of dollars, except share amounts)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)
DURATEK, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Information about Market Risk
  Part II Other Information
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
DURATEK, INC. AND SUBSIDIARIES