Form 10-K405
period 2001-12-31
DURATEK INC
filed 2002-03-29
CIK 785186

Use these links to rapidly review the document
Form 10-K Cross-Reference Sheet
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2001

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from                              to

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
 Common Stock, par value $0.01 Per Share

        Indicate by check mark X whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 11, 2002, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $47,909,038 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on March 11, 2002. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

        Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the most recent practicable date.

Class	Outstanding at March 11, 2002
Common stock, par value $0.01 per share	13,493,967 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Form 10-K Cross-Reference Sheet

*
Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002, which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Part I

Item 1. Business

Overview

        Duratek, Inc. and its wholly owned subsidiaries (the "Company") provide waste treatment solutions for radioactive, hazardous, mixed (i.e., intermingled radioactive and hazardous), and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination, and liquid waste treatment used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company has a staff of engineers, consultants, and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The Company's strategy is to: (i) provide the low cost solution to process contaminated waste streams; (ii) combine its proprietary technologies and technical support services to provide full-service waste treatment; and (iii) team, where appropriate, with other companies with complementary expertise to advance Duratek's treatment solutions within its target markets and into new markets.

        The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services. The Company conducts its commercial processing and disposal operations at its three facilities in Tennessee and its two facilities in South Carolina. At its facilities, the Company uses various proprietary technologies, either independently or in tandem, to process customer waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner. The Company also operates a waste disposal landfill site in Barnwell, South Carolina, which is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste.

        The Company's federal services operations provide on-site and off-site waste processing services and provide on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. The Company's waste processing and site cleanup services include program development, project management, waste characterization, on-site waste treatment facility operation, packaging and shipping of residual waste, profiling and, in some cases, manifesting the processed waste, and selected technical services and site cleanup.

        The Company's commercial services operations provide value-added waste treatment and handling services to a diverse group of commercial clients, including nuclear power utilities. The waste treatment services include water processing, nuclear waste handling, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility decontamination and decommissioning ("D&D"). The Company also provides technical support services to its clients including radiological engineering services, staff augmentation and health physics support, environmental consulting, and environmental safety and health training. These services are provided by over 600 engineers, consultants, and technicians, many of whom are full-time employees and the balance of whom are contract employees. In addition, the Company maintains an extensive fleet of tractors, trailers, casks and shipping containers for transporting radioactive wastes from customers' sites for processing and disposal.

        In June 2000, the Company acquired the nuclear services business of Waste Management, Inc., which business is referred to as Waste Management Nuclear Services ("WMNS"). WMNS consisted of three operating segments: (i) the federal services division which provided radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies, (ii) the commercial services division which provided radioactive waste handling and treatment, transportation, licensing, packaging, disposition, and decontamination and decommissioning services primarily to nuclear utilities, and (iii) the commercial disposal division which operated the commercial low-level radioactive waste disposal facility in Barnwell, South Carolina.

Information about the Company's Operating Segments

        Financial information about the Company's operating segments is in Part II, Item 8, Notes to Consolidated Financial Statements, in note 18, Segment Reporting.

Commercial Processing and Disposal

        The Company conducts its commercial processing and disposal operations at its three Tennessee locations: the Bear Creek Operations Facility in Oak Ridge, the Company's facility in Memphis, and the Gallaher Road Operations Facility in Kingston. The Company also has two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility, both of which were acquired in the WMNS transaction. The Bear Creek Operations Facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capability to handle over 60 million pounds of radioactive waste per year. Generators of low-level radioactive waste send their waste to this facility where the Company characterizes the waste and utilizes a combination of treatment technologies to process the waste to achieve significant volume and mass reduction before sending it to disposal. Accordingly, the Company believes its customers benefit from significant cost savings as compared to other commercially available alternatives by first confirming the presence of radioactive material and then minimizing the volume and mass of waste thereby reducing disposal costs and saving burial space. The Company's waste treatment technologies utilized at the Tennessee based processing operations include incineration, compaction, Green is Clean, and metal decontamination and recycling. Other technologies used by the Company in its commercial processing and disposal operations include vitrification and steam reforming. The Memphis, Tennessee facility is equipped to receive, handle, decontaminate and cut large nuclear power plant components, which may be sent to the Bear Creek Operations Facility for volume reduction. The DCSF provides the Company with a facility to develop and test new waste treatment technologies. The Company's technologies can be used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner.

        In the WMNS transaction, the Company also acquired the operating rights to a commercial low-level radioactive waste disposal landfill site in Barnwell, South Carolina. This waste disposal landfill site is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. The site is owned by the State of South Carolina, and leased to the Company under a long-term lease. The Company operates the site under a license granted by the State of South Carolina. The Barnwell facility pursues the disposal market for large nuclear components not suitable for volume reduction and ion exchange resins and wastes that are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities. Effective July 1, 2000, the South Carolina General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act ("the Act"). The provisions of the Act extensively govern the relationship between the State of South Carolina and operators of facilities for the disposal of low-level radioactive waste ("LLRW") in a comprehensive economic regulatory program. Fundamentally, the Act implements the State of South Carolina's membership in the Atlantic LLRW Compact with Connecticut and New Jersey. The Act establishes a schedule of declining annual maximum volumes of LLRW from generators within and outside of the compact to be disposed of at the facility in South Carolina. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. After this eight-year period, the site will remain open for waste from the three Atlantic Compact states only. Among other things, the Act imposes a form of shared responsibility for economic regulation between the South Carolina Budget and Control Board (the "Budget and Control Board") and the South Carolina Public Service Commission (the "Public Service Commission"). The Budget and Control Board sets the rates for disposal of LLRW at any facility in South Carolina, and the Public Service Commission is authorized and directed to identify allowable costs for operating a regional LLRW disposal facility in the State of South Carolina. Under the Act, the Company is reimbursed for allowable costs identified by the Public Service Commission and incurred by the Company plus an operating margin of 29% on certain of those allowable costs. The results of operating the Barnwell Disposal facility are included in the Company's results from the date of the acquisition. The results from July 1, 2000 are based on the economic regulation imposed by the Act.

        Revenues derived from the commercial processing and disposal operations are from the processing and treatment of customer waste streams, from the DCSF facility, and from the operations of the Barnwell waste disposal landfill site. Customers of the Company's commercial processing and disposal operations include electric utilities, government agencies, industrial facilities, laboratories, hospitals and others. Revenues derived from the Company's commercial processing and disposal operations represented approximately 49.2%, 38.3%, and 31.1%, of the Company's total revenues in 1999, 2000, and 2001, respectively.

        The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, hazardous, mixed and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company in its commercial processing and disposal operations.

        Vitrification.    The Company's vitrification technology converts waste to environmentally stable, leach-resistant glass through a patented high-temperature melter system known as a DuraMelter™. The Company's vitrification technology involves combining radioactive, hazardous, mixed and other waste with glass-forming additives in a DuraMelter™ that reaches temperatures of 1150°C to 1450°C (or 2100°F to 2640°F). The high temperatures of the DuraMelter™ cause the waste and any additives to form a molten liquid that becomes solid glass as it cools. As the molten liquid cools, the radioactive or hazardous atoms become chemically bonded in the molecular structure of the glass for long-term storage or disposal, thereby virtually eliminating contamination of the environment. For certain waste streams, the Company's vitrification technology can achieve volume reductions of up to 97%. The glass produced by the DuraMelter™ passes the United States Environmental Protection Agency's Toxicity Characteristic Leachate Procedure ("TCLP"), one of the most commonly used criteria for waste acceptance, particularly hazardous and mixed waste, at land disposal facilities.

        The DuraMelter™ is a proprietary melter system within a refractory-lined cavity incorporating submerged electrodes which heat up the materials within the cavity. Contaminated waste materials are deposited onto a melt surface in either a liquid (slurry) or a solid form. Glass forming additives are also introduced into the system and the amount of such additives is dependent upon the characteristics of the waste stream. As the electrodes in the DuraMelter™ raise the temperature above 600°C, the waste and additive mixture becomes electrically conductive. Resistance to the passage of electricity through the mixture causes further heating and maintains the waste and additive mixture in a molten state. This process is known as "joule heating" and typically requires temperatures of about 1150°C. Within the DuraMelter™ water evaporates and organic substances are oxidized forming simple gases which are channeled into the patented off-gas treatment system. The inorganic radioactive or hazardous substances in the waste are dissolved into the molten glass mixture. The molten glass exits through a side opening near the floor of the melting cavity and, depending upon the characteristics of the waste stream, is either discharged in bulk or directed into the proprietary Duratek gem machine where it forms into beads, 1 to 2 centimeters in diameter, for long-term storage. As the beads of molten mixture cool, the inorganic radioactive or hazardous substances become chemically bonded or "locked" into the molecular structure of the glass.

        DuraMelters™ range in size from small bench-scale units, used for testing and characterization of waste streams, to commercial sized melters, designed for large waste treatment and remediation projects. Currently, the Company's largest commercial operating DuraMelters™ can process up to approximately 400 cubic feet of waste per day. The design of the DuraMelter™ can be modified depending upon the characteristics of the waste stream to be processed. To process waste streams that have a higher content of soil or sand, the Company has designed a DuraMelter™ with higher temperature capability (up to 1450°C or 2640°F). To process waste streams that include a high content of corrosive elements such as sulfates, phosphates, lead and nitrates, the Company has designed a DuraMelter™ with multiple waste chambers to protect the electrodes from the corrosiveness of the waste stream.

        Incineration.    Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for non-hazardous solid waste, waste oils, and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. Each of the Company's incinerators is capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, non-hazardous waste oils simultaneously. The proprietary ash transport system of the Company's incinerators mixes ash with air, resulting in complete burning of all combustible material without excessive particulate carry-over common to most incinerators. In addition, the secondary chamber utilizes two burners at up to 2200°F to ensure complete combustion of all volatile materials. Incinerator ash and fly ash are compacted in the Company's UltraCompactor™ to form a high-density, non-dispersible solid which is packaged and shipped for disposal. The incinerators are also equipped with a combination of emission control equipment and technology to maximize environmental and employee safety, including a heat recovery boiler for off-gas temperature control, a baghouse filter for particulate control, a dual HEPA bank for contamination control, a wet scrubber for acid gas removal, an evaporator to concentrate and solidify suspended and dissolved solids in the liquid from the scrubbers and a recycling system so that water can be recycled for reuse or processed in the incinerator which eliminates all liquid effluents.

        Compaction.    Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor™ at its Bear Creek Operations Facility is the world's largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor™ has a capacity of 70,000 cubic feet per month. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods and filters. Other items that have been successfully volume reduced using the UltraCompactor™ include soils, motors, pumps, pipes, valves, and conduits. The Company also has a mobile compactor which can be operated at the customer's site. The mobile compactor utilizes 2,200 tons of compaction force, achieves volume reduction rates of 60% to 80% and is suited for smaller-scale jobs on concrete, rubble, steel structures, valve bodies, and other hard-to-compact material near theoretical density.

        Metal Decontamination and Recycling.    The Company's metals processing program at its Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals utilizing its full-service capabilities of surveying, decontaminating, and melting. Upon arrival at the Company's Bear Creek Operations Facility, the Company examines the metal and sorts it for processing based on the contamination level of the metal to achieve the most cost-effective process for final disposition. If it is cost-effective, the Company will volume reduce the metal using its UltraCompactor™ and send it to an appropriate low-level radioactive burial site. The Company's specialized decontamination equipment allows multiple shapes and metal types to be successfully decontaminated for unrestricted release. For those metals that cannot be decontaminated, the Company will utilize its metal melting technology. The Company's 20 ton, 7,200 kW electric induction furnace, the largest available in the United States, operates exclusively for melting and beneficially reusing the radioactive metal. This furnace is capable of processing various types of ferrous metals over a broad alloy spectrum and copper and lead. All of the metal processed through the metal melt furnace is beneficially reused in the form of shield blocks and provided to various high-energy physics projects throughout the United States and Canada. These radioactive shield blocks are not released to the public and they are not released for commercial scrap metal recycling. The beneficial reuse of radioactive metal has three principal benefits, it eliminates the liability for the original waste generator, it saves resources by using radioactive metal instead of new metal that will eventually become radioactive, and it eliminates the cost of burial of radioactive materials.

        Green is Clean.    The Company's Green is Clean ("GIC") program is a multi-step, bulk assay and release process that is fully licensed and permitted for operation in Tennessee. The GIC process relies on advanced assay technology to determine the presence of radioactive materials in potentially "clean" waste generated within a radiologically controlled area or licensed facility. The GIC process greatly reduces the amount of radioactive waste burial by segregating "clean" solid waste from "radioactive" waste. Thus, radioactive burial space is saved for radioactive waste and customer costs for radiological operations, and decommissioning projects are reduced. The Company also has a mobile version of the GIC bulk assay equipment that can be operated at a customer's site.

        Steam Reforming.    Steam reforming vaporizes and destroys organics in either liquid or solid form, leaving behind a dry, non-hazardous, mineral-like solid residue. It is ideally suited for processing the toughest organic wastes, including Resource Conservation and Recovery Act, Toxic Substances Control Act, and Polychlorinated Biphenyls wastes exhibiting high radioactivity levels and medical wastes. The Steam Reformer's compact size, scalable design, containment integrity, in-drum processing option, and steam-based chemistry offer significant safety and regulatory advantages over incineration and other thermal destruction systems.

Federal Services

        The Company provides on-site and off-site waste processing services and provides onsite clean up (remedial action) services on large government projects for the DOE and other governmental entities. The Company's waste processing and site cleanup services include program development, project management, waste characterization, on-site waste treatment facility operation, packaging and shipping of residual waste, profiling and, in some cases, manifesting the processed waste, and selected technical services and site cleanup. The Company has over 17 years of experience in designing, constructing, and operating low-level radioactive waste systems and facilities and providing site cleanup services for the DOE and other governmental entities.

        In the WMNS transaction, the Company acquired the federal services division of WMNS that provided radioactive waste handling, transportation, treatment, packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies. The results of these operations are included in the Company's results from the date of the acquisition.

        The Company derives revenues in its federal services operations principally through subcontracts with a combination of DOE contractors and subcontractors. Revenues derived from DOE-related contracts and subcontracts represented approximately 21.1%, 32.5% and 42.5% of the Company's total revenues during 1999, 2000 and 2001, respectively.

        The following is a summary of the current status of the Company's major waste treatment projects with the DOE:

        The Company and the federal services division acquired in the WMNS transaction have managed waste facility operations, generator services, packaging and transportation, and related support activities at the Hanford Site, Oak Ridge Reservation, Idaho National Engineering and Environmental Laboratory, Brookhaven National Laboratory, Los Alamos National Laboratory, Rocky Flats, and other DOE sites since 1986. Currently, the Company has the following major environmental management contracts with the DOE and site contractors:

  •
  Waste Management Subcontractor for the entire Project Hanford Management Contract;

  •
  Commissioning Subcontractor for the Hanford Waste Treatment Plant ("WTP");

  •
  Melter Design, R&T, and technical support for the Hanford WTP;

  •
  Waste Management Subcontractor for the entire Fernald Environmental Management Project;

  •
  Transportation, Packaging, TRU Program, and other EM support to the Project Hanford Management Contract and Bechtel Hanford, Inc.;

  •
  Waste Disposal Operations at the Hanford Environmental Restoration Disposal Facility;

  •
  Waste Removal Operations at the Hanford 100 Area;

  •
  Rocky Flats Environmental Technical Site waste management technical operations support and environmental restoration projects;

  •
  Waste Management Operations at Los Alamos National Laboratory;

  •
  Waste Management Operations technical support at Brookhaven National Laboratory;

  •
  Design, construction, operation and closure of the Environmental Management Waste Management Mixed Waste Disposal Facility at Oak Ridge;

  •
  Operation of the Y-12 Sanitary Landfills at Oak Ridge;

  •
  Liquids and Gaseous waste and surveillance and maintenance operations at Oak Ridge; and

  •
  Decontamination and Decommissioning Phase I of the K-25/K-27 Gaseous Diffusion Plant at Oak Ridge.

        Hanford River Protection Project.    The DOE's Hanford Washington River Protection Project is progressing with the Company being a significant part of this project. Bechtel National Incorporated ("BNI") was awarded the contract in 2000 for the design, procurement, construction and commissioning of the waste treatment plant over the next 10 years.

        The Company successfully recaptured substantial work with the new BNI team and will remain involved in the Hanford River Protection Project. BNI has contracted with the Company to provide the vitrification technology required to the project through engineering design and technology development contracts. As part of the engineering contract, the Company is developing the designs of both the High Level Waste ("HLW") and Low Active Waste ("LAW") melters as well as preparing to support the purchase and construction of these units. The integration of these activities into the contractor's overall schedule is presently underway. The Company is also working with BNI to advance the design as well as provide the staffing to meet the demanding engineering schedule that is expected from BNI over the next several years.

        Under the technology development contract with BNI, there are two key elements: first, continued use of the pilot DuraMelter™ in Columbia, Maryland and second, the contractual use of the DuraMelter™ 1200 located at the Catholic University of America's Vitreous State Laboratory. These

two pilot scale melters, combined with several smaller scale systems, continue to be used by the project to demonstrate effectiveness of the technology on various simulated waste streams, test materials of construction for operability and longevity, and for their overall use as developmental platforms for project system design.

        In addition, a number of ancillary efforts surrounding the project occurred during 2001, including the sale of limited rights to the pilot DuraMelter™ in Columbia, Maryland to the DOE. The sale of the associated rights for work on the Hanford project allowed continued support to the testing program described earlier. The BNI team also selected a new commissioning and facility startup contractor, CH2MHill, to support the project with the Company being a major teaming partner on the successful bid. Several senior personnel of the Company have been placed on the project and are working with the client to develop operational/commissioning plans. Finally, closeout activities continue with BNFL and CH2MHill Hanford Group for the Company's support during previous years on this cost reimbursable contract.

Commercial Services

        The Company's commercial services operations provide value-added waste treatment and handling services to a diverse group of commercial clients, including nuclear power utilities. The waste treatment services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility decontamination and decommissioning ("D&D"). The Company operates treatment systems in nearly two dozen nuclear power plants, owns and operates various types of waste treatment equipment, and provides waste-handling services' facilities. The Company also provides technical support services to its clients including radiological engineering, staff augmentation and radiation protection support, environmental consulting, and environmental safety and health training. These services are provided by over 600 engineers, consultants, and technicians, many of whom are full-time employees and the balance of whom are contract employees. The technical support services provide a consistent source of revenue and the complementary expertise for the Company to expand and diversify its waste treatment operations. Having these technical resources available has enabled the Company to move its technologies from bench-scale laboratory testing to field operations and commercial application more rapidly and to handle larger scope waste cleanup projects. In addition, the Company maintains an extensive fleet of tractors, trailers, casks, and shipping containers for transporting radioactive wastes from customers' sites for processing and disposal. Revenues derived from commercial services operations represented approximately 29.7%, 29.2% and 26.4% of the Company's total revenues during 1999, 2000 and 2001, respectively.

        Site Decontamination and Decommissioning.    The Company has performed decontamination and decommissioning services at over 60 facilities worldwide, including work at two nuclear power plants which have been completely decommissioned to United States Nuclear Regulatory Commission ("NRC") requirements. The Company has performed decontamination and decommissioning services at the following commercial nuclear power plants: Fort St. Vrain Nuclear Generating Station, Humboldt Bay Power Plant Unit 3, Shoreham Nuclear Power Station, Rancho Seco Nuclear Station, and Trojan Nuclear Power Plant. The Company is currently performing D&D services under contracts for Connecticut Yankee's Haddam Nuclear Power Station, Consumers Energy Big Rock Point Nuclear Power Plant, Maine Yankee Atomic Power Company, and Yankee Rowe Nuclear Power Plant. In addition, D&D services are being provided for two university research reactors and a number of other commercial facilities, including a contaminated steel mill and oil refinery. Decontamination and decommissioning services provided by the Company include site radiological surveys, waste characterization, decommissioning planning, remediation, health physics support, total waste management services, waste processing, and final surveys. The Company has the technical personnel who have developed project techniques accepted by the NRC, radioactive material licenses, programs, procedures, equipment, and instrumentation to handle projects involving small hot cells to large nuclear power stations throughout the United States. In addition, through its transportation and commercial waste processing operations, the Company offers its customers a comprehensive solution to their site decontamination and decommissioning problems.

        Radiological Engineering Services.    The Company's technical personnel provide commercial and government customers with a variety of radiological engineering services, including development of health physics and emergency preparedness programs, MORT analysis, licensing, procurement, and training in radiological protection and radioactive waste transportation. Most of the Company's senior technical personnel that provide radiological engineering services are fully certified and have had extensive experience at operating nuclear power plants regulated by the NRC.

        Staff Augmentation and Health Physics Support Services.    The Company provided trained personnel to assist nuclear power plants undergoing periodic refueling, maintenance outages, construction, or decommissioning. The Company's trained technicians and personnel are experienced in outage support procedures and are effective at helping to minimize the cost of a power facility's down time. During fiscal year 2001, the Company sold the majority of the contracts held in this operation, but continues to provide these services to selected D&D projects managed by the Company.

        Environmental Consulting Services.    The Company provides environmental consulting services to clients in the areas of environmental remediation, facility decommissioning, Occupational Safety and Health Act ("OSHA") and United States Environmental Protection Agency ("EPA") compliance audits, site characterization, licensing and permitting, and air quality and emission studies. The Company either supplies professionals and technical personnel to supplement client staffs or assumes responsibility for entire projects. Included among the Company's available personnel for such environmental consulting projects are chemical, civil, and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, and decontamination experts.

        THERMEX™ and ALPS liquid waste processing services.    The Company provides on-site liquid waste processing services to nuclear power generators throughout the United States. Nearly 70 million gallons of water is successfully processed each year at approximately 15 nuclear reactor plants. By virtue of these facts, the Company is the largest provider of contracted liquid waste processing services to the commercial nuclear utility industry. A number of patented technologies, including unique and technically advanced membrane systems, are utilized to provide this service. These services are environmentally responsible in that they minimize radioactive waste generation, minimize or eliminate liquid releases to the environment, and allow recycling of wastewater.

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

Sales and Marketing Strategy

        The Company's product and service offerings, including those of acquired subsidiaries, provide cost-effective waste management solutions for commercial and DOE low-level radioactive waste generators. Following the acquisition of WMNS, the Company's internal sales force was reorganized and downsized to keep sales costs as low as possible while maintaining the most qualified sales individuals. In order to increase efficiency, the new marketing organization is decentralized making the sales and marketing effort more closely aligned with the operating groups of the Company. These changes have strengthened the Company's competitive position when pursuing commercial and DOE waste remediation projects. The Company will continue to strengthen its relationships with the recently formed large multi-plant utilities such as Exelon, Entergy, Tennessee Valley Authority, and Carolina Power & Light. These new organizations are looking for the best available waste management service providers as they establish themselves in the very competitive and ever changing energy supply marketplace. The Company will also use the technical expertise, marketing resources and commercial experience of experts outside of the Company to develop additional business in its primary markets, and particularly to explore opportunities that arise from the new Office of Homeland Security. Exploration of the international marketplace last year did not provide promising opportunities and therefore the international marketing effort for 2002 has been significantly reduced.

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

        The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 (the "ERA") authorize the Nuclear Regulatory Commission ("NRC") to regulate the receipt, possession, use, and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or NRC Agreement States.

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

        The Low-Level Radioactive Waste Policy Act of 1980 ("LLRWPA") and the Low-Level Radioactive Waste Policy Amendments Act of 1985 ("LLRWPA Amendments") address the siting of new low-level radioactive waste disposal facilities. Each state is responsible for providing capacity for commercial low-level radioactive waste generated within its borders. The LLRWPA also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. At the present time, no new radioactive waste disposal facilities have been opened by state compacts.

        The Resource Conservation and Recovery Act of 1976 ("RCRA"), as amended by the Hazardous and Solid Waste Amendments of 1984 ("HSWA"), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage, and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters, and operators of hazardous waste treatment, storage, and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage, and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology ("BDAT") treatment standards, unless certain exemptions apply.

        The Toxic Substances Control Act ("TSCA") provides the United States Environmental Protection Agency ("EPA") with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing, and exporting. The TSCA also established a comprehensive regulatory program for PCBs, which is analogous to the RCRA program for hazardous waste.

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

        The Emergency Planning and Community Right to Know Act of 1986 ("EPCRA") requires companies to submit emergency and hazardous inventory forms to state and local agencies for all materials requiring a material safety data sheet under OSHA. EPCRA requires full disclosure of environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator's waste can be reported as being recycled, public pressure may be eliminated or significantly reduced.

        The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The act states that if pollution cannot be prevented, materials should be recycled in an environmentally safe manner.

        Under the mandate of the Federal Facility Compliance Act ("FFCA"), the DOE is currently engaged in a program to treat and dispose of the mixed waste currently stored at its facilities. The FFCA required DOE to develop and comply with treatment and disposal plans for each of its facilities and charges the DOE with developing treatment and disposal capacity for these wastes where it does not currently exist. The plans must also address the need to treat and dispose of mixed wastes generated from the remediation of contaminated DOE sites.

  Environmental Laws and Regulations Affecting the Use of the Company's Waste Treatment Technologies

        To the extent that the Company is engaged in the storage, processing, or disposal of mixed waste, the radioactive components are subject to the NRC regulations promulgated under the AEA, while the hazardous components of the waste are regulated by the EPA under RCRA. To the extent that these regulations have been delegated to the states, the state may also regulate mixed waste.

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

        Under RCRA, wastes are classified as hazardous either because they are specifically listed as such or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes, such as waste treated with the Company's vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Subsequent management of such waste residue would be subject to full RCRA regulation, including the prohibition against land disposal without treatment in compliance with BDAT. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. The Company's ownership and operation of treatment facilities also exposes the Company to potential liability for cleanup of releases of hazardous wastes under RCRA.

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

        CERCLA effectively imposes strict, joint, and several retroactive liability upon owners or operators of facilities where a release of hazardous substances has occurred on parties who generated hazardous substances that were released at such facilities and on parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage, and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and other residues from the Company's vitrification, incineration, and other treatment processes are subject to cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelter™ and other processes to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

        The Company's facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility's location and the expected emissions from the facility. Additional state licenses or approvals may also be required. Further, many of the federal regulatory authorities described in this section have been delegated to state agencies; accordingly, the Company holds the required licenses, permits and other approvals from numerous states.

        The Clean Air Act imposes stringent requirements upon owners and operators of facilities which emit pollutants into the air. The Company believes that its treatment systems effectively trap particulates and prevent hazardous emissions from being released into the air, the release of which would violate the Clean Air Act. The Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used, and incinerated at existing or proposed facilities.

        The Clean Water Act establishes standards, permits, and procedures for controlling the discharge of pollutants from wastewater sources. The Company believes that DuraMelters™ generally will not be subject to the water pollution control requirements of the Clean Water Act because DuraMelters™ are designed to have no residual wastewater discharge. However, the Clean Water Act's standard permits and procedures are potentially applicable to all other water discharged from, or reused at, facilities owned or operated by the Company.

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

Competition

        The market for the Company's waste treatment services is characterized as the treatment, stabilization, and disposal of certain radioactive, hazardous, mixed, and other wastes. The Company is aware of competition from several large companies and numerous small companies. Any of such companies may possess or develop technologies superior to those of the Company. While the Company is aware of competition from companies with similar waste treatment technologies, the primary competition comes from companies which provide waste treatment and disposal services. The predominant waste treatment and disposal methods include landfilling, deep-well injection, on-site containment and incineration, or other thermal treatment methods. Competition is based primarily on cost, regulatory and permit restrictions, technical performance, dependability, and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors, including its proprietary waste treatment technologies, its comprehensive approach to waste treatment, demonstrated commercial success of its technologies, reputation for providing quality service to its customers, and its low-level radioactive waste disposal landfill site. However, many of the Company's competitors have substantially greater financial and technical resources than the Company and there can be no assurance that one or more of the Company's competitors do not possess or will not develop waste treatment technologies that are superior to those of the Company or waste disposal sites that compete directly with the Company.

        In its commercial services operations, the Company's competitors range from major national and regional environmental service and consulting firms which have large environmental remediation staffs to small local firms. Many of the major national and regional environmental service and consulting firms have greater financial, management, and marketing resources than the Company. The availability of skilled technical personnel, quality of performance, safety, diversity of services, and price are the key competitive factors in this market.

Research and Development Activities

        The Company's research and development activities are conducted primarily by The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL") for the enhancement of the Company's existing vitrification and ion exchange technologies or the introduction of new vitrification technologies. The Company has established a research and development relationship with the VSL, one of the leading research centers in the world for glass technology, including vitrification. The VSL, with a staff of approximately 90 researchers, provides ongoing research and development capabilities and technical services in support of the Company's waste treatment projects, particularly its federal services operations. In this complementary relationship, the VSL provides the necessary technology and research and development support while the Company advances the technology to commercial application.

        The laboratories at the VSL are equipped with highly sophisticated analytical tools which enable the researchers to perform a comprehensive array of analyses. The VSL's research and development capabilities include waste characterization, testing of radioactive waste-loaded glasses to evaluate glass durability, processability and leachability, glass dissolution computer modeling, batch melting, and the study of ion exchange media for removing specific contaminants from liquid waste streams. Various DuraMelter™ models have been designed and constructed at the VSL for use by the staff of the VSL in its research and analytical work. In addition, the facility is fully licensed for radioactive and hazardous materials research. The VSL is led by Pedro B. Macedo, Ph.D. and Theodore A. Litovitz, Ph.D. who are the inventors and owners of the technology licensed exclusively to the Company for ion exchange and the vitrification of radioactive, hazardous, mixed, and other wastes.

        In addition to being the source of the vitrification technologies used by the Company, the VSL provides ongoing services to the Company in support of its waste treatment projects, particularly its federal services operations. The VSL conducts expert waste composition and glass treatability studies before any project is commenced, assists in the initial test melt phase of each project and works with the Company's engineers in the design adaptation of the DuraMelter™ technology to fit the waste characteristics of each new cleanup project. In addition, the VSL conducts ongoing research and development into improvements in the existing vitrification technologies and into entirely new vitrification techniques, serving in effect as the research and development arm of the Company. The primary advantage to the Company from its relationship with the VSL is the access to leading vitrification technologies and ongoing vitrification research without having to incur the ongoing overhead and administrative expenses if such capabilities were in house.

        For waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company pays the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution so it does not include extra fees or percentage profits in its cost estimates. In connection with various Company contracts or subcontracts, the VSL conducts research and development under fixed-price and cost-plus-fixed fee contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under the exclusive license agreement.

Patents and Other Intellectual Property Rights

        The Company owns a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing, and handling of radioactive and hazardous waste materials that are necessary for its business. Specifically, the issued and active patents owned by the Company relate to steam reforming, vitrification, grouting, waste water treatment, metal decontamination, nuclear waste packaging and storage modules, ion-exchange materials and processes, heat exchangers, decontamination of materials and equipment, and assaying of materials that are used in its commercial waste processing operations. As a result of various acquisitions and internal technology development, the Company owns rights in 61 U.S. patents, 1 pending U.S. patent application, 72 foreign patents, and 12 pending foreign patent applications. Pursuant to an agreement with Westinghouse Electric Corporation ("Westinghouse"), now Viacom, Inc., the Company has granted Westinghouse a non-exclusive royalty free license to practice the technologies covered by certain of the patents acquired by the Company. From time to time, the Company acquires or licenses technologies from third parties that complement its existing waste processing technologies. In November 1997, the Company acquired a joint interest in several patents pertaining to the gasification and vitrification of organic materials from Proler Environmental Services, Inc. ("Proler"). The Company now owns Proler's interest in these patents jointly with Hylsa SA, a company located and doing business in Mexico. In February 2000, the Company entered into an exclusive license agreement in the radioactive field for the patents and intellectual property rights to the desorber technology from the inventor of this technology, Mr. Jim Hogan. The license agreement currently includes 6 U.S. patents and 7 foreign patents.

        The Company licenses the patents and intellectual property rights to its proprietary vitrification and ion-exchange technologies from the inventors of such technologies. Drs. Macedo and Litovitz, the inventors, license the patents and the proprietary rights to such technologies to the Company under an exclusive license agreement. The exclusive license agreement expires upon the expiration of the last patent covered by the license agreement, which is currently in the year 2019. The exclusive license agreement, which currently encompasses 16 U.S. patents, 1 pending U.S. patent application, 12 foreign patents, and 3 pending foreign patent applications, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the VSL or Drs. Macedo and Litovitz. The Catholic University of America has agreed that all patents and technologies developed at the VSL belong to Drs. Macedo and Litovitz and not to the University. In turn, Drs. Macedo and Litovitz exclusively license the vitrification and ion exchange technology rights and patents developed at the VSL to the Company.

        The Company requires each of its employees to enter into standard agreements pursuant to which each employee agrees to keep confidential all proprietary information of the Company and to assign to the Company all rights in any proprietary information or technology developed by the employee during his or her employment or made thereafter as a result of any inventions conceived or work done during such employment. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's technology without authorization or to develop similar technology independently. In addition, effective patent and trade secret protection may be unavailable or limited in certain foreign countries.

        DURATEK®, ALPS®, CNSI®, and Chem-Nuclear® are registered trademarks held by the Company and DuraMelter™ is a common law trademark.

Employees

        As of December 31, 2001, the Company employed approximately 1,390 employees, of which approximately 100 are temporary field-assigned employees performing services for clients. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not regular, full-time employees of the Company. In the second quarter of the fiscal year, the Company exited the outage staffing portion of the technical support services business, resulting in a decrease of temporary field-assigned employees. In addition, the Company reduced staff at its Memphis, Tennessee facility by approximately 70 during 2001 and at its Bear Creek Operations facility by approximately 120 subsequent to December 31, 2001, in order to increase efficiency within its commercial processing group. To date, the Company has been successful in attracting and retaining qualified technical personnel and believes that its relations with its employees are good.

Financial Information About Geographic Areas

        The Company's revenues are substantially derived from domestic operations. Results of international operations are not significant.

Item 2. Properties

        The Company leases approximately 35,000 square feet of office space in Columbia, Maryland, which it uses as its administration and general corporate offices. The initial lease term expires December 31, 2006. In addition, the Company leases approximately 23,000 square feet of office space in Columbia, South Carolina and approximately 15,000 square feet of office space in Lakewood, Colorado. Both of these lease terms expire December 31, 2005.

        The Company owns real property assets, including approximately 50 acres of land in Oak Ridge, Tennessee, upon which the primary waste processing operations are located, an additional 50-acre parcel in Oak Ridge, Tennessee, at which additional waste processing operations are conducted and a 13.5 acre site in Memphis, Tennessee where large component processing is conducted.

        In June 2000, as part of the acquisition of WMNS, the Company acquired the operating rights to the Barnwell disposal operation in Barnwell, South Carolina. This facility operates a commercial low-level radioactive waste disposal landfill site that is owned by the State of South Carolina, and leased to the Company under a long term lease. The lease term expires on April 5, 2075.

Item 3. Legal Proceedings

        On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint. The plaintiff filed its opposition to the motion to dismiss the amended complaint and the Company filed a reply memorandum. The motion currently is pending before the court. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

        On June 22, 2001, the Company filed suit against BNFL Inc. ("BNFL") in the Circuit Court for Fairfax County, Virginia alleging that BNFL breached a Settlement Agreement dated April 20, 2001, under which BNFL was to make a $3.0 million payment to the Company on or before May 28, 2001. On July 11, 2001, BNFL sued the Company in the Circuit Court for Howard County, Maryland alleging that "acts of default" had occurred under a $10 million debenture issued by the Company to BNFL on November 7, 1995, therefore accelerating the Company's obligation to repay the debenture. The Company counterclaimed in the amount of $3.8 million, unrelated to the Company's claims in its lawsuit against BNFL. Additionally, on August 16, 2001, the Company filed a demand for binding arbitration against BNFL with the American Arbitration Association concerning certain claims against BNFL arising out of various contracts and agreements with BNFL.

        On December 12, 2001, the Company entered into a Settlement and Mutual Release Agreement with BNFL providing for the dismissal of litigation and arbitration between the two companies that began in June 2001. In order to resolve their differences without further resort to litigation or arbitration, BNFL transferred to the Company a net payment of $1,250,000, which represented a $14,393,672 payment by BNFL to the Company less a $13,143,672 payment by the Company to BNFL. The parties filed consent motions and proposed orders asking for the dismissal of the lawsuits and arbitration with prejudice, except for certain issues related to the question of indemnification with respect to an alleged patent infringement matter. As part of the settlement and in consideration of the payment referred to above, the $10 million debenture issued by the Company to BNFL was cancelled.

        On December 2, 1999, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation ("Westinghouse"), and SEG. The complaint alleges that the sale of Westinghouse's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The complaint purports to state four bankruptcy and five common law counts. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse's motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 2001.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock. The last reported sale price of the Common Stock on the NASDAQ National Market on March 11, 2002 was $4.61.

	Price Range of Common Stock
	High	Low
Year ended December 31, 1999:
1st quarter	$7.50	$5.13
2nd quarter	6.63	4.50
3rd quarter	7.75	6.13
4th quarter	8.44	7.88
Year ended December 31, 2000:
1st quarter	11.13	7.00
2nd quarter	10.38	7.81
3rd quarter	9.00	6.88
4th quarter	8.13	5.75
Year ended December 31, 2001:
1st quarter	8.00	2.63
2nd quarter	5.15	2.50
3rd quarter	6.15	4.00
4th quarter	7.60	3.91

        As of March 11, 2002, there were 1,592 holders of record of the Common Stock and the Company estimates that there were approximately 4,800 beneficial holders.

        The Company has never declared or paid a cash dividend on its Common Stock and is currently prohibited from paying dividends under its bank credit facility. To the extent allowed under the Company's bank credit facility, the Company will pay dividends on the 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") out of funds legally available therefore in accordance with the terms of the Convertible Preferred Stock, which require the payment of quarterly dividends of $315,050 or $2.00 per share. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of Convertible Preferred Stock. As of December 31, 2001, the Company has accrued dividends of $1,260,192 on the outstanding shares of the Convertible Preferred Stock. During 2002, the Company does not expect to pay any cash dividends on its Convertible Preferred Stock. In addition, the Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 6. Selected Financial Data (in thousands, except per share amounts)

	Years Ended December 31,
	1997	1998	1999	2000	2001
Statement of Operations Data:
Revenues	$136,553	$160,313	$176,408	$229,830	$282,175
Cost of revenues	120,814	123,839	128,719	187,940	219,994

Gross profit	15,739	36,474	47,689	41,890	62,181
Selling, general and administrative expenses	15,725	26,613	27,992	46,780	55,453
Charge for asset impairment	—	9,224	—	—	—

Income (loss) from operations	14	637	19,697	(4,890)	6,728
Interest income (expense), net	571	(545)	(2,297)	(8,867)	(10,443)
Other expense, net	—	—	—	(290)	28

Income (loss) before income taxes (benefit) and proportionate share of losses of joint ventures	585	92	17,400	(14,047)	(3,687)
Income taxes (benefit)	716	627	6,464	(5,083)	(729)

Income (loss) before proportionate share of losses of joint ventures	(131)	(535)	10,936	(8,964)	(2,958)
Proportionate share of losses of joint ventures	(150)	(1,474)	(122)	(148)	(148)

Net income (loss) before cumulative effect of change in accounting principle	(281)	(2,009)	10,814	(9,112)	(3,106)
Cumulative effect of change in accounting principle	—	(420)	—	—	—

Net income (loss)	(281)	(2,429)	10,814	(9,112)	(3,106)
Preferred stock dividends and charges for accretion	(1,503)	(1,507)	(1,510)	(1,443)	(1,495)

Net income (loss) attributable to common stockholders	$(1,784)	$(3,936)	$9,304	$(10,555)	$(4,601)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$(0.14)	$(0.27)	$0.70	$(0.79)	$(0.34)

Diluted	$(0.14)	$(0.27)	$0.55	$(0.79)	$(0.34)

Net income (loss) per share:
Basic	$(0.14)	$(0.30)	$0.70	$(0.79)	$(0.34)

Diluted	$(0.14)	$(0.30)	$0.55	$(0.79)	$(0.34)

Basic weighted average common stock outstanding	12,619	13,137	13,351	13,432	13,449

Diluted weighted average common stock and dilutive securities outstanding	12,619	13,137	20,323	13,432	13,449

	As of December 31,
	1997	1998	1999	2000	2001
Balance Sheet Data:
Working capital (deficiency)	$8,363	$15,359	$20,587	$4,245	$(13,151)
Total assets	132,298	134,245	157,320	298,700	276,727
Long-term debt and capital lease obligation	11,557	13,102	39,492	115,592	85,386
Redeemable convertible preferred stock	15,052	15,279	15,509	15,499	15,734
Stockholders' equity	56,429	55,022	60,729	51,085	46,884

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services. The Company conducts its commercial processing and disposal operations at its three facilities in Tennessee: Bear Creek Operations Facility in Oak Ridge, at the Company's facility in Memphis, and at its Gallaher Road Operations in Kingston. The Company also has two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility, both of which were acquired in the WMNS transaction. The Company's federal services operations provide on-site waste processing services and contracts for offsite processing services and provide onsite clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts, some of which contain award fee components that are accounted for using the percentage-of-completion method of accounting. The Company's commercial services operations provide value-added waste treatment and handling services to a diverse group of commercial clients, including nuclear power utilities. These operations are generally provided pursuant to multi-year cost plus fixed fee or time and materials contracts that are also accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials, and the indirect costs related to contract performance. Revenue under commercial waste processing agreements is recognized as waste is processed.

        The Company incurred a substantial operating loss in 2000 primarily as a result of operational problems experienced at the Company's Bear Creek Facility and the Company's Memphis facility during the fourth quarter of 2000. The operational problems at these facilities and related losses on two significant contracts also adversely affected the Company's results for 2001, particularly in the first and fourth quarter of the year. The 2001 results include a $1.0 million provision for loss on a large component project and a $3.6 million accrual for costs associated with processing, transporting and disposal of various high radiation customer waste. The Company's management is aggressively addressing these operational issues. Among other things, the Company has strengthened management resources and reporting, implemented personnel changes, modified waste processing, storage, transportation and burial methods and improved cost accounting systems utilized at its commercial waste processing facilities. While management believes that these efforts will prevent reoccurrence of the events that led to losses in its commercial waste processing operations, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

        The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects; and the Company's waste receipts at its South Carolina disposal facility.

        In June 2000, the Company acquired the nuclear services business of Waste Management, Inc. which business is referred to as Waste Management Nuclear Services ("WMNS"). The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets has been allocated to goodwill and is being amortized over 30 years. Results of WMNS from the date of the acquisition are included in the Company's consolidated results.

        As a result of the loss incurred by the Company in 2001 as well as continued waste processing delays at the Bear Creek and Memphis facilities, the Company was not in compliance with certain financial and technical covenants included in its bank credit facility. The Company has negotiated waivers of such non-compliance as well as amendments to certain financial and other covenants from its banks. If management is unable to improve the Company's operating results during 2002 to fund operations and scheduled reduction in available borrowings under its credit facility, or is unable to meet the monthly, quarterly or annual financial and technical covenants under its revised credit facility, the Company may need to obtain further modifications to the credit agreement from its banks and/or additional sources of funding. There can be no assurance that such modifications and/or funding, if needed, will be available.

        The following sets forth certain consolidated statement of operations information as a percentage of revenues for the years ended December 31:

	1999	2000	2001
Revenues	100.0%	100.0%	100.0%
Costs of revenues	(73.0)	(81.8)	(78.0)

Gross profit	27.0	18.2	22.0
Selling, general and administrative expenses	(15.9)	(20.4)	(19.7)

Income (loss) from operations	11.1%	(2.2)%	2.3%

Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001.

        Revenues increased by $52.4 million, or 22.8%, from $229.8 million in 2000 to $282.2 million in 2001. The increase in revenues is comprised of revenue increases of $45.3 million in Federal Services, and $7.3 million in Commercial Services and a revenue decrease of $0.3 million in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of an increase of $34.3 million in revenues from the federal services business of WMNS, which was acquired in June 2000, and an increase of $8.9 million from the Hanford River Protection Project. The increase in revenues from Commercial Services is primarily the result of an increase in revenues of $21.2 million from environmental consulting, decontamination and decommissioning services, partially offset by a $11.8 million decrease in revenues from the sale of the staff augmentation business, and a $3.4 million decrease in revenues from the sale of the computer consulting services business. The staff augmentation business, which had revenues of $18.2 million and $6.4 million in 2000 and 2001, respectively, was sold in June 2001 for an amount approximating book value. The computer consulting services business, which had revenues of $3.4 million in 2000, was sold in November 2000. The decrease in revenues from Commercial Processing and Disposal is the result of a $4.7 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities), offset by a $4.4 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition.

        Gross profit increased by $20.3 million, or 48.4%, from $41.9 million in 2000 to $62.2 million in 2001. As a percentage of revenues, gross profit increased from 18.2% in 2000 to 22.0% in 2001. The increase in gross profit percentage was the result of operational problems at the Company's Bear Creek and Memphis facilities in 2000 that were not as significant in 2001, together with the positive effects of the resolution of the BNFL dispute in 2001. The increase in the amount of gross profit is comprised of an increase of $14.5 million in Federal Services, and an increase of $9.4 million in Commercial Services, which was partially offset by a decrease of $3.6 million in Commercial Processing and Disposal.

        Commercial Processing and Disposal gross profit decreased by $3.6 million in 2001 compared to 2000. The decrease in gross profit is primarily related to a $4.8 million decrease in gross profit from the Memphis facility and a $1.0 million decrease in gross profit from the recognition of a loss on a large component steam generator project, partially offset by an increase in gross profit of $2.7 million from the Bear Creek Facility. Gross profit at the Tennessee processing facilities was negatively affected in 2000 and 2001 due to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs, and related losses recognized in 2001 on two significant contracts. Included in the 2001 results are accruals of $3.6 million for processing, transportation and disposal of various high radiation customer waste. These accruals are included in waste processing and disposal liabilities in the Company's consolidated balance sheets. Management estimates that these accruals are sufficient to cover the costs to be expended in excess of related revenues in 2002.

        The $14.5 million increase in Federal Services gross profit is primarily the result of a $7.4 million increase from the federal services business acquired from WMNS and a $4.2 million increase from the settlement of the BNFL dispute, net of settlement expenses.

        Commercial Services gross profit increased by $9.4 million in 2001 compared to 2000. The increase is related to an increase in environmental consulting, and decontamination and decommissioning services.

        Selling, general and administrative expenses increased by $8.7 million, or 18.5%, from $46.8 million in 2000 to $55.5 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 20.4% in 2000 to 19.7% in 2001. Selling, general and administrative expenses incurred by WMNS in 2001 were approximately $24.5 million. The remaining increase in selling, general and administrative expenses is primarily due to activities supporting higher revenues.

        Interest expense, net, increased by $1.6 million from 2000 to 2001. The increase was the result of increased borrowings to fund working capital needs and the acquisition of WMNS together with higher borrowing rates as a result of amendments to the Company's credit facility.

        During 2001, the Company recognized an income tax benefit of $0.7 million as a result of the Company's operating loss. As of December 31, 2001, the Company has a net operating loss carryforward of approximately $12.1 million for federal tax purposes. The Company's effective tax rate for 2001 was a benefit of 19.8% compared with a benefit of 36.2% in 2000. The effective tax rate for 2001 was significantly less than 2000 due to the non-deductibility of goodwill, primarily associated with the 2000 WMNS acquisition.

        Proportionate share of losses of joint ventures were $148,000 in 2000 and 2001 and relates to the Company's proportionate share in the loss of its 50% owned joint venture, Vitritek Environmental, Inc. The Company expects Vitritek to have limited operations in 2002.

        As a result of these factors, the Company had a net loss of $9.1 million in 2000 compared with a net loss of $3.1 million in 2001.

Year Ended December 31, 1999 Compared to Year Ended December 31, 2000.

        Revenues increased by $53.4 million, or 30.3%, from $176.4 million in 1999 to $229.8 million in 2000. Revenues generated by WMNS following the acquisition were $65.2 million. The increase in revenues is comprised of revenue increases of $37.4 million in Federal Services, $14.7 million in Commercial Services and $1.3 million in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of $36.6 million in revenues from the federal services business of WMNS, which was acquired in June 2000. The increase in revenues from Commercial Services is primarily the result of $19.8 million in revenues from the commercial services business of WMNS and an increase in revenues of $4.6 million from environmental consulting, and decontamination and decommissioning services, partially offset by a $6.3 million decrease in revenues from staff augmentation and transportation services and a $3.4 million decrease in revenues from computer consulting services. The computer consulting services business, which had revenues of $3.4 million in 2000, was sold in November 2000. The increase in revenues from Commercial Processing and Disposal is primarily the result of an $8.8 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition, and a $5.9 million increase in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities). This increase was partially offset by a $13.4 million decrease in revenues from the Company's DuraTherm business which was sold in February 2000.

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

        The decrease in gross profit from Commercial Processing and Disposal is primarily related to a $21.3 million decrease in gross profit from the Bear Creek and Memphis facilities. The decrease in gross profit at the Tennessee processing facilities was due to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs at the two commercial processing facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview." Management estimates that the operating problems cost the Company approximately $14 million in additional overtime, transportation and burial costs during the fourth quarter, which could not be recovered from customers. In addition, gross profit at the Bear Creek and Memphis facilities decreased by $7.3 million primarily due to higher costs of new processes and a change in the mix of waste processed during 2000 resulting in a higher percentage of lower priced waste. The decrease in gross profit in Commercial Processing and Disposal was also due to a $3.9 million decrease in gross profit from the Company's DuraTherm business which was sold in February 2000. The decrease in gross profit was partially offset by a $6.2 million increase in gross profit from the operations of the Barnwell facility.

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

        Selling, general and administrative expenses increased by $18.8 million, or 67.1%, from $28.0 million in 1999 to $46.8 million in 2000. As a percentage of revenues, selling, general and administrative expenses increased from 15.9% in 1999 to 20.4% in 2000. Selling, general and administrative expenses incurred by WMNS following the acquisition were approximately $14.1 million. Included in selling general and administrative expenses for 2000 are bad debt expenses of approximately $5.1 million and litigation expenses of approximately $900,000 related to the successful defense of a contract. Management believes the circumstance related to these charges will not recur in 2001. In addition, 2000 results include a stock compensation charge of $721,000 related to issuance of stock options and restricted stock units to certain members of senior management. The remaining increase in selling, general and administrative expenses is primarily due to activities supporting higher revenues.

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

Liquidity and Capital Resources

        During 2001, the Company generated $17.4 million in cash flows from operating activities. The Company's cash flow from operating activities during 2001 was primarily generated by $11.3 million income from operations, before depreciation and amortization, the reduction in the investment in working capital of $9.4 million, and a reduction for the non-cash gain on the BNFL settlement, net of settlement expenses, of $4.2 million.

        During 2000, the Company generated $8.0 million in cash flows from operating activities. The cash flow from operating activities was generated primarily from operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed to with the State. On an annual basis, following the State's year end of June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year (see Note 2 of Notes to Consolidated Financial Statements). As of December 31, 2000, the Company had collected approximately $9.5 million from customers of the waste disposal facility that will be remitted to the State in July 2001. During 2000, the Company had a loss before income taxes of $14.0 million. Such amount included non-cash charges of approximately $10.8 million.

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

        During 2001, the Company used approximately $2.4 million in cash flows for investing activities primarily relating to $4.2 million for purchases of property and equipment.

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

        Cash flows from investing activities during 2001 were funded with $17.4 million in cash flows provided by operating activities and reduced by $10.9 million of cash flows used in financing activities. Cash flows from operating activities during 2001 were used principally to repay borrowings under the Company's bank credit facility and pay down long-term debt.

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

        In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the Department of Energy Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and Waste Management, Inc. ("WMI"), WMI will provide up to $11.9 million in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract. As of December 31, 2001, the Company had borrowings of $7.8 million under the project financing agreement. If necessary, additional borrowings will be used to fund the project. Cash generated from the project will be used to repay the borrowing under the project financing agreement. The anticipated completion date of the project is April 2002. (See note 7 of Notes to Consolidated Financial Statements).

        The Company's bank credit facility was amended in April and November of 2001 as a result of the Company not being in compliance with certain financial and technical covenants included in the credit agreement as of December 31, 2000 and September 30, 2001, respectively. Under the amended facility, the Company had available borrowings of up to $130.0 million. The facility as of December 31, 2001 consists of a five-year $40.0 million revolving line of credit (which had a temporary limit of $30.0 million in effect), a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.5% to 4.5% for LIBOR based borrowings and 1.5% to 3.5% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions.

        As of December 31, 2001, the Company had outstanding borrowings under its credit facility of $12.5 million bearing interest at prime plus 3.0% (7.75%), $32.5 million bearing interest at LIBOR plus 4.0% (5.91%) and $39.3 million bearing interest at LIBOR plus 4.5% (6.41%). As of December 31,

2000, the Company had outstanding borrowings under its credit facility of $8.5 million bearing interest at prime plus 2.25% (11.75%), $52.5 million bearing interest at LIBOR plus 3.25% (9.69%) and $39.7 million bearing interest at LIBOR plus 3.75% (10.19%).

        As of December 31, 2001, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On March 27, 2002, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2002. Such covenants include several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly or annual basis. The amendment required an amendment fee of approximately $560,000 and certain other fees and expenses. Under the amendment, there was a 0.5% increase in the applicable margin on all borrowings. In addition, the amount available under the revolving line of credit portion of the credit facility was reduced to $18.0 million as of March 27, 2002, increasing to $35.0 million during a portion of 2002 to meet certain working capital requirements of the Company, and decreasing to $15.0 million as of January 1, 2003 through February 28, 2003. The amount of available borrowings under the revolving line of credit portion of the credit facility after February 28, 2003 will be determined by the Company's lenders. At March 27, 2002, after giving effect to this amendment, $13.4 million of additional borrowings were available under the revolving credit portion of the credit facility.

        The Company believes that cash flows from operations and borrowings available under its credit facility will be sufficient to meet its operating needs for at least the next twelve months. However, if management is unable to improve the Company's operating results during 2002 to fund operations and scheduled reductions in available borrowings under its credit facility or is unable to meet the monthly, quarterly or annual financial and technical covenants under its revised credit facility, the Company may need to obtain further modifications to the credit agreement from its banks and/or additional sources of funding. There can be no assurance that such modifications and/or funding, if needed, will be available.

New Accounting Pronouncements

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

        SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill will no longer be amortized to expense. Instead, goodwill will be measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including pro forma net income and earnings per share for all periods presented. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $70.8 million and unamortized identifiable intangible assets in the amount of $7.9 million, both of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1.7 million and $2.5 million for the years ended December 31, 2000 and 2001, respectively. Due to the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

Critical Accounting Policies

        The Company's accounting policies are described in Note 2 to Notes to Consolidated Financial Statements in Item 8. The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to processing and disposal costs of inventoried waste, decontamination and decommissioning liabilities, bad debts, intangible assets, income taxes, financing operations, award fees, long-term service contracts, other accrued liabilities, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

REVENUE RECOGNITION

Commercial Waste Processing

        Revenues from the Company's commercial waste processing facilities are recognized as waste is processed. The Company processes substantially all customer waste under fixed-unit-price contracts which allow for additional billings for burial price increases occurring within a set period of time following the Company's receipt of waste, or if the waste processed differs from contract specifications. Upon completion of processing, the Company accrues for transportation, burial and secondary waste processing costs. The Company maintains a waste tracking system ("Accutrack") that traces the processes undergone by customer waste material and assigns it a value based upon the contractual fixed-unit-price. The Company records revenue and adjusts its unbilled receivables and deferred revenue accounts monthly using the information maintained in Accutrack. On a quarterly basis, the Company performs a physical verification of the customer waste on site and reconciles that information to the general ledger. Concurrent with recording its quarterly adjustments relative to unbilled receivables and deferred revenue, the Company reconciles its recorded accrual for burial and secondary waste processing using the then current burial cost rates and its burial and processing schedules. If the burial cost rates or availability of the assumed burial sites were to change significantly, the Company's estimates of the cost of burial would likely increase.

Long-term Contracts

        Revenues under long-term contracts are recognized using the percentage of completion method of accounting in accordance with the provisions of Statement of Position No. 81-1, Accounting for

Performance of Construction-Type and Certain Production-Type Contracts. Differences between recorded costs, estimated earnings and final billings, including estimated award fees, are recognized in the period they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities and are included in unearned revenues.

        The contract method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries from the customer for changes in scope. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of service deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current and future periods. Included in revenues are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for hours delivered and anticipated price adjustments for contract changes, claims, escalation and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting.

DECONTAMINATION AND DECOMMISSIONING LIABILITIES

        The Company has responsibility related to the cost of decontamination and decommissioning of its commercial waste processing facilities and equipment in Tennessee. Such costs will generally be paid upon closure of such facilities. As described in note 11 (a) to the consolidated financial statements, the Company has estimated the cost of such decontamination and decommissioning and recorded a liability related thereto.

        Similarly, the Company will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. The Company has recorded accruals related to these decontamination and decommissioning liabilities as well.

        Management updates its closure and remediation cost estimates for decontamination and decommissioning on an annual basis related to these obligations. These estimates are based on current technology and burial rates. Management is unable to reasonably estimate the impact changes in technology, burial rates and the timing of closure will have on the ultimate costs associated with these obligations. Changes in these factors could have a material impact on these estimates.

IMPAIRMENT OF LONG-LIVED ASSETS AND GOODWILL

        The Company has made significant business acquisitions for which it has recorded the fair value of long-lived assets acquired and related goodwill and other intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying value of such assets may not be recoverable. The Company also periodically assesses the recoverability of goodwill.

        The recoverability of long-lived assets to be held and used and goodwill is measured by a comparison of the carrying amount of the asset to future undiscounted cash flows expected to be generated by the asset or acquired entities. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed their fair values, which may be determined based upon their projected discounted cash flows. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        In assessing impairment of long-lived assets, goodwill and other intangible assets, management makes estimates as to future use of the acquired assets. These estimates are based upon current technology and its assessment of the future demand for the Company's services. Management is unable to reasonably estimate the impact changes in technology or customer demand will have on the ultimate utilization and related cash flows of its assets. Changes in these factors could have a material impact on its estimates and the corresponding impairment analyses.

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

        The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and loss of one or more technical support service contracts could adversely affect the Company's future operating results. Finally, a significant component of the Company's direct costs include the cost of disposal of materials in licensed landfills. The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to effect the operating results of the Company.

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

        An element of the Company's growth strategy is to continue to pursue strategic acquisitions that expand and complement the Company's business, technologies and service offerings. Under the Company's amended credit facility, its ability to make acquisitions is restricted. If the Company wants to complete an acquisition, subject to the approval of its lender, the Company' future operating results may be affected by the costs and timing of completion and integration of such an acquisition.

Item 7A. Quantitative and Qualitative Information about Market Risk

        The Company's major market risk is to changing interest rates. As of December 31, 2001, the Company had floating rate debt outstanding under its bank credit facility of $12.5 million bearing interest at prime plus 3.0% (7.75%), $32.5 million bearing interest at LIBOR plus 4.0% (5.91%) and $39.3 million bearing interest at LIBOR plus 4.5% (6.41%). Average outstanding borrowings under the bank credit facility were $14.5 million during 2001. The Company currently has not entered into any derivative instruments to hedge its exposure to changing interest rates but may do so in the future. In addition, the Company does not have any foreign currency or commodity market risk.

29

Item 8. Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES

Table of Contents

Independent Auditors' Report

The Board of Directors and Stockholders
Duratek, Inc.:

        We have audited the consolidated financial statements of Duratek, Inc. and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 14(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                      /s/ KPMG LLP

Baltimore, Maryland
March 27, 2002

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2000 and 2001

(in thousands of dollars, except per share amounts)

	2000	2001
Assets
Current assets:
Cash	$431	$4,519
Receivables, less allowance for doubtful accounts of $1,517 in 2000 and $1,010 in 2001	57,365	48,034
Other accounts receivable	5,043	3,671
Income taxes recoverable	6,516	—
Cost and estimated earnings in excess of billings on uncompleted contracts	24,436	25,539
Prepaid expenses and other current assets	7,687	5,131
Deferred income taxes	736	6,080

Total current assets	102,214	92,974
Property, plant and equipment, net	82,598	75,883
Goodwill and other intangible assets, net	83,139	78,733
Decontamination and decommissioning trust fund	18,037	18,640
Other assets	8,855	10,497
Deferred income taxes	3,857	—

	$298,700	$276,727

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$11,400	$10,400
Short-term borrowings	—	7,763
Accounts payable	23,915	24,987
Accrued expenses and other current liabilities	41,115	41,903
Unearned revenues	12,742	10,488
Waste processing and disposal liabilities	8,797	10,584

Total current liabilities	97,969	106,125
Long-term debt	102,265	73,900
Facility and equipment decontamination and decommissioning liabilities	29,294	30,014
Other noncurrent liabilities	2,588	2,547
Deferred income taxes	—	1,523

Total liabilities	232,116	214,109

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 157,525 shares issued and outstanding (liquidation value $17,013)	15,499	15,734

Stockholders' equity:
Preferred stock—$.01 par value; authorized 4,840,000 shares; none issued	$—	$—
Common stock—$.01 par value; authorized 35,000,000 shares; issued 14,992,705 shares in 2000 and 15,070,879 shares in 2001	150	150
Capital in excess of par value	77,134	77,240
Accumulated deficit	(15,993)	(20,594)
Treasury stock at cost, 1,572,458 shares in 2000 and 1,576,658 shares in 2001	(9,251)	(9,275)
Deferred compensation	(955)	(637)

Total stockholders' equity	51,085	46,884

Commitments and contingencies

	$298,700	$276,727

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 1999, 2000 and 2001

(in thousands of dollars, except per share amounts)

	1999	2000	2001
Revenues	$176,408	$229,830	$282,175
Cost of revenues	128,719	187,940	219,994

Gross profit	47,689	41,890	62,181
Selling, general and administrative expenses	27,992	46,780	55,453

Income (loss) from operations	19,697	(4,890)	6,728
Interest expense, net	(2,297)	(8,867)	(10,443)
Other expense, net	—	(290)	28

Income (loss) before income taxes (benefit) and proportionate share of losses of joint ventures	17,400	(14,047)	(3,687)
Income taxes (benefit)	6,464	(5,083)	(729)

Income (loss) before proportionate share of losses of joint ventures	10,936	(8,964)	(2,958)
Proportionate share of losses of joint ventures	(122)	(148)	(148)

Net income (loss)	10,814	(9,112)	(3,106)
Preferred stock dividends and charges for accretion	(1,510)	(1,443)	(1,495)

Net income (loss) attributable to common stockholders	$9,304	$(10,555)	$(4,601)

Net income (loss) per share:
Basic	$0.70	$(0.79)	$(0.34)

Diluted	$0.55	$(0.79)	$(0.34)

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 1999, 2000 and 2001

(in thousands of dollars)

	Common stock
			Capital in excess of par value	Accumulated deficit	Treasury stock	Deferred stock compensation	Total stockholders' equity
	Shares	Amount
Balance, December 31, 1998	14,300,919	$143	$72,512	$(14,742)	$(2,891)	$—	$55,022
Net income	—	—	—	10,814	—	—	10,814
Exercise of options and warrants	598,100	6	1,832	—	—	—	1,838
Income tax benefit from exercise of non-qualified stock options	—	—	862	—	—	—	862
Treasury stock purchases	—	—	—	—	(6,297)	—	(6,297)
Preferred stock dividend and charges for accretion	—	—	—	(1,510)	—	—	(1,510)

Balance, December 31, 1999	14,899,019	149	75,206	(5,438)	(9,188)	—	60,729
Net loss	—	—	—	(9,112)	—	—	(9,112)
Deferred stock compensation			1,592			(1,592)	—
Amortization of deferred stock compensation	—	—	—	—	—	637	637
Exercise of options and warrants	875	—	5	—	—	—	5
Conversion of preferred stock	82,500	1	247	—	—	—	248
Other issuances of common stock	10,311	—	84	—	—	—	84
Treasury stock purchases	—	—	—	—	(63)	—	(63)
Preferred stock dividend and charges for accretion	—	—	—	(1,443)	—	—	(1,443)

Balance, December 31, 2000	14,992,705	150	77,134	(15,993)	(9,251)	(955)	51,085
Net loss	—	—	—	(3,106)	—	—	(3,106)
Amortization of deferred stock compensation	—	—	—	—	—	318	318
Exercise of options and warrants	12,500	—	70	—	—	—	70
Other issuances of common stock	65,674	—	321	—	—	—	321
Adjustments related to stock option excercises	—	—	(285)	—	—	—	(285)
Treasury stock purchases	—	—	—	—	(24)	—	(24)
Preferred stock dividend and charges for accretion	—	—	—	(1,495)	—	—	(1,495)

Balance, December 31, 2001	15,070,879	$150	$77,240	$(20,594)	$(9,275)	$(637)	$46,884

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 1999, 2000 and 2001

(in thousands of dollars)

	1999	2000	2001
Cash flows from operating activities:
Net income (loss)	$10,814	$(9,112)	$(3,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,664	9,152	14,428
Accrued interest on convertible debenture	513	630	179
Gain on settlement, net of settlement expenses	—	—	(4,182)
Proportionate share of losses of joint ventures	122	148	148
Stock compensation expense	—	721	318
Loss on disposal of assets, net	—	290	—
Allowance for doubtful accounts	149	5,100	200
Deferred income taxes	4,035	(4,195)	36
Income tax benefit from exercise of non-qualified stock options	862	—	—
Changes in operating items, net of effects from businesses acquired in 1999 and 2000:
Receivables	(12)	(11,895)	407
Income taxes recoverable	—	(6,516)	6,516
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,960)	(166)	(1,103)
Prepaid expenses and other current assets	(1,007)	(2,972)	2,700
Accounts payable, accrued expenses and other current liabilities	(1,833)	16,304	1,860
Unearned revenues	(1,483)	3,534	(2,254)
Waste processing and disposal liabilities	(2,927)	4,887	1,787
Facility and equipment decontamination and decommissioning liabilities	746	1,617	117
Other	10	448	(648)

Net cash provided by operating activities	9,693	7,975	17,403

Cash flows from investing activities:
Additions to property, plant and equipment	(8,758)	(14,904)	(4,211)
Acquisitions of businesses, net of cash acquired	(13,144)	(68,710)	—
Proceeds from sale of DuraTherm, Inc, net of transaction costs	—	7,624	—
Advances to employees, net	(1,356)	(105)	79
Other	(601)	10	1,711

Net cash used in investing activities	(23,859)	(76,085)	(2,421)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under revolving credit facility	$(1,947)	$9,500	$(6,000)
Net proceeds from short-term borrowings	—	—	7,763
Proceeds from long-term debt	20,000	90,000	—
Repayments of long-term debt	(2,800)	(25,000)	(10,400)
Repayments of capital lease obligations	(229)	(1,464)	(790)
Preferred stock dividends paid	(1,280)	(1,206)	(267)
Proceeds from issuance of common stock	1,838	5	70
Treasury stock purchases	(6,297)	(63)	(24)
Deferred financing costs	(1,003)	(3,291)	(1,246)

Net cash provided by (used in) financing activities	8,282	68,481	(10,894)

Net increase (decrease) in cash and cash equivalents	(5,884)	371	4,088
Cash and cash equivalents, beginning of year	5,944	60	431

Cash and cash equivalents, end of year	$60	$431	$4,519

Supplemental disclosure of non-cash financing activities:
During 2001, in connection with a non-cash settlement of $9,974 of accounts receivable, the Company's $10,000 convertible debenture and $3,508 of related accrued interest was cancelled.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1999, 2000 and 2001

(in thousands of dollars, except per share amounts)

(1)  Description of Business and Liquidity

        Duratek, Inc. and its wholly owned subsidiaries ("Duratek" or the "Company"), provide waste treatment solutions for radioactive, hazardous, mixed (i.e., intermingled radioactive and hazardous) and other wastes. The Company combines proprietary technologies for treating various waste streams with a staff of highly skilled personnel with significant environmental experience to offer its customers a comprehensive approach to their waste treatment needs. The Company's proprietary technologies include vitrification, incineration, compaction, metal decontamination, and liquid waste treatment used independently or in tandem to process its customers' waste for long-term storage and disposal. The Company has a staff of engineers, consultants and technicians who implement the Company's waste treatment technologies and provide highly specialized technical support services for its customers. The technical support services provided by the Company include site decontamination and decommissioning, radiological engineering services and environmental safety and health training.

        During the fourth quarter of 2000, the Company incurred significant operating losses as the result of operational problems at its waste processing facilities in Tennessee. Management expected these problems to also adversely impact results for the first quarter of 2001. Actual results for all of 2001 were adversely impacted as a consequence of these operational problems and related losses on two significant contracts, particularly in the first and fourth quarters of the year. As a result of these losses, the Company was not in compliance with certain financial and technical covenants included in the credit agreement with respect to its bank credit facility at December 31, 2000 and 2001. The Company has obtained waivers of such non-compliance as well as amendments to certain financial and technical covenant requirements for both 2000 and 2001. Such covenants include several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly or annual basis. If management is unable to achieve its planned results, the Company may need to obtain further modifications of the credit agreement and/or additional sources of funding. There can be no assurance that the Company's lenders will agree to such modifications or that such funding, if needed, will be available.

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

  (c)
  Property, Plant, and Equipment

        Property, plant and equipment are carried at cost. Replacements, maintenance and repairs which do not extend the lives of the assets are expensed as incurred. The Company provides for depreciation of property, plant, and equipment when such assets become operational, primarily on a straight-line basis over useful lives of three to forty-five years. Leasehold improvements are amortized over the shorter of the asset life or the term of the lease.

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

  (e)
  Goodwill and Other Intangible Assets

        Goodwill is attributable to several acquisitions made by the Company. Goodwill is being amortized on a straight-line basis over a 30-year period. Other intangibles consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the Waste Management Nuclear Services transaction (see note 3), covenants not-to-compete and costs incurred to obtain patents. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility. Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.

        The Company assesses the recoverability of goodwill by determining whether amortization of the goodwill balance over its remaining life can be recovered through undiscounted cash flows of the acquired entities. The amount of impairment if any is measured based on projected discounted cash flows using a discount rate reflecting the Company's average cost of funds. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

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

            Contracts for Waste Treatment and Disposal Projects—Revenues from long-term waste treatment and disposal projects are primarily generated under fixed-price and cost-plus fixed fee contracts. Measurement of the percent of completion is done by using the contract milestone method. Revenues are recognized based upon the percentage complete multiplied by the contracted revenues. Cost of revenues are recognized based upon the percentage complete multiplied by the total estimated contract costs. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance.

            Contracts for Technical Support and Operation Services—Revenues from technical support and operation services are primarily generated under cost-plus fixed fee and time-and-materials contracts. Contract revenue includes the basic contract price, change orders and award fees which the Company believes it will likely achieve. Measurement of the percent of completion is done by the cost-to-cost method. Contract costs includes all direct labor, material costs and the indirect costs related to contract performance.

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

  (k)
  New Accounting Pronouncements

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

        SFAS No. 142, Goodwill and Other Intangible Assets, will become effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill will no longer be amortized to expense. Instead, goodwill will be measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including pro forma net income and earnings per share for all periods presented. As of the date of adoption, the Company has unamortized goodwill in the amount of $70,797 and unamortized identifiable intangible assets in the amount of $7,936, both of which will be subject to the transition provisions of SFAS 142. Amortization expense related to goodwill was $1,700 and $2,460 for the years ended December 31, 2000 and 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

  (l)
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

  (m)
  Reclassifications

        Certain amounts for 1999 and 2000 have been reclassified to conform to the presentation for 2001.

(3)  Acquisitions

  (a)
  Acquisition of Waste Management Nuclear Services

        On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI"). The acquisition was effected as the purchase of all the outstanding capital stock of Waste

Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS"). Each of Rust, CWM, and CNS are indirect subsidiaries of WMI. The purchase price was $68,758 in cash including $2,008 of transaction costs. The acquisition was financed with borrowings under the Company's amended and restated bank credit facility (see note 8). The acquired companies are referred to as Waste Management Nuclear Services ("WMNS"). WMNS is a leader in providing low-level radioactive waste management services for the commercial industry and the Federal government. WMNS consists primarily of three operating businesses: (i) the federal services division which provides radioactive waste handling, transportation, treatment packaging, storage, disposal, site cleanup, and project management services primarily for the United States Department of Energy ("DOE") and other federal agencies; (ii) the commercial services division which provides radioactive waste handling, transportation, licensing, packing, disposal, and decontamination and decommissioning services primarily to nuclear utilities; and (iii) the commercial processing and disposal division which operates a commercial low-level radioactive waste disposal facility in Barnwell, South Carolina. The acquisition has been accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets has been allocated to goodwill and is being amortized over 30 years. Operations of WMNS since June 8, 2000 are included in the Company's consolidated statements of operations.

        The aggregate purchase price for WMNS is as follows:

Cash paid to Waste Management	$66,750
Liabilities assumed	45,686
Transaction costs	2,008

Aggregate purchase price	$114,444

        The aggregate purchase price was allocated to the acquired assets based upon their estimated fair values as follows:

Cash	$5
Accounts receivable	16,622
Unbilled revenues	8,445
Prepaid expenses	1,977
Property and equipment	10,626
Other tangible assets	1,625
Barnwell operating rights	7,340
Decontamination and decommissioning trust fund	16,687
Goodwill and other intangible assets	51,117

$114,444

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

        At the date of the acquisition, a $3,000 escrow account was established to secure indemnities made by the sellers in the acquisition agreement. The Company filed a claim against the escrow in 2000 related to certain alleged breaches in the representations made by the sellers. The Company received $375 of the escrowed funds, with the remainder released to the seller, in 2001.

        Pro forma revenues, net income (loss) and diluted net income (loss) per share for the years ended December 31, 1999 and 2000, as if the transactions to: (i) acquire WMNS and (ii) acquire Hake were consummated on January 1, 1999, are as follows. The results presented are not necessarily indicative of results expected for future years.

	1999	2000
Revenues	$372,893	$280,629
Net income (loss)	21,508	(5,656)
Diluted net income (loss) per share	1.15	(0.53)

(4)  Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and a convertible debenture that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 1999, 2000 and 2001 consist of the following:

	1999	2000	2001
Numerator:
Net income (loss) attributable to common stockholders	$9,304	$(10,555)	$(4,601)

Plus:
Income impact of assumed conversions, preferred stock dividends and charges for accretion	1,510	—	—
Interest on convertible debenture, net of tax	308	—	—

	1,818	—	—

Net income (loss) attributable to common shareholders assuming conversion	$11,122	$(10,555)	$(4,601)

Denominator:
Weighted-average shares outstanding	13,351	13,432	13,449

Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	260	—	—
Convertible debenture	1,382	—	—
Convertible redeemable preferred stock	5,330	—	—

	6,972	—	—

Adjusted weighted average shares outstanding	20,323	13,432	13,449

Basic net income (loss) per share	$0.70	$(0.79)	$(0.34)

Diluted net income (loss) per share	$0.55	$(0.79)	$(0.34)

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share at December 31, 1999, 2000 and 2001 because the effect would have been anti-dilutive were 556,000, 6,711,000, and 6,411,000 shares, respectively.

(5)  Property, Plant and Equipment

        Property, plant and equipment at December 31 consist of the following:

	2000	2001
Land and land improvements	$2,757	$2,816
Buildings	40,159	40,776
Machinery and equipment	49,399	54,793
Leasehold improvements, furniture and fixtures	7,599	5,885
Construction in progress	3,489	397

	103,403	104,667
Less accumulated depreciation and amortization	20,805	28,784

	$82,598	$75,883

(6)  Goodwill and Other Intangible Assets

        Goodwill and other intangible assets at December 31 consist of the following:

	2000	2001
Goodwill	$77,152	$76,414
Other intangible assets	10,548	10,464

	87,700	86,878
Less accumulated amortization	4,561	8,145

	$83,139	$78,733

        During the year ended December 31, 2001, the Company reduced goodwill related to the WMNS acquisition by approximately $737 upon the final determination of the amount of loss related to certain contingencies that existed at the acquisition date.

(7)  EMWMF Project Financing

        In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the Department of Energy Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and WMI, WMI will provide up to $11,900 in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract. Under the terms of the contract, the deferred project costs will be recouped over the first 96,000 cubic yards of material disposed or within six months from the commencement of operations, whichever occurs first. As the billings are realized as cash collections, these proceeds will pay off the project financing to WMI in its entirety. All unpaid principal and interest will be paid in full by January 1, 2003 and may be extended until 2005 under certain conditions. As of December 31, 2001, the Company had borrowings of $7,763 and accrued interest payable of $239 under the project financing agreement. If necessary, additional borrowings will be used to fund the project.

(8)  Long-Term Debt

        Long-term debt at December 31 consist of the following:

	2000	2001
Bank Credit Facility:
Borrowings under revolving line of credit	$18,500	$12,500
Term loans	82,200	71,800
Debenture	12,965	—

	113,665	84,300
Less: current maturities of long-term debt	11,400	10,400

	$102,265	$73,900

        The Company's bank credit facility was amended in April and November of 2001 as a result of the Company not being in compliance with certain financial and technical covenants included in the credit agreement as of December 31, 2000 and September 30, 2001, respectively. Under the amended facility, the Company had available borrowings of up to $130,000. The facility as of December 31, 2001 consists of a five-year $40,000 revolving line of credit (which had a temporary limit of $30,000 in effect), a five-year $50,000 term loan and a six and one-half year $40,000 term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.5% to 4.5% for LIBOR based borrowings and 1.5% to 3.5% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions.

        As of December 31, 2001, the Company had outstanding borrowings under its credit facility of $12,500 bearing interest at prime plus 3.0% (7.75%), $32,500 bearing interest at LIBOR plus 4.0% (5.91%) and $39,300 bearing interest at LIBOR plus 4.5% (6.41%). As of December 31, 2000, the Company had outstanding borrowings under its credit facility of $8,500 bearing interest at prime plus 2.25% (11.75%), $52,500 bearing interest at LIBOR plus 3.25% (9.69%) and $39,700 bearing interest at LIBOR plus 3.75% (10.19%).

        As of December 31, 2001, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On March 27, 2002, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2002. Such covenants include several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly or annual basis. The amendment required an amendment fee of approximately $560 and certain other fees and expenses. Under the amendment, there was a 0.5% increase in the applicable margin on all borrowings. In addition, the amount available under the revolving line of credit portion of the credit facility was reduced to $18,000 as of March 27, 2002, increasing to $35,000 during a portion of 2002 to meet certain working capital requirements of the Company, and decreasing to $15,000 as of January 1, 2003 through February 28, 2003. The amount of available borrowings under the revolving line of credit portion of the credit facility after February 28, 2003 will be determined by the Company's lenders. At March 27, 2002, after giving effect to this amendment, $13,400 of additional borrowings were available under the revolving credit portion of the credit facility.

        In November 1995, in connection with the formation of a strategic alliance, the Company received proceeds of $9,830, net of debt issue costs, from the issuance of a $10,000 convertible debenture to BNFL, Inc. (BNFL). The debenture accrued interest at the one-year LIBOR. Prior to November 2000,

BNFL had a right to convert the debenture and accrued interest into common stock of the Company. BNFL elected not to convert the debenture into the Company's common stock. The debenture was to be repaid in annual installments of not less than $1,000 through November 2004 with the final payment due in November 2005. On December 12, 2001, the Company entered into a Settlement and Mutual Release Agreement with BNFL providing for the dismissal of litigation and arbitration between the two companies that began in June 2001 (see note 17). As part of the settlement, BNFL transferred to the Company a net payment of $1,250, which represented a $14,394 payment by BNFL to the Company less a $13,144 payment by the Company to BNFL. The parties agreed to file consent motions and proposed orders asking for the dismissal of the lawsuits and arbitration with prejudice, except for certain issues related to the question of indemnification with respect to an alleged patent infringement matter. As part of the settlement and in consideration of the payment referred to above, the $10,000 debenture issued by the Company to BNFL was cancelled. The Company recognized a gain on settlement, net of settlement expenses, of $4,182.

        Aggregate maturities of long-term debt as of December 31, 2001 are as follows:

2002	$10,400
2003	10,400
2004	10,400
2005	22,900
2006	10,400
Thereafter	19,800

$84,300

        The Company paid interest of $1,784, $6,945, and $8,139 during the years ended December 31, 1999, 2000 and 2001, respectively.

(9)  Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities at December 31 consist of the following:

	2000	2001
Salaries and related expenses	$8,015	$5,514
Amount due to the State of South Carolina	19,826	18,093
Contract costs—subcontractors	7,326	11,673
Preferred stock dividend payable	315	1,260
Other accrued expenses	5,633	5,363

	$41,115	$41,903

        The amount due to the State of South Carolina is payable by July 30, 2002, pursuant to the provisions of the Act (see note 2(g)).

(10) Waste Processing and Disposal Liabilities

        During customer waste processing at the Company's Oak Ridge, Tennessee facility, the Company creates waste by-products (secondary waste) which become the Company's responsibility to process and send to burial. Management evaluates the content of this waste and accrues the estimated costs of processing and disposal based on anticipated processing methods and current disposal sites and rates. The ultimate cost of processing and disposal, however, will depend on the actual contamination of the waste, the amount of processing, volume reduction and disposal density. At December 31, 2000 and 2001, the Company has accrued $987 and $2,911, respectively, related to such waste.

        In addition, the Company has accrued $7,810 and $4,021 for processed customer waste awaiting burial at December 31, 2000 and 2001, respectively. The Company ships a significant portion of waste to a single burial site, at a cost lower than waste shipped to other available alternatives. The accompanying consolidated financial statements reflect various accruals and estimates assuming the single burial site continues to be a viable disposal site at rates presently in effect. If the site's licenses are not renewed or at some future date if the site's rate structure were to change significantly, the Company's costs to dispose of waste would likely increase. Management has not determined the impact, if any, either of these scenarios would have on the Company's liabilities or future operating costs.

        At December 31, 2001, the Company has accrued $3,652 for costs associated with processing, transporting and disposal of various high radiation customer waste in excess of related contract revenue.

(11) Facility and Equipment Decontamination and Decommissioning (D&D)

  (a)    Tennessee Facilities

        The Company has estimated the cost to decontaminate and decommission ("D&D") its commercial waste processing facilities and equipment in Tennessee to be approximately $21,177.

        Based on the current market and projections for the demand for future waste processing, the Company estimates it will operate at its Tennessee facilities for at least the next 26 years. Accordingly, the Company is accruing the expected D&D costs plus an amount for inflation over such period. During the years ended December 31, 1999, 2000 and 2001, the Company accrued D&D costs of $746, $826, and $544, respectively.

        The Company has purchased insurance to fund the Company's obligation to clean and remediate its Tennessee facilities upon closure. The Company is accounting for these insurance policies using a deposit accounting methodology whereby a portion of the premiums paid are viewed as a funding mechanism to cover the Company's obligation. The amount of the premiums that is considered a funding mechanism is capitalized as a deposit asset with the difference being charged to earnings in the period in which the premiums are paid. As of December 31, 2000 and 2001, the deposit asset was $634 and $932, respectively, and is included in other assets in the consolidated balance sheets. Related insurance expense for the years ended December 31, 2000 and 2001 was $386 and $439, respectively.

  (b)    Barnwell Low-Level Radioactive Waste Disposal Facility

        Effective July 6, 2000, the State of South Carolina passed into law a new Act (see note 2(g)) that, in addition to the new rate-controlled structure, also establishes annual volume limits on waste that can be accepted at the site for disposal. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. At the end of the eight-year period, the site will remain open for receipt of waste from only the three Atlantic Compact states (New Jersey, Connecticut and South Carolina). The Company operates the site under a license granted by the State of South Carolina. The Company has estimated the cost to close the Barnwell site to be $21,144 and has accrued $18,640 at December 31, 2001. The difference will be accrued over the remaining life of the site. In order to fund the site closure obligation, the State of South Carolina has required the Company to establish a trust fund to cover such costs. At December 31, 2001, the trust fund held cash and securities of $18,640.

  (c)    Other Buildings and Equipment

        The Company owns several buildings located at the Barnwell site and certain waste treatment equipment located at various commercial nuclear utilities throughout the United States that will require remediation at the end of their useful lives. The Company estimates the current cost to remediate the buildings and equipment to be approximately $2,300. As of December 31, 2001, the Company had accrued $1,813 of such costs and will accrue the balance over the assets' remaining useful lives. The State of South Carolina has required the Company to post a letter of credit and surety bond with respect to the estimated remediation costs of $2,776 for the buildings.

        Management updates its closure and remediation cost estimates on an annual basis. These estimates are based on current technology and burial rates. Management is unable to reasonably estimate the impact of changes in technology, burial rates and the timing of closure will have on the ultimate costs. Changes in these factors could have a material impact on these estimates.

(12) 8% Cumulative Convertible Redeemable Preferred Stock

        In January 1995, the Company issued 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Carlyle Option") to purchase up to an additional 1,250,000 shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group ("Carlyle") for $16,000. During 1998, Carlyle exercised its option to purchase 1,206,809 shares for $4,526. The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of three dollars per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on February 5, 2004 for one hundred dollars per share plus accrued and unpaid dividends. Subject to restrictions in the bank credit facility, the Company is required to pay quarterly dividends on the Convertible Preferred Stock (see note 8). As of December 31, 2001, the Company had accrued dividends of $1,260. During 2000, holders converted 2,475 shares of preferred stock into 82,500 shares of common stock.

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

        The estimated fair value of the Convertible Preferred Stock at December 31, 2001 approximated its carrying value.

(13) Stockholders' Equity

        During the year ended December 31, 1999, the Company received a compensation deduction, for income tax purposes, upon exercise of non-qualified stock options by employees. The benefit of such deduction, which is included in stockholders' equity, was $862 for the year ended December 31, 1999.

        During 1999, 2000, and 2001, the Company repurchased 1,036,700, 10,300, and 4,200 shares of its common stock, respectively. The repurchased shares are reflected as treasury stock in the consolidated balance sheets.

(14) Stock Compensation

  (a)    Stock Option Plan

        In May 2000, the Company's stockholders approved the 1999 Stock Option and Incentive Plan (the "Plan") which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares and performance units on shares) to directors, officers and employees of the Company for issuance of up to 5,000,000 shares of common stock in the aggregate. At December 31, 2001, there were 3,979,970 additional shares available for grant under the Plan. The Company granted options in 1999 and prior years pursuant to the 1984 Stock Option Plan. No further grants will be made under this plan. At December 31, 2001, the Company has 10,911,883 shares reserved for issuance of options, options issued but unexercised, and securities convertible into the Company's common stock.

        The per share weighted-average fair value of stock options granted during 1999, 2000, and 2001 were $5.64, $6.57, and $3.06, respectively, on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: expected dividend yield 0%, risk-free interest rate of 5.5%, expected volatility of 64% (63% in 2000 and 64% in 1999), and an expected life of four years.

        The Company applies APB No. 25 in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income (loss) attributable to common stockholders and net income (loss) per share on a diluted basis, would have been $8,926 and $0.53, ($11,371) and ($0.85), and ($4,059) and ($0.30) for the years ended December 31, 1999, 2000, and 2001, respectively.

        Pro forma results reflect only options granted since January 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net income (loss) amount for 1999 presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

        Changes in options outstanding are as follows:

	Weighted average exercise price	Number of shares
December 31, 1998	$5.06	1,489,507
Granted	5.78	428,500
Exercised	3.07	(597,950)
Terminated and expired	3.41	(503,257)

December 31, 1999	7.91	816,800
Granted	7.94	552,600
Exercised	5.88	(875)
Terminated and expired	9.76	(65,875)

December 31, 2000	7.82	1,302,650
Granted	4.02	310,000
Exercised	5.65	(12,500)
Terminated and expired	12.91	(77,000)

December 31, 2001	$6.81	1,523,150

        Certain options issued in 2000, granted to executive officers of the Company, have exercise prices that were less than the fair value of the Company's common stock on the date of grant. The difference of $269 has been recorded as deferred compensation and is being recognized over the vesting period. During the years end December 31, 2000 and 2001, the Company recognized compensation expense of $108 and $54, respectively. The following table summarizes information about outstanding and exercisable options at December 31, 2001:

Outstanding				Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$3.92 - $5.88	876,850	7.4 years	$5.14	296,550	$5.73
$8.13 - $8.75	449,500	8.4 years	$8.43	89,900	$8.44
$10.13 - $10.63	196,800	0.9 years	$10.52	176,050	$10.51

	1,523,150			562,500

  (b)    Restricted Stock Units

        Upon approval of the Plan by the stockholders in May 2000, two of the Company's senior executives were granted 157,930 restricted stock units. The units vest over a four-year period. Upon vesting, the grantee has the right to receive common stock in exchange for such units. The Company has accounted for this plan as a compensatory fixed plan under APB 25, which resulted in a compensation charge of approximately $1,323 of which $529 and $265 was recognized during the years ended December 31, 2000 and 2001, respectively.

(15) Income Taxes

        The provision (benefit) for income taxes for the years ended December 31 consist of the following:

	1999	2000	2001
Current:
State	$567	$624	$457
Federal	1,862	(1,512)	(1,222)

	2,429	(888)	(765)

Deferred:
State	594	(1,444)	(260)
Federal	3,441	(2,751)	296

	4,035	(4,195)	36

	$6,464	$(5,083)	$(729)

        The provision (benefit) for income taxes for the years ended December 31, 1999, 2000, and 2001 is reconciled to the amount computed by applying the statutory Federal income tax rate to income (loss) before income taxes and proportionate share of losses of joint ventures as follows:

	1999	2000	2001
Federal income tax provision (benefit) at statutory rate	$6,090	$(4,776)	$(1,254)
State income taxes, net of Federal tax benefit	756	(541)	130
Valuation allowance	(257)	362	(76)
Other	(125)	(128)	471

	$6,464	$(5,083)	$(729)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31 consist of the following:

	2000	2001
Allowance for doubtful accounts	$530	$650
Loss of joint venture	1,383	—
Waste processing and disposal liabilities	—	1,762
Facility and equipment decontamination and decommissioning liabilities	1,605	1,443
Net operating loss carryforwards	4,760	6,161
Alternative minimum tax	1,328	418
Accelerated depreciation and amortization	(4,191)	(6,311)
Other	(92)	1,088

	5,323	5,211
Less valuation allowance	730	654

Net deferred tax asset	$4,593	$4,557

        During the year ended December 31, 2000, the Company utilized net operating loss carryforwards acquired as part of the Hake acquisition (see note 3(b)) resulting in an income tax benefit of approximately $341. Such amount was recorded as a reduction to goodwill.

        In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $730 and $654 as necessary at December 31, 2000 and 2001, respectively.

        The Company paid income taxes of $4,087, $5,052, and $1,382 in the years ended December 31, 1999, 2000, and 2001, respectively.

        The Company has approximately $12,113 of net operating loss carryforwards for Federal tax purposes which expire through 2021.

(16) Profit Investment and Deferred Compensation Plans

        The Company maintains a Profit Investment Plan for employees who have completed one year of service with the Company. The Plan permits pre-tax contributions to the Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $758, $953 and $1,186 for the years ended December 31, 1999, 2000, and 2001, respectively.

(17) Related Party Transactions

        At December 31, 2000 and 2001, two of the Company's executive officers held loans of $804 and $735, respectively. The loans bear interest at 5% and are due by December 31, 2002. These loans are included in other accounts receivable in the accompanying consolidated balance sheets.

        During 1999 and most of 2000, BNFL was considered a related party due to the convertible feature of the debenture which expired in November 2000. The Company recognized revenues of approximately $17,000 and $22,000 during 1999 and 2000, respectively, under subcontracts with BNFL related to their work performed on the DOE's Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects.

        On June 22, 2001, the Company filed suit against BNFL in the Circuit Court for Fairfax County, Virginia alleging that BNFL breached a Settlement Agreement dated April 20, 2001, under which BNFL was to make a $3,000 payment to the Company on or before May 28, 2001. On July 11, 2001, BNFL sued the Company in the Circuit Court for Howard County, Maryland alleging that "acts of default" had occurred under a $10,000 debenture issued by the Company to BNFL on November 7, 1995, therefore accelerating the Company's obligation to repay the debenture. The Company counterclaimed in the amount of $3,800, unrelated to the Company's claims in its lawsuit against BNFL. Additionally, on August 16, 2001, the Company filed a demand for binding arbitration against BNFL with the American Arbitration Association concerning certain claims against BNFL arising out of various contracts and agreements with BNFL.

        On December 12, 2001, the Company entered into a Settlement and Mutual Release Agreement with BNFL providing for the dismissal of litigation and arbitration between the two companies that began in June 2001. In order to resolve their differences without further resort to litigation or arbitration, BNFL transferred to the Company a net payment of $1,250, which represented a $14,394 payment by BNFL to the Company less a $13,144 payment by the Company to BNFL. The parties agreed to file consent motions and proposed orders asking for the dismissal of the lawsuits and arbitration with prejudice, except for certain issues related to the question of indemnification with respect to an alleged patent infringement matter. As part of the settlement and in consideration of the payment referred to above, the $10,000 debenture issued by the Company to BNFL was cancelled.

        The Company recognized revenues of approximately $7,400 during 2001 under subcontracts with BNFL related to work performed on the DOE's Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects, of which approximately $4,400 was recognized as a result of the December 12, 2001 settlement. BNFL was terminated by the DOE on these projects, which precluded them from obtaining the payments stipulated in the teaming agreement. The revenue recognized in 2001 related to the excess of the base fee stipulated in the contract and specifically to work performed by the Company on these projects, which was initially supposed to be earned based on the total revenue for these projects and paid over a production schedule as waste was processed.

        The Company and BNFL also agreed to establish a collaborative business relationship to pursue a waste vitrification technology application opportunity.

(18) Segment Reporting

        The Company has three primary segments: (i) commercial processing and disposal, (ii) federal services, and (iii) commercial services. During the second quarter of 2001, the Company realigned some of its operating units within each reporting segment. The impact of these changes was not significant and all figures represented have been revised to be consistent with all periods presented. To follow is a brief description of each of the segments including WMNS:

  (a)    Commercial Processing and Disposal (CPD)

        The Company conducts its commercial processing and disposal operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and its facility in Memphis, Tennessee. The disposal site is operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration, compaction, metal decontamination and recycling, vitrification, and steam reforming. Commercial waste processing customers primarily include commercial nuclear utilities and governmental agencies. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

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

  (c)    Commercial Services (CS)

        The Company's technical support services encompass engineers, consultants, and technicians, some of whom are full-time employees and the balance of whom are contract employees, who support and complement the Company's commercial and government waste processing operations and also provide highly specialized technical support services for the Company's customers.

	As of and for the Year Ended December 31, 1999
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$86,771	37,239	52,398	—	176,408
Income from operations	13,106	4,309	2,282	—	19,697
Interest expense, net	—	—	—	2,297	2,297
Depreciation and amortization expense	4,619	408	637	—	5,664
Proportionate share of losses of joint ventures	—	—	—	(122)	(122)
Income tax expense	—	—	—	6,464	6,464
Capital expenditure for additions to long-lived assets	6,708	887	67	1,096	8,758
Total assets	105,124	15,851	24,182	12,163	157,320

	As of and for the Year Ended December 31, 2000
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$88,090	74,625	67,115	—	229,830
Income (loss) from operations	(10,988)	5,634	464	—	(4,890)
Interest expense, net	—	—	—	(8,867)	(8,867)
Depreciation and amortization expense	5,879	1,277	1,286	710	9,152
Proportionate share of losses of joint ventures	—	—	—	(148)	(148)
Income tax benefit	—	—	—	(5,083)	(5,083)
Capital expenditure for additions to long-lived assets	11,621	879	1,160	1,244	14,904
Total assets	149,852	63,274	54,921	30,653	298,700

	As of and for the Year Ended December 31, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$87,791	119,936	74,448	—	282,175
Income (loss) from operations	(19,041)	15,509	10,260	—	6,728
Interest expense, net	—	—	—	(10,443)	(10,443)
Depreciation and amortization expense	7,581	2,097	2,185	2,565	14,428
Proportionate share of losses of joint ventures	—	—	—	(148)	(148)
Income tax benefit	—	—	—	(729)	(729)
Capital expenditure for additions to long-lived assets	2,360	264	676	911	4,211
Total assets	132,392	78,197	44,794	21,344	276,727

        The Company's revenues are derived primarily from utilities and through subcontracts from a combination of DOE contractors and subcontractors. During the year ended December 31, 2001, revenues from DOE contractors and subcontractors represented approximately 44% of consolidated revenues. No commercial customer represented more than 10% of consolidated revenues for the year ended December 31, 2001.

        Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $7,887 and $4,786 at December 31, 2000 and $17,544 and $18,792 at December 31, 2001, respectively. The Company estimates an allowance for doubtful accounts based on the credit worthiness of its customers as well as general economic conditions. Consequently, an adverse change in those factors could affect the Company's estimate of its bad debts.

(19) Gains (Losses) on Disposition of Assets

        (a)  DuraTherm, Inc. ("DTI")

        In February 2000, the Company completed the sale of its 80% interest in DTI to DuraTherm Group, Inc. for $8,300 in cash which was used by the Company to pay down borrowings under its bank credit facility. The Company recognized a pre-tax gain of $1,166 on the sale which is included in other expense, net in the consolidated statements of operations.

        (b)  DuraChem, L.P. (DuraChem)

        During 2000, the Company abandoned certain melter equipment previously held by its DuraChem joint venture with WMI. DuraChem became a wholly owned subsidiary of the Company in connection with the WMNS acquisition (see note 3(a)). A loss of $1,456 was recorded upon the abandonment of these assets, which is included in other expense, net in the consolidated statement of operations.

(20) Commitments and Contingencies

        (a) Leases

        The Company has several noncancellable leases which cover real property, machinery and equipment, and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense approximated $1,830, $5,338, and $5,715 for the years ended December 31, 1999, 2000, and 2001, respectively.

        The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2001:

	Operating	Capital
2002	$3,377	$521
2003	2,289	348
2004	1,975	169
2005	1,571	117
2006	468	84
Thereafter	3	—

Future minimum lease payments	$9,683	1,239

Less portion representing interest		153
Less current portion of capital lease obligation		447

Long-term portion of capital lease obligation		$639

        Long-term portion of capital lease obligation is included in other noncurrent liabilities in the accompanying consolidated balance sheets. During 1999, 2000, and 2001, the Company entered into several new capital lease obligations valued at $1,006, $770, and $26, respectively.

        (b)  Legal Proceedings

        On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint. The plaintiff filed its opposition to the motion to dismiss the amended complaint and the Company filed a reply memorandum. The motion currently is pending before the court. Although the Company believes that it has meritorious defenses to the claims alleged against it in this action, it is too early in the litigation to provide an accurate assessment of the likelihood or the extent of any liability arising from this matter.

        On June 22, 2001, the Company filed suit against BNFL Inc. ("BNFL") in the Circuit Court for Fairfax County, Virginia alleging that BNFL breached a Settlement Agreement dated April 20, 2001, under which BNFL was to make a $3,000 payment to the Company on or before May 28, 2001. On July 11, 2001, BNFL sued the Company in the Circuit Court for Howard County, Maryland alleging that "acts of default" had occurred under a $10,000 debenture issued by the Company to BNFL on November 7, 1995, therefore accelerating the Company's obligation to repay the debenture. The Company counterclaimed in the amount of $3,800, unrelated to the Company's claims in its lawsuit against BNFL. Additionally, on August 16, 2001, the Company filed a demand for binding arbitration against BNFL with the American Arbitration Association concerning certain claims against BNFL arising out of various contracts and agreements with BNFL.

        On December 12, 2001, the Company entered into a Settlement and Mutual Release Agreement with BNFL providing for the dismissal of litigation and arbitration between the two companies that began in June 2001. In order to resolve their differences without further resort to litigation or arbitration, BNFL transferred to the Company a net payment of $1,250, which represented a $14,394 payment by BNFL to the Company less a $13,144 payment by the Company to BNFL. The parties filed consent motions and proposed orders asking for the dismissal of the lawsuits and arbitration with prejudice, except for certain issues related to the question of indemnification with respect to an alleged patent infringement matter. As part of the settlement and in consideration of the payment referred to above, the $10,000 debenture issued by the Company to BNFL was cancelled.

        On December 2, 1999, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor MMT and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation ("Westinghouse"), and SEG. The complaint alleges that the sale of Westinghouse's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8,000 to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1,500 of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The complaint purports to state four bankruptcy and five common law counts. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse's motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

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

(21) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2000
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$41,013	$50,909	$71,008	$66,900
Operating income (loss)	2,212	3,482	5,779	(16,363)
Net income (loss)	1,547	1,268	590	(12,517)
Income (loss) per common share:
Basic	$0.09	$0.07	$0.02	$(0.95)
Diluted	0.08	0.07	0.02	(0.95)
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Revenues	$66,455	$74,647	$67,397	$73,676
Operating income (loss)	371	7,119	4,248	(5,010)
Net income (loss)	(1,576)	2,348	921	(4,799)
Income (loss) per common share:
Basic	$(0.15)	$0.15	$0.04	$(0.38)
Diluted	(0.15)	0.13	0.04	(0.38)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

55

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth the names of the executive officers of the Company, their positions with the Company and their principal business experience for the last five years:

Name	Age	Position	Principal Business Experience
Daniel A. D'Aniello	55	Chairman of the Board of Directors	Managing Director, The Carlyle Group since 1987. Chairman of the Board of the Company since January 1995.
Robert E. Prince	54	President, Chief Executive Officer and Director
			President and Chief Executive Officer of the Company since November 1990 and director since 1991; Founder of General Technical Services, Inc. (GTS) in October 1984; President and Chief Executive Officer of GTS from 1987 to 1992.
Robert F. Shawver	45	Executive Vice President and Chief Financial Officer	Executive Vice President of the Company since May 1993; Chief Financial Officer and Chief Administrative Officer of the Company since 1987; Vice President of the Company from 1987 to 1993.
David S. Carlson	42	Vice President, Business Operations
			Vice President, Business Operations of the Company since March 2001; Management positions in Waste Management Nuclear Services, Waste Management Federal Services, and Chem Nuclear Systems 1990 to 2000.
Craig T. Bartlett	39	Vice President, Finance and Treasurer
			Vice President, Finance of the Company since December 2000; Treasurer of the Company since February 1996; Controller of the Company from February 1993 to 1998; Director, Financial Operations of the Company from 1991 to 1993; Assistant Controller of the Company from 1988 to 1991.
Thomas E. Dabrowski	57	Senior Vice President, Federal Services
			Senior Vice President, Federal Services Group and President of Duratek Federal Services, Inc. since June 2000; President of Waste Management Nuclear Services from 1998 - 2000; President Waste Management Federal Services 1993 - 1998.

C. Paul Deltete	53	Senior Vice President, Commercial Field Services
			Senior Vice President of Technology Services and Operations and Support of the Company since January 1996; President of Analytical Resources, Inc. (an environmental consulting firm acquired by the Company in 1996) from 1984 to January 1996.
Carol Fineagan	42	Vice President Information Systems
			Vice President Information Systems of the Company since August 2000; Director of Information Systems of the Company from 1998 - 2000; Director of Information Systems for an accounting firm from 1994 to 1998.
Diane L. Leviski	41	Vice President, Human Resources	Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources of the Company from 1985 to 1988
Regan E. Voit	52	Senior Vice President, International Sales & Disposal	Senior Vice President, International Sales & Disposal, and President Chem-Nuclear Systems, L.L.C. since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.
Willis W. Bixby, Jr.	55	Vice President, Environmental Health & Quality Assurance and Control
			Vice President of the Company since October 1999. Vice President of Scientech, Inc. from 1997 to 1999. Mr. Bixby held several senior management positions with the Department of Energy from 1978 to 1997.

        Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Board of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 21, 2002 (the "2002 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

        The text and tables under "Executive Compensation" in the Company's 2002 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  (a)
  Except as indicated in the 2002 Proxy Statement, the Company knows of no person who on March 11, 2002, owned beneficially more than 5% of its Common Stock.

  (b)
  The stock ownership information contained in the text and tables under "Securities Beneficially Owned" in the Company's 2002 Proxy Statement is incorporated herein by reference.

  (c)
  The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

Item 13. Certain Relationships and Related Transactions

        The text under "Executive Compensation" and "Certain Transactions with Management and Others" in the Company's 2002 Proxy Statement is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)	The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:
Independent Auditors' Report
Consolidated Balance Sheets at December 31, 2000 and December 31, 2001
Consolidated Statements of Operations for the years ended December 31, 1999, 2000, and 2001
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1999, 2000, and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000, and 2001
Notes to Consolidated Financial Statements
(a)(2)	The following is a list of all financial statement schedules for the years ended December 31, 1999, 2000, and 2001 filed as part of this Report:
Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)(3)	See accompanying Index to Exhibits
	(b)	Reports on Form 8-K.
Current Report on Form 8-K filed on December 20, 2001.
	(c)	The following is a list of exhibits filed herewith:
Exhibit No.	Document
10.16	Third Amendment and Waiver to Credit Agreement dated as of March 27, 2002 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
(d)	The following is a list of financial statement schedules filed herewith:
Schedule II—Valuation and Qualifying Accounts

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURATEK, INC.
Dated: March 29, 2002	By: /s/ ROBERT E. PRINCE Robert E. Prince President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 29, 2002	By: /s/ ROBERT E. PRINCE Robert E. Prince President and Chief Executive Officer
March 29, 2002	/s/ ROBERT F. SHAWVER Robert F. Shawver Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
March 29, 2002	/s/ WILLIAM M. BAMBARGER, JR. William M. Bambarger, Jr. Corporate Controller
The Board of Directors:
March 29, 2002	/s/ DANIEL A. D'ANIELLO Daniel A. D'Aniello
March 29, 2002	/s/ EARLE C. WILLIAMS Earle C. Williams
March 29, 2002	/s/ DR. FRANCIS J. HARVEY Dr. Francis J. Harvey
March 29, 2002	/s/ ADMIRAL JAMES D. WATKINS Admiral James D. Watkins
March 29, 2002	/s/ GEORGE V. MCGOWAN George V. McGowan
March 29, 2002	/s/ ROBERT E. PRINCE Robert E. Prince

DURATEK, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Schedule II
(in thousands)

	Balance at beginning of period	Charges to costs and expenses(a)	Charges to other accounts —describe(b)	Deductions— describe(c)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 1999	$571	149	(41)	(108)	571
Year ended December 31, 2000	$571	5,100	813	(4,967)	1,517
Year ended December 31, 2001	$1,517	200	—	(707)	1,010

(a)
charges to costs and expenses in 2000 primarily represent the allowance for doubtful accounts established for three customers.
(b)
Charges to other accounts in 1999 represent the beginning of the year allowance for doubtful accounts balance related to DuraTherm, Inc. that is presented in the consolidated balance sheet on the net assets held for sale line item. Charges to other accounts in 2000 represent the allowance for doubtful accounts of the Waste Management Nuclear Services businesses at June 8, 2000, the acquisition date.

(c)
Deductions represent write-off of specifically identified accounts.

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

10.14
First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001. (File No. 0-14292)
10.15
Second Amendment and Waiver to Credit Agreement dated as of November 14, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001. (File No. 0-14292)
10.16
Third Amendment and Waiver to Credit Agreement dated as of March 27, 2002 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Filed herewith.
21.1	Subsidiaries of the Registrant. (Filed herewith).
23.1	Consent of KPMG LLP. (Filed herewith).