Form 10-Q
period 2002-03-31
DURATEK INC
filed 2002-05-10
CIK 785186

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 0-14292

DURATEK, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	22-2427618 (I.R.S. Employer Identification No.)
10100 Old Columbia Road, Columbia, Maryland (Address of principal executive offices)	21046 (Zip Code)

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

        Number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2002:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,495,242

DURATEK, INC. AND SUBSIDIARIES

Part I    Financial Information

Item 1. Financial Statements

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except per share amounts)

	March 31, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$2,009	$4,519
Receivables, net	49,290	48,034
Other accounts receivable	2,475	3,671
Costs and estimated earnings in excess of billings on uncompleted contracts	29,382	25,539
Prepaid expenses and other current assets	4,713	5,131
Deferred income taxes	6,080	6,080

Total current assets	93,949	92,974
Property, plant and equipment, net	73,987	75,883
Goodwill and other intangible assets, net	78,505	78,733
Decontamination and decommissioning trust fund	18,683	18,640
Other assets	11,712	10,497

	$276,836	$276,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Short-term borrowings	11,855	7,763
Accounts payable	16,292	24,987
Accrued expenses and other current liabilities	54,409	41,903
Unearned revenues	15,584	10,488
Waste processing and disposal liabilities	8,847	10,584

Total current liabilities	117,387	106,125
Long-term debt	60,800	73,900
Facility and equipment decontamination and decommissioning liabilities	30,608	30,014
Other noncurrent liabilities	1,661	2,547
Deferred income taxes	1,523	1,523

Total liabilities	211,979	214,109

Redeemable preferred stock (Liquidation value $17,328)	15,752	15,734

Stockholders' equity:
Preferred stock — $.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock — $.01 par value; authorized 35,000,000 shares; issued 15,070,879 shares in 2001 and 15,074,282 shares in 2002	150	150
Capital in excess of par value	77,255	77,240
Accumulated deficit	(18,468)	(20,594)
Treasury stock, at cost, 1,576,658 shares	(9,275)	(9,275)
Deferred stock compensation	(557)	(637)

Total stockholders' equity	49,105	46,884

	$276,836	$276,727

* The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands of dollars, except per share amounts)

	Three months ended March 31,
	2002	2001
	(unaudited)
Revenues	$68,028	$66,455
Cost of revenues	49,765	54,525

Gross profit	18,263	11,930
Selling, general and administrative expenses	12,399	11,559

Income from operations	5,864	371
Interest expense, net	(1,667)	(2,915)

Income (loss) before income taxes (benefit) and proportionate share of loss of joint venture	4,197	(2,544)
Income taxes (benefit)	1,700	(1,018)

Income (loss) before proportionate share of loss of joint venture	2,497	(1,526)
Proportionate share of loss of joint venture	(37)	(50)

Net income (loss)	2,460	(1,576)
Preferred stock dividends and charges for accretion	(334)	(374)

Net income (loss) attributable to common shareholders	$2,126	$(1,950)

Basic earnings (loss) per share	$0.16	$(0.15)

Diluted earnings (loss) per share	$0.13	$(0.15)

Basic weighted average common stock outstanding	13,496	13,431

Diluted weighted average common stock and dilutive securities outstanding	18,826	13,431

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Three months ended March 31, 2002

(in thousands of dollars)

	Common Stock
			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Deferred Stock Compensation	Total Stockholders' Equity
	Shares	Amount
	(unaudited)
Balance, December 31, 2001	15,070,879	$150	$77,240	$(20,594)	$(9,275)	$(637)	$46,884
Net income	—	—	—	2,460	—	—	2,460
Amortization of deferred stock compensation	—	—	—	—	—	80	80
Other issuances of common stock	3,403	—	15	—	—	—	15
Preferred stock dividends and charges for accretion	—	—	—	(334)	—	—	(334)

Balance, March 31, 2002	15,074,282	$150	$77,255	$(18,468)	$(9,275)	$(557)	$49,105

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Three months ended March 31,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income (loss)	$2,460	$(1,576)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,925	2,862
Stock compensation expense	80	79
Proportionate share of loss of joint venture	37	50
Changes in operating assets and liabilities:
Receivables, net	(85)	2,066
Cost and estimated earnings in excess of billings	(3,843)	180
Prepaid expenses and other current assets	773	1,327
Accounts payables, accrued expenses and other current liabilities	2,557	8,167
Unearned revenues	5,096	(3,460)
Waste processing and disposal liabilities	(1,737)	(2,746)
Facility and equipment decontamination and decommissioning liabilities	550	(194)
Other	(735)	(1,897)

Net cash provided by operations	8,078	4,858

Cash flows from investing activities:
Additions to property, plant and equipment, net	(350)	(1,554)
Other	(12)	(123)

Net cash used in investing activities	(362)	(1,677)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,092	—
Repayments of long-term debt	(13,100)	(2,600)
Repayments of capital lease obligations	(121)	(168)
Preferred stock dividends	—	(268)
Deferred financing costs	(1,097)	—
Treasury stock purchases	—	(24)

Net cash used in financing activities	(10,226)	(3,060)

Net (decrease) increase in cash and cash equivalents	(2,510)	121
Cash and cash equivalents at beginning of period	4,519	431

Cash and cash equivalents at end of period	$2,009	$552

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

2.    Goodwill and Other Intangible Assets

        Goodwill is attributable to several acquisitions made by the Company. Goodwill was being amortized on a straight-line basis over a 30-year period through December 31, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill is no longer amortized to expense. (See note 5) Following is a comparison of actual amounts for the three months ended March 31, 2002 to a pro forma representation for the three months ended March 31, 2001 of net income, and basic and diluted earnings (loss) per share, as if SFAS No. 142 had been adopted effective January 1, 2001 (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Net income (loss)	$2,460	$(1,576)
Add back: Goodwill amortization, net of tax	—	387

Adjusted net income (loss)	$2,460	$(1,189)

Basic earnings (loss) per share	$0.16	$(0.15)
Add back: Goodwill amortization	—	0.03

Adjusted basic earnings (loss) per share	$0.16	$(0.12)

Diluted earnings (loss) per share	$0.16	$(0.15)
Add back: Goodwill amortization	—	0.03

Adjusted diluted earnings (loss) per share	$0.16	$(0.12)

        Other intangibles consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the Waste Management Nuclear Services ("WMNS") transaction, covenants not-to-compete and costs incurred to obtain patents. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility. Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.

        Goodwill shall be tested for impairment annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company will use the two-step impairment test discussed in SFAS No. 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.

        The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

        The Company has made no business acquisitions since the effective date of SFAS No. 142. Accordingly, it is subject to the transitional guidance of SFAS No. 142 with regard to previously recorded goodwill and it will complete the first step of the goodwill impairment test by June 30, 2002. Such impairment test will be performed as of January 1, 2002. If the carrying amount of the net assets of any reporting unit (including goodwill) exceeds the fair value of that reporting unit, the second step of the transitional goodwill impairment test will be completed as soon as possible, but no later than December 31, 2002.

3.    Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution of stock options, convertible redeemable preferred stock, and a convertible debenture that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2001 and 2002 consist of the following (in thousands, except per share amounts):

	Three months ended March 31,
	2002	2001
Numerator:
Net income (loss) attributable to common shareholders	$2,126	$(1,950)
Plus: Income impact of assumed conversions — preferred stock dividends and charges for accretion	334	—

Net income (loss) attributable to common shareholders assuming conversion	2,460	(1,950)

Denominator:
Weighted-average shares outstanding	13,496	13,431
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	23	—
Convertible redeemable preferred stock	5,251	—
Restricted stock	56	—

	5,330	—

Adjusted weighted average shares outstanding and assumed conversions	18,826	13,431

Basic earnings (loss) per share	$0.16	$(0.15)

Diluted earnings (loss) per share	$0.13	$(0.15)

        The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings (loss) per share because the effect would have been anti-dilutive were 1,233,000 and 6,553,000 for the three months ended March 31, 2002 and 2001, respectively.

4.    Segment reporting

        The Company has three primary segments: (i) commercial processing and disposal, (ii) federal services, and (iii) commercial services. During the second quarter of 2001, the Company realigned some of its operating units within each reporting segment. The impact of these changes was not significant and all figures presented have been revised to be consistent with all periods presented. The following is a brief description of each of the segments:

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

        The Company's segment information is as follows (in thousands of dollars):

	As of and for the three months ended March 31, 2002
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$21,268	$33,177	$13,583	$—	$68,028
Income from operations	1,562	2,975	1,327	—	5,864
Interest expense, net	—	—	—	(1,667)	(1,667)
Depreciation and amortization expense	1,870	160	264	631	2,925
Proportionate share of losses of joint venture	—	—	—	(37)	(37)
Income taxes	—	—	—	1,700	1,700
Capital expenditure for additions to long-lived assets	165	27	112	46	350
Total assets	126,537	85,513	39,495	25,291	276,836
	As of and for the three months ended March 31, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$20,208	$26,211	$20,036	$—	$66,455
Income (loss) from operations	(5,652)	2,971	3,052	—	371
Interest expense, net	—	—	—	(2,915)	(2,915)
Depreciation and amortization expense	1,718	499	476	169	2,862
Proportionate share of losses of joint venture	—	—	—	(50)	(50)
Income taxes (benefit)	—	—	—	(1,018)	(1,018)
Capital expenditure for additions to long-lived assets	835	18	181	520	1,554
Total assets	140,760	74,418	51,817	28,846	295,841

5.    New accounting pronouncements

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

        SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill is no longer amortized to expense. Instead, goodwill is measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including pro forma net income and earnings per share for all periods presented. As of the date of adoption, the Company has unamortized goodwill in the amount of $70.8 million and unamortized identifiable intangible assets in the amount of $7.9 million, both of which are subject to the transition provisions of SFAS 142. Due to the extensive effort needed to comply with adopting SFAS 142, it is not practicable to reasonably estimate the impact of adopting this Statement on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

        SFAS No. 144, Impairment on Disposal of Long-Lived Assets, became effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements as of January 1, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services. The Company conducts its commercial processing and disposal operations at its three facilities in Tennessee: at its Bear Creek Operations Facility in Oak Ridge, at its facility in Memphis, and at its Gallaher Road Operations Facility in Kingston. The Company also has two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility, both of which were acquired in the Waste Management Nuclear Services ("WMNS") transaction. The Company's federal services operations provide on-site waste processing services and contracts for offsite processing services and provide on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts, some of which contain award fee components that are accounted for using the percentage-of-completion method of accounting. The Company's commercial services operations provide value-added waste treatment and handling services to a diverse group of commercial clients, including nuclear power utilities. These operations are generally provided pursuant to multi-year cost plus fixed fee or time and materials contracts that are also accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. The contract costs primarily include direct labor, materials, and the indirect costs related to contract performance. Revenue under commercial waste processing agreements is recognized as waste is processed.

        The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects; and the Company's waste receipts at its South Carolina disposal facility.

Results of Operations

Three Months Ended March 31, 2001 As Compared To Three Months Ended March 31, 2002

        Revenues for the Company increased by $1.6 million, or 2.4%, from $66.5 million in the first quarter of 2001 to $68.0 million in the first quarter of 2002. Commercial Services revenue decreased by $6.5 million, or 32.2%, from $20.0 million in the first quarter of 2001 to $13.6 million in the first quarter of 2002. This was primarily the result of a $5.1 million decrease in revenues from the technical support services business which was sold in April 2001, and a $0.8 million decrease in revenues from large component transportation due to the completion of several large contracts. Commercial Processing and Disposal revenue increased by $1.1 million, or 5.2%, from $20.2 million in the first quarter of 2001 to $21.3 million in the first quarter of 2002. This increase was primarily the result of a $0.7 million increase in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities) primarily due to higher processing volume and a $0.6 million increase in revenues from a large component project in Memphis. Partially offsetting these increases was a $0.2 million decrease in revenues from the Barnwell low-level radioactive waste disposal facility due to lower volumes of waste received. Federal Services revenue increased by $7.0 million, or 26.6%, from $26.2 million in the first quarter of 2001 to $33.2 million in the first quarter of 2002. This increase was primarily the result of a $5.5 million increase on the existing Eastern Mixed Waste Management Facility (EMWMF) contract and a new contract award for the Y12 facility in Oak Ridge, Tennessee. River Protection Project (RPP) Vitrification projects also accounted for $1.8 million of the increase in the first quarter of 2002 compared to the same period in 2001.

        Gross profit for the Company increased by $6.3 million, or 53.1%, from $11.9 million in the first quarter of 2001 to $18.3 million in the first quarter of 2002. As a percentage of revenues, gross profit increased from 18.0% in the first quarter of 2001 to 26.8% in the first quarter of 2002. Gross profit from Federal Services decreased by $0.2 million, or 3.3%, from $6.9 million in the first quarter of 2001 to $6.7 million in the first quarter of 2002. This decrease was primarily the result of lower margins recognized on the EMWMF project due to higher subcontractor costs. Gross profit from Commercial Processing and Disposal increased by $7.3 million, from a loss of $1.0 million in the first quarter of 2001 to $6.3 million in the first quarter of 2002. This increase was primarily attributable to lower burial and transportation expenses and a more favorable mix of waste than previously estimated on a significant high radiation process completed in the first quarter of 2002. Gross profit from Commercial Services decreased by $0.7 million, or 12.3%, from $5.9 million in the first quarter of 2001 to $5.2 million in the first quarter of 2002. This decrease in gross profit was primarily the result of a $0.4 million decrease from the technical support services business that was sold in April 2001.

        Selling, general and administrative expenses increased by $0.8 million, or 7.3%, from $11.6 million in the first quarter of 2001 to $12.4 million in the first quarter of 2002. As a percentage of revenues, selling, general and administrative expenses increased from 17.4% in the first quarter of 2001 to 18.2% in the first quarter of 2002 primarily attributable to higher personnel expenses and severance costs in the Company's Tennessee operations.

        Interest expense, net of interest income, decreased by $1.2 million from $2.9 million in the first quarter of 2001 to $1.7 million in the first quarter 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        Income taxes increased from a tax benefit of $1.0 million in the first quarter of 2001 to an expense of $1.7 million in the first quarter of 2002. The Company's effective tax rate was 40.0% and 40.5% in 2001 and 2002, respectively.

Liquidity and Capital Resources

        The Company generated $8.1 million in cash flows from operating activities in the first quarter of 2002. Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed with the State. On an annual basis, following the State's fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the three months ended March 31, 2002, the Company had collected approximately $9.7 million, net, from customers of the waste disposal facility that will be remitted to the State in July 2002. The offsetting $1.6 million decrease is due to an increase in the use of working capital for operations.

        The Company used approximately $350,000 in cash flows for investing activities for purchases of property and equipment in the first quarter of 2002.

        Cash flows from operating activities during the first quarter of 2002 were used principally to repay borrowings under the Company's bank credit facility and pay down long-term debt.

        In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the DOE's Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and Waste Management, Inc. ("WMI"), WMI will provide up to $11.9 million in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract. As of March 31, 2002, the Company had borrowings of $11.9 million under the project financing agreement. Cash generated from the project will be used to repay the borrowing under the project financing agreement.

        The Company has a bank credit facility (the credit facility) which provides for borrowings of up to $130.0 million. The credit facility consists of a five-year $40.0 million revolving line of credit (which had a temporary limit of $30.0 million in effect), a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.5% to 4.5% for LIBOR based borrowings and 1.5% to 3.5% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions. The Company has accrued dividends of $1.6 million on its outstanding convertible redeemable preferred stock.

        As of December 31, 2001, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On March 27, 2002, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2002. Such covenants include several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly or annual basis. Under the amendment, there was a 0.5% increase in the applicable margin on all borrowings. In addition, the amount available under the revolving line of credit portion of the credit facility was reduced to $18.0 million as of March 27, 2002, increasing to $35.0 million during a portion of 2002 to meet certain working capital requirements of the Company, and decreasing to $15.0 million as of January 1, 2003 through February 28, 2003. The amount of available borrowings under the revolving line of credit portion of the credit facility after February 28, 2003 will be determined by the Company's lenders. At March 31, 2002, after giving effect to this amendment, $13.4 million of additional borrowings were available under the revolving credit portion of the credit facility. As of March 31, 2002, the Company had outstanding borrowings under its credit facility of $2.0 million bearing interest at prime plus 3.5% (8.25%), $30.0 million bearing interest at LIBOR plus 4.5% (6.55%) and $39.2 million bearing interest at LIBOR plus 5.0% (7.05%).

        The Company believes that cash flows from operations and borrowings available under its credit facility will be sufficient to meet its operating needs for at least the next twelve months. However, if management is unable to improve the Company's operating results during 2002 to fund operations and scheduled reductions in available borrowings under its credit facility, or is unable to meet the monthly, quarterly or annual financial and technical covenants under its revised credit facility, the Company may need to obtain further modifications to the credit agreement from its banks and/or additional sources of funding. There can be no assurance that such modifications and/or funding, if needed, will be available.

Item 3.    Quantitative and Qualitative Information about Market Risk

        The Company's major market risk relates to changing interest rates. At March 31, 2002, the Company had floating rate long-term debt of $60.8 million and floating rate short-term debt of $10.4 million. Average outstanding borrowings under the bank credit facility were $8.9 million during the three months ended March 31, 2002. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

Part II    Other Information

Item 1.    Legal Proceedings

        On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint. The plaintiff filed its opposition to the motion to dismiss the amended complaint and the Company filed a reply memorandum. On April 30, 2002, the Court granted the Company's motion to dismiss the litigation with prejudice. The decision is subject to appeal.

        Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for a discussion of other legal proceedings.

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

DURATEK, INC.
Dated: May 10, 2002	By:	/s/ ROBERT F. SHAWVER Robert F. Shawver Executive Vice President and Chief Financial Officer
Dated: May 10, 2002	By:	/s/ WILLIAM M. BAMBARGER William M. Bambarger Controller

EXHIBITS INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)
3.2	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.
4.1
Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)
4.2
Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P. Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)
4.3
Stockholders Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P, GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)
4.4
Registration Rights Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant's Form 8-K filed on February 1, 1995. (File No. 0-14292)
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
10.8
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
10.9
Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.10
Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant's Current Report of Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.11	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant's 2000 Proxy Statement. (File No. 0-14292)
10.12
First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001. (File No. 0-14292)
10.13
Second Amendment and Waiver to Credit Agreement dated as of November 14, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001. (File No. 0-14292)
10.14
Third Amendment and Waiver to Credit Agreement dated as of March 27, 2002 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002. (File No. 0-14292)