Form 10-Q
period 2002-06-30
DURATEK INC
filed 2002-08-14
CIK 785186

Use these links to rapidly review the document
DURATEK, INC. AND SUBSIDIARIES TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

        Number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2002:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,501,234

DURATEK, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I    Financial Information

Item 1.    Financial Statements

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except per share amounts)

	June 30, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$6,230	$4,519
Receivables, net	55,848	48,034
Other accounts receivable	2,501	3,671
Costs and estimated earnings in excess of billings on uncompleted contracts	27,069	25,539
Prepaid expenses and other current assets	4,334	5,131
Deferred income taxes	6,080	6,080

Total current assets	102,062	92,974
Property, plant and equipment, net	72,511	75,883
Goodwill	70,797	70,797
Other intangible assets, net	7,145	7,936
Decontamination and decommissioning trust fund	18,751	18,640
Other assets	12,350	10,497

	$283,616	$276,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Short-term borrowings	11,811	7,763
Accounts payable	13,205	24,987
Accrued expenses and other current liabilities	64,812	41,903
Unearned revenues	14,760	10,488
Waste processing and disposal liabilities	9,939	10,584

Total current liabilities	124,927	106,125
Long-term debt	55,949	73,900
Facility and equipment decontamination and decommissioning liabilities	30,846	30,014
Other noncurrent liabilities	1,593	2,547
Deferred income taxes	1,523	1,523

Total liabilities	214,838	214,109

Redeemable preferred stock (Liquidation value $17,643)	15,752	15,734

Stockholders' equity:
Preferred stock—$.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock—$.01 par value; authorized 35,000,000 shares; issued 15,078,933 shares in 2002 and 15,070,879 shares in 2001	150	150
Capital in excess of par value	77,281	77,240
Accumulated deficit	(14,652)	(20,594)
Treasury stock, at cost, 1,576,658 shares	(9,275)	(9,275)
Deferred stock compensation	(478)	(637)

Total stockholders' equity	53,026	46,884

	$283,616	$276,727

*
The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues	$72,100	$73,616	$141,524	$139,480
Cost of revenues	51,480	54,630	102,640	108,564

Gross profit	20,620	18,986	38,884	30,916
Selling, general and administrative expenses	12,378	11,867	24,778	23,427

Income from operations	8,242	7,119	14,106	7,489
Other income	201	169	201	170
Interest expense, net	(1,439)	(3,291)	(3,106)	(6,206)

Income before income taxes and proportionate share of loss of joint venture	7,004	3,997	11,201	1,453
Income taxes	2,836	1,599	4,536	581

Income before proportionate share of loss of joint venture	4,168	2,398	6,665	872
Proportionate share of loss of joint venture	(37)	(50)	(74)	(100)

Net income	4,131	2,348	6,591	772
Preferred stock dividends and charges for accretion	(315)	(374)	(649)	(748)

Net income attributable to common shareholders	$3,816	$1,974	$5,942	$24

Basic earnings per share	$0.28	$0.15	$0.44	$0.00

Diluted earnings per share	$0.22	$0.13	$0.35	$0.00

Basic weighted average common stock outstanding	13,500	13,423	13,498	13,420

Diluted weighted average common stock and dilutive securities outstanding	19,013	18,746	19,096	13,506

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Six months ended June 30, 2002

(in thousands of dollars)

	Common Stock
			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Deferred Stock Compensation	Total Stockholders' Equity
	Shares	Amount
	(unaudited)
Balance, December 31, 2001	15,070,879	$150	$77,240	$(20,594)	$(9,275)	$(637)	$46,884
Net income	—	—	—	6,591	—	—	6,591
Amortization of deferred stock compensation	—	—	—	—	—	159	159
Exercise of options and warrants	1,125	—	7	—	—	—	7
Other issuances of common stock	6,929	—	34	—	—	—	34
Preferred stock dividends and charges for accretion	—	—	—	(649)	—	—	(649)

Balance, June 30, 2002	15,078,933	$150	$77,281	$(14,652)	$(9,275)	$(478)	$53,026

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Six months ended June 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$6,591	$772
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,887	6,532
Stock compensation expense	159	159
Proportionate share of loss of joint venture	74	100
Changes in operating assets and liabilities:
Receivables, net	(6,634)	(13,940)
Cost and estimated earnings in excess of billings	(1,530)	1,961
Prepaid expenses and other current assets	797	6,618
Retention	(1,404)	(1,802)
Accounts payables, accrued expenses and other current liabilities	9,707	33,335
Unearned revenues	4,272	(1,768)
Waste processing and disposal liabilities	(645)	(265)
Facility and equipment decontamination and decommissioning liabilities	722	(60)
Other	126	(211)

Net cash provided by operations	18,122	31,431

Cash flows from investing activities:
Additions to property, plant and equipment, net	(1,165)	(2,853)
Other	(55)	(133)

Net cash used in investing activities	(1,220)	(2,986)

Cash flows from financing activities:
Proceeds from short-term borrowings	4,048	—
Repayments of borrowings under revolving credit facility	(12,500)	(18,500)
Repayments of long-term debt	(5,451)	(5,200)
Deferred financing costs	(1,098)	(648)
Repayments of capital lease obligations	(190)	(459)
Preferred stock dividends	—	(268)
Treasury stock purchases	—	(24)

Net cash used in financing activities	(15,191)	(25,099)

Net increase in cash and cash equivalents	1,711	3,346
Cash and cash equivalents at beginning of period	4,519	431

Cash and cash equivalents at end of period	$6,230	$3,777

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

2.    Goodwill and Other Intangible Assets

        Goodwill is attributable to several acquisitions made by the Company. Goodwill was being amortized on a straight-line basis over a 30-year period through December 31, 2001. SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill is no longer amortized to expense (See note 5). The following is an analysis which adjusts actual amounts for the three and six months ended June 30, 2001 of net income and basic and diluted earnings per share as if SFAS No. 142 had been adopted effective January 1, 2001:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net income	$4,131	$2,348	$6,591	$772
Add back: Goodwill amortization, net of tax	—	311	—	701

Adjusted net income	$4,131	$2,659	$6,591	$1,473

Basic earnings per share	$0.28	$0.15	$0.44	$0.00
Add back: Goodwill amortization	—	0.02	—	0.05

Adjusted basic earnings per share	$0.28	$0.17	$0.44	$0.05

Diluted earnings per share	$0.22	$0.13	$0.35	$0.00
Add back: Goodwill amortization	—	0.02	—	0.05

Adjusted diluted earnings per share	$0.22	$0.15	$0.35	$0.05

        Goodwill shall be tested for impairment annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company uses the two-step impairment test discussed in SFAS No. 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

        The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The Company has completed the first step of the goodwill impairment test, which was performed as of January 1, 2002. It has been determined that the fair value of all of the Company's reporting units exceed their carrying amount, therefore, there is no goodwill impairment.

3.    Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings per share for the three and six months ended June 30, 2001 and 2002 consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income attributable to common shareholders	$3,816	$1,974	$5,942	$24
Plus: Income impact of assumed conversions—preferred stock dividends and charges for accretion	315	374	649	—

Net income attributable to common shareholders assuming conversion	$4,131	$2,348	$6,591	$24

Denominator:
Weighted-average shares outstanding	13,500	13,423	13,498	13,420
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	168	13	271	19
Convertible redeemable preferred stock	5,251	5,251	5,251	—
Restricted stock	94	59	76	67

	5,513	5,323	5,598	86

Adjusted weighted average shares outstanding and assumed conversions	19,013	18,746	19,096	13,506

Basic earnings per share	$0.28	$0.15	$0.44	$0.00

Diluted earnings per share	$0.22	$0.13	$0.35	$0.00

        The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 646 for the three and six months ended June 30, 2002, and 1,303 and 6,554 for the three and six months ended June 30, 2001, respectively.

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

1.
Commercial Processing and Disposal (CPD)—The Company conducts its commercial processing operations principally at its Bear Creek Operations Facility located in Oak Ridge, Tennessee and its facility in Memphis, Tennessee. The disposal site is operated in Barnwell, South Carolina. The Company's waste treatment technologies include: incineration, compaction, metal decontamination and recycling, vitrification, and steam reforming. Commercial waste processing customers primarily include commercial nuclear utilities and governmental agencies. Material is received and disposed of at the Barnwell facility primarily from commercial nuclear utilities.

2.
Federal Services (FS)—The Company provides on-site waste processing services on large government projects for the United States Department of Energy ("DOE") and other governmental agencies.
	As of and for the six months ended June 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$44,892	$55,029	$39,559	$—	$139,480
Income (loss) from operations	(6,623)	8,563	5,549	—	7,489
Interest expense, net	—	—	—	(6,206)	(6,206)
Depreciation and amortization expense	3,386	971	841	1,334	6,532
Proportionate share of loss of joint venture	—	—	—	(100)	(100)
Income taxes	—	—	—	581	581
Capital expenditure for additions to long-lived assets	1,713	136	343	661	2,853
Total assets	153,697	78,320	46,725	27,081	305,823

        Revenues and cost of revenues of $2,061, in equivalent amounts, were excluded in error from the amounts previously reported in the condensed consolidated statement of operations for the three months ended March 31, 2002. These amounts relate to the services of certain of the Company's employees provided to the prime contractor on one Federal Services contract. No other line item in the Company's previously reported condensed consolidated statement of operations for the three months ended March 31, 2002, including gross profit, income from operations, or net income, is affected by this adjustment. The adjustments for reimbursement under this contract relating to the three and six months ended June 30, 2002 of $2,609 and $4,670, respectively, were similarly not included in revenues and cost of revenues in the Company's July 31, 2002 earnings release.

        The Company has determined that previously reported revenues and cost of revenues for the Commercial Services segment for the quarters ended September 30, 2000 through March 31, 2002 included an intercompany transaction that had not been eliminated in error. The elimination of intercompany transactions impact the reported revenues and cost of revenues in equivalent amounts, and therefore does not change the reported gross profit, income from operations, or net income for the respective quarter and year to date results. The corrected revenues and cost of revenues for the periods previously reported for the Company on a consolidated basis are as follows:

	Revenues	Cost of revenues
Quarter ended September 30, 2000	$70,445	$52,494
Nine months ended September 30, 2000	162,367	122,365
Fiscal year ended December 31, 2000	228,542	186,652
Quarter ended March 31, 2001	65,864	53,934
Quarter ended June 30, 2001	73,616	54,630
Six months ended June 30, 2001	139,480	108,564
Quarter ended September 30, 2001	66,737	49,770
Nine months ended September 30, 2001	206,217	158,334
Fiscal year ended December 31, 2001	279,173	216,992
Quarter ended March 31, 2002	69,424	51,160

        The corrected Commercial Services segment revenues for the impacted periods are as follows:

Revenues
Quarter ended September 30, 2000	$19,271
Nine months ended September 30, 2000	46,694
Fiscal year ended December 31, 2000	65,827
Quarter ended March 31, 2001	19,445
Quarter ended June 30, 2001	20,114
Six months ended June 30, 2001	39,559
Quarter ended September 30, 2001	15,344
Nine months ended September 30, 2001	54,903
Fiscal year ended December 31, 2001	71,446
Quarter ended March 31, 2002	12,918

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

        SFAS No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill is no longer amortized to expense. Instead, goodwill is measured for impairment on an annual basis. SFAS No. 142 further requires additional disclosures including an analysis which presents net income and earnings per share for all periods presented as if the provisions of SFAS No. 142 had been adopted as of the beginning of the first period presented. As of the date of adoption, the Company had unamortized goodwill in the amount of $70.8 million and unamortized identifiable intangible assets in the amount of $7.9 million, both of which are subject to the transition provisions of SFAS 142. The impact on net earnings and earnings per share from the adoption of SFAS 142 as a result of no longer amortizing goodwill are presented in note 2. The Company completed the first step of the goodwill impairment test (as described in note 2) during the three months ended June 30, 2002; and no impairment of goodwill was indicated by that test as of January 1, 2002.

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

        SFAS No. 144, Impairment or Disposal of Long-Lived Assets, became effective for the Company on January 1, 2002. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and provides guidance on implementation issues related to SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses the accounting for a segment of a business accounted for as a discontinued operation. The adoption of SFAS No. 144 had no impact on the Company's consolidated financial statements as of January 1, 2002.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from technical support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services. The Company conducts its commercial processing operations at its three facilities in Tennessee: at its Bear Creek Operations Facility in Oak Ridge, at its facility in Memphis, and at its Gallaher Road Operations Facility in Kingston. The Company also has two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility. The Company's federal services operations provide on-site and off-site waste processing services and provide on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts, some of which contain award fee components that are accounted for using the percentage-of-completion method of accounting. The Company's commercial services operations provide value-added waste treatment and handling services to a diverse group of commercial clients, including nuclear power utilities. These operations are generally provided pursuant to short-term duration or multi-year cost plus fixed fee, fixed unit rate, or time and materials contracts that are also accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. Contract costs primarily include direct labor, materials, and indirect costs related to contract performance. Revenue under commercial waste processing contracts is recognized as waste is processed.

        The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts; the timing and scope of DOE waste treatment projects; and the Company's waste receipts at its South Carolina disposal facility.

Critical Accounting Policies

        Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex, or subjective judgements. The Company's most critical accounting policies relate to revenue recognition, decontamination and decommissioning liabilities, and impairment of long-lived assets and goodwill.

Revenue Recognition

Commercial Waste Processing

        Revenues from the Company's commercial waste processing facilities are recognized as waste is processed. The Company processes substantially all customer waste under fixed-unit-price contracts which allow for additional billings for burial, price increases occurring within a set period of time following the Company's receipt of waste, or if the waste processed differs from contract specifications. Upon completion of processing, the Company accrues for transportation, burial, and secondary waste processing costs. The Company maintains a waste tracking system ("Accutrack") that traces the processes undergone by customer waste material and assigns it a value based upon the contractual fixed-unit-price. The Company records revenue and adjusts its unbilled receivables and deferred revenue accounts monthly using the information maintained in Accutrack. On a quarterly basis, the Company performs a physical verification of the customer waste on site and reconciles that information to the general ledger. Concurrent with recording its quarterly adjustments relative to unbilled receivables and deferred revenue, the Company reconciles its recorded accrual for burial and secondary waste processing using the then current burial cost rates and its burial and processing schedules. If the burial cost rates or availability of the assumed burial sites were to change significantly, the Company's estimates of the cost of burial would likely increase.

Long-term Contracts

        Revenues under long-term contracts are recognized using the percentage-of-completion method of accounting, using the cost-to-cost approach, in accordance with the provisions of Statement of Position No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Differences between recorded costs, estimated earnings, and final billings, including estimated award fees, are recognized in the period they become determinable. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities and are included in unearned revenues.

        The percentage-of-completion method of accounting involves the use of various estimating techniques to project costs at completion and includes estimates of recoveries from the customer for changes in scope. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of service deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company reevaluates its contract estimates periodically and reflects changes in estimates in the current and future periods. Included in revenues are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for hours delivered and anticipated price adjustments for contract changes, claims, escalation, and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting.

Decontamination and Decommissioning Liabilities

        The Company has responsibility related to the cost of decontamination and decommissioning of its commercial waste processing facilities and equipment in Tennessee. Such costs will generally be paid upon the closure of such facilities. The Company has estimated the cost of such decontamination and decommissioning and recorded a liability related thereto.

        Similarly, the Company will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. The Company has recorded accruals related to these decontamination and decommissioning liabilities as well.

        Management updates its closure and remediation cost estimates for decontamination and decommissioning on an annual basis related to these obligations. These estimates are based on current technology and burial rates. Changes in technology, burial rates, laws and regulations, and the timing of closure could have a material impact on these estimates.

Impairment of Long-lived Assets and Goodwill

        The Company has made significant business acquisitions for which it has recorded the fair value of long-lived assets acquired and related goodwill and other intangible assets. The Company reviews long-lived assets for impairment in compliance with SFAS 144, Impairment or Disposal of Long-Lived Assets, which requires recoverability to be tested whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Goodwill is reviewed for impairment in compliance with SFAS 142, Goodwill and Other Intangible Assets, which requires impairment to be tested annually.

        The test for impairment of long-lived assets to be held and used is measured by a comparison of the carrying amount of the asset to its undiscounted future cash flows. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of assets exceed their fair values. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

        In assessing impairment of long-lived assets, goodwill, and other intangible assets, management makes estimates as to the future use of the acquired assets. These estimates are based upon current technology and its assessment of the future demand for the Company's services. Management is unable to reasonably estimate the impact that changes in technology or customer demand will have on the ultimate utilization and related cash flows of its assets. Changes in these factors could have a material impact on its estimates and the corresponding impairment analyses.

Results of Operations

Three Months Ended June 30, 2001 As Compared To Three Months Ended June 30, 2002

        Revenues for the Company decreased by $1.5 million, or 2.1%, from $73.6 million in the second quarter of 2001 to $72.1 million in the second quarter of 2002. Commercial Services revenue decreased by $4.4 million, or 21.8%, from $20.1 million in the second quarter of 2001 to $15.7 million in the second quarter of 2002. This was primarily the result of a $3.7 million decrease in revenues from the radiological engineering services business due to the completion of a large contract in 2001 and a $2.3 million decrease in revenues from the technical support services business which was sold in April 2001. Partially offsetting these decreases was an increase in revenues of $1.4 million from the site decontamination and decommissioning business due to an increase in volume of work on an existing contract. Federal Services revenues increased by $2.3 million, or 8.1%, from $28.8 million in the second quarter of 2001 to $31.1 million in the second quarter of 2002. Revenue increases of $6.0 million were primarily attributable to increased work scope and the award of new work primarily relating to the River Protection Project ("RPP") Vitrification projects, the K25/K27 Gaseous Diffusion Plant in Oak Ridge, Tennessee, the waste removal operations at the Hanford 100 area, and increased waste shipments at the Los Alamos National Laboratories. The revenue increases were partially offset by a decrease of $4.0 million relating to revenue recognized in 2001 from the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Commercial Processing and Disposal revenue increased by $0.6 million, or 2.2%, from $24.7 million in the second quarter of 2001 to $25.2 million in the second quarter of 2002. This increase was primarily the result of a $1.3 million increase in revenues from a large component project in Memphis and $1.3 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost. The revenue recognized during the second quarter of 2002 represents the revenue on the amortization expense since July 1, 2000, the effective date of the operating agreement. Partially offsetting these increases were a $1.1 million decrease in revenues from the Barnwell low-level radioactive waste disposal facility and a $1.0 million decrease in revenue from the Duratek Consolidation & Services Facility due to lower volumes of waste received in the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001.

        Gross profit for the Company increased by $1.6 million, or 8.6%, from $19.0 million in the second quarter of 2001 to $20.6 million in the second quarter of 2002. As a percentage of revenues, gross profit increased from 25.8% in the second quarter of 2001 to 28.6% in the second quarter of 2002. Gross profit from Commercial Processing and Disposal increased by $4.0 million, from $3.3 million in the second quarter of 2001 to $7.3 million in the second quarter of 2002. This increase was primarily attributable to the commercial processing operations in Tennessee, which had increased gross profit of $2.7 million. This increase was primarily due to a decrease in labor expense as a result of a reduction in the work force, lower material expense due to processing efficiencies realized, and a decrease in transportation expense due to the increased use of rail transportation. In addition, the $1.3 million in revenue recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase. This increase was partially offset by a decrease in gross profit from Federal Services, which decreased by $2.3 million, or 22.8%, from $9.9 million in the second quarter of 2001 to $7.6 million in the second quarter of 2002. This decrease is primarily related to a gain of $3.7 million recognized in 2001 relating to the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site, partially offset by increases in gross profit as a result of revenue increases relating to increased work scope and the award of new work. Gross profit from Commercial Services decreased slightly from $5.8 million to $5.7 million. This decrease was primarily due to the decrease in revenues from the radiological engineering services business and the sale of the technical support services business in April 2001, partially offset by increased revenues from the site decontamination and decommissioning business.

        Selling, general and administrative expenses increased by $0.5 million, or 4.3%, from $11.9 million in the second quarter of 2001 to $12.4 million in the second quarter of 2002. As a percentage of revenues, selling, general and administrative expenses increased from 16.1% in the second quarter of 2001 to 17.2% in the second quarter of 2002. The increase in selling, general and administrative expense is primarily attributable to higher professional service fees, which include bank consultant fees, and personnel related expenses.

        Interest expense, net of interest income, decreased by $1.9 million from $3.3 million in the second quarter of 2001 to $1.4 million in the second quarter 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        Income taxes increased from $1.6 million in the second quarter of 2001 to $2.8 million in the second quarter of 2002. The Company's effective tax rate was 40.0% and 40.5% in 2001 and 2002, respectively.

Six Months Ended June 30, 2001 As Compared To Six Months Ended June 30, 2002

        Revenues for the Company increased by $2.0 million, or 1.5%, from $139.5 million in 2001 to $141.5 million in 2002. Federal Services revenue increased by $11.4 million, or 20.6%, from $55.0 million in 2001 to $66.4 million in 2002. Revenue increased $16.2 million primarily due to increased work scope and the award of new work primarily relating to the K25/K27 Gaseous Diffusion Plant in Oak Ridge, Tennessee, the waste removal operations at the Hanford 100 area, work performed on the RPP Vitrification projects, and increased waste shipments at the Los Alamos National Laboratories. Partially offsetting these increases was a decrease of $4.0 million relating to revenue recognized in 2001 from the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site. Commercial Processing and Disposal revenue increased by $1.6 million, or 3.6%, from $44.9 million in 2001 to $46.5 million in 2002. This increase was primarily the result of a $1.9 million increase in revenues from a large component project in Memphis and $1.3 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost. The revenue recognized during 2002 represents the revenue on the amortization expense since July 1, 2000, the effective date of the operating agreement. In addition, revenues increased $0.9 million relating to the commercial processing operations in Tennessee primarily due to higher processing volume. Partially offsetting these increases were a $1.4 million decrease in revenues from the Barnwell low-level radioactive waste disposal facility and a $1.1 million decrease in revenue from the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002. Commercial Services revenue decreased by $10.9 million, or 27.6%, from $39.6 million in 2001 to $28.6 million in 2002. This was primarily the result of a $6.4 million decrease in revenues from the technical support services business which was sold in April 2001 and a $6.2 million decrease in revenues from the radiological engineering services business due to the completion of a large contract in 2001. Partially offsetting this decrease was an increase in revenues of $2.8 million from the site decontamination and decommissioning business due to an increase in volume of work on an existing contract.

        Gross profit for the Company increased by $8.0 million, or 25.8%, from $30.9 million in 2001 to $38.9 million in 2002. As a percentage of revenues, gross profit increased from 22.2% in 2001 to 27.5% in 2002. Gross profit from Commercial Processing and Disposal increased by $11.3 million, from $2.3 million in 2001 to $13.6 million in 2002. This increase is primarily due to a decrease in labor expense as a result of a reduction in the work force, lower material expense due to processing efficiencies realized, and a decrease in transportation expense due to the increased use of rail transportation by the commercial processing operations. In addition, the $1.3 million in revenue recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase. Gross profit from Commercial Services decreased by $1.8 million, or 14.2%, from $12.8 million in 2001 to $11.0 million in 2002. This decrease in gross profit was primarily due to a $1.6 million decrease in revenues from the radiological engineering services business and a $0.6 million decrease from the technical support services business that was sold in April 2001, partially offset by an increase in gross profit from the site decontamination and decommissioning business. Gross profit from Federal Services decreased by $1.5 million, or 9.5%, from $15.8 million in 2001 to $14.3 million in 2002. This decrease is primarily related to a gain in 2001 of $3.7 million on the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site, partially offset by increases in gross profit as a result of revenue increases relating to increased work scope and the award of new work.

        Selling, general and administrative expenses increased by $1.4 million, or 5.8%, from $23.4 million in 2001 to $24.8 million in 2002. As a percentage of revenues, selling, general and administrative expenses increased from 16.8% in 2001 to 17.5% in 2002. The increase in selling, general and administrative expense is primarily attributable to higher professional service fees, which include bank consultant fees, and personnel related expenses.

        Interest expense, net of interest income, decreased by $3.1 million from $6.2 million in 2001 to $3.1 million in 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        Income taxes increased from $0.6 million in 2001 to $4.5 million in 2002. The Company's effective tax rate was 40.0% and 40.5% in 2001 and 2002, respectively.

Liquidity and Capital Resources

        The Company generated $18.1 million in cash flows from operating activities in the first six months of 2002. Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed upon with the State. On an annual basis, following the State's fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the six months ended June 30, 2002, the Company had collected approximately $11.2 million, net, from customers of the waste disposal facility that will be remitted to the State in July 2002. The remaining cash flow from operating activities of $6.9 million is due to an increase in working capital from operations.

        The Company used approximately $1.2 million in cash flows for investing activities for purchases of property and equipment in the first six months of 2002.

        Cash flows from operating activities during the first six months of 2002 were used principally to repay borrowings under the Company's bank credit facility and to pay down long-term debt.

        In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the DOE's Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and Waste Management, Inc. ("WMI"), WMI will provide up to $11.8 million in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract. As of June 30, 2002, the Company had borrowings of $11.8 million under the project financing agreement. Cash generated from the project will be used to repay the borrowing under the project financing agreement.

        The Company has a bank credit facility ("the credit facility") which provides for borrowings of up to $130.0 million. The credit facility consists of a five-year $40.0 million revolving line of credit (which had a temporary limit of $30.0 million, that was amended effective March 27, 2002, see below), a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.5% to 4.5% for LIBOR based borrowings and 1.5% to 3.5% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions. The Company has accrued dividends of $1.9 million on its outstanding convertible redeemable preferred stock.

        As of December 31, 2001, the Company was not in compliance with certain financial and technical covenants included in the credit agreement. On March 27, 2002, the credit agreement was amended to waive all existing non-compliance as well as to adjust certain covenants either permanently or for 2002. Such covenants include several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly or annual basis. Under the amendment, there was a 0.5% increase in the applicable margin on all borrowings. In addition, the maximum amount available under the revolving line of credit portion of the credit facility was reduced from $30.0 million to $18.0 million as of March 27, 2002. This availability was temporarily increased to $35.0 million for the period from July 26, 2002 through September 30, 2002 to meet certain working capital requirements of the Company, and will decrease incrementally to $15.0 million as of January 1, 2003 through February 28, 2003. The amount of available borrowings under the revolving line of credit portion of the credit facility after February 28, 2003 will be determined by the Company's lenders. At June 30, 2002, after giving effect to this amendment, the Company had $12.4 million of borrowings available under the revolving credit portion of the credit facility. At June 30, 2002, the Company had no outstanding borrowings under the revolving line of credit portion of its credit facility, $27.4 million term loans bearing interest at LIBOR plus 3.25% (5.11%), and $39.0 million term loans bearing interest at LIBOR plus 3.75% (5.61%).

        The Company believes that cash flows from operations and borrowings available under its credit facility will be sufficient to meet its operating needs for at least the next twelve months. However, if management is unable to improve the Company's operating results during 2002 to fund operations and scheduled reductions in available borrowings under its credit facility, or is unable to meet the monthly, quarterly, or annual financial and technical covenants under its revised credit facility, the Company may need to obtain further modifications to the credit agreement from its banks and/or additional sources of funding. There can be no assurance that such modifications and/or funding, if needed, will be available.

Item 3.    Quantitative and Qualitative Information about Market Risk

        The Company's major market risk relates to changing interest rates. At June 30, 2002, the Company had floating rate long-term debt of $55.9 million and floating rate short-term debt of $10.4 million. Average outstanding borrowings under the revolving credit portion of the credit facility were $4.7 million during the six months ended June 30, 2002. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

Part II    Other Information

Item 1.    Legal Proceedings

        On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint. The plaintiff filed its opposition to the motion to dismiss the amended complaint and the Company filed a reply memorandum. On April 30, 2002, the Court granted the Company's motion to dismiss the litigation with prejudice. On May 24, 2002, the plaintiff filed a notice of appeal in Federal District Court in Baltimore, Maryland.

        Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for a discussion of other legal proceedings.

Item 3.    Defaults Upon Senior Securities

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Item 4.    Submission of Matters to a Vote of Securities Holders

        At the Company's Annual Meeting of Stockholders held on May 21, 2002, the following matters were voted upon:

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

          For the directors elected by the preferred and common stockholders, voting together as a single class, the votes are shown below:

	Votes For	Votes Against
Admiral James D. Watkins	16,517,767	—
George V. McGowan	16,516,198	—
Robert E. Prince	16,493,977	—

          b.    The proposal to reappoint KPMG LLP as the Company's independent auditors for the year ending December 31, 2002 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 16,948,382 votes for, 18,320 votes against, 43,272 abstained, and no broker non-votes with respect to this proposal.

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

        The Company's future operating results are dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Finally, a significant component of the Company's direct costs include the cost of disposal of materials in licensed landfills. The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to effect the operating results of the Company.

        The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and commercial customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; and the timing of new government waste processing projects, including those pursued jointly with others, and the duration of such projects.

Item 6.    Exhibits and Reports on Form 8-K

        a.    Exhibits

    See accompanying Index to Exhibits.

        b.    Reports

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.
Dated: August 14, 2002	BY:	/s/ ROBERT F. SHAWVER Robert F. Shawver Executive Vice President and Chief Financial Officer
Dated: August 14, 2002	BY:	/s/ WILLIAM M. BAMBARGER William M. Bambarger Corporate Controller

EXHIBITS INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)
3.2	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.
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
10.2
License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)
10.3
Stockholders' Agreement dated December 28, 1993 between GTS Duratek, Inc. and Vitritek Holdings, L.L.C. Incorporated by reference to Exhibit 3 of the Registrant's Form 8-K Current Report dated December 22, 1993. (File No. 0-14292)
10.4
Agreement dated January 14, 1994 between GTS Duratek, Inc. and Westinghouse Savannah River Company. Incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993. (File No. 0-14292)
10.5
Sublicense Agreement by and between GTS Duratek, Inc. and BNFL Inc. dated November 7, 1995. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995. (File No. 0-14292)

10.6
GTS Duratek, Inc. Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. (File No. 0-14292)
10.7
Amended and Restated Credit Agreement dated as of June 8, 2000 by and among GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates LLC, Chem-Nuclear Systems L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., the Lenders party thereto, First Union National Bank, as Administrative Agent, Credit Lyonnais New York Branch, as Documentation Agent, Fleet National Bank, as Syndication Agent, and First Union Securities, Inc., as Lead Arranger and Book Manager. Incorporated herein by reference to Exhibit 99.4 to the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.8
Second Amended and Restated Security Agreement dated as of June 8, 2000 made by GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates, L.L.C., Chem-Nuclear Systems, L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., and First Union National Bank, as Collateral Agent. Incorporated herein by reference to Exhibit 99.5 of the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.9
Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.10
Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
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
10.15	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Filed herewith.
10.16	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Filed herewith.
10.17	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Filed herewith.
10.18	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Filed herewith.
10.19	Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Filed herewith.
10.20	Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Filed herewith.
10.21	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Filed herewith.