Form 10-Q/A
period 2002-06-30
DURATEK INC
filed 2002-11-14
CIK 785186

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

DURATEK, INC. AND SUBSIDIARIES

        The Quarterly Report on Form 10-Q for Duratek, Inc. (the "Company") is hereby amended to include a portion of the segment information in the Notes to Condensed Consolidated Financial Statements on pages 10 and 11 that was inadvertently omitted in the original filing due to a clerical error. This amendment in no way changes the reported results of the Company or any other portion of the report.

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

        Other intangibles consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the Waste Management Nuclear Services ("WMNS") transaction, covenants not-to-compete and costs incurred to obtain patents. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility. Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis. Intellectual property is being amortized over 4 years.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Numerator:
Net income attributable to common shareholders	$3,816	$1,974	$5,942	$24
Plus: Income impact of assumed conversions — preferred stock dividends and charges for accretion	315	374	649	—

Net income attributable to common shareholders assuming conversion	$4,131	$2,348	$6,591	$24

Denominator:
Weighted-average shares outstanding	13,500	13,423	13,498	13,420
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	168	13	271	19
Convertible redeemable preferred stock	5,251	5,251	5,251	—
Restricted stock	94	59	76	67

	5,513	5,323	5,598	86

Adjusted weighted average shares outstanding and assumed conversions	19,013	18,746	19,096	13,506

Basic earnings per share	$0.28	$0.15	$0.44	$0.00

Diluted earnings per share	$0.22	$0.13	$0.35	$0.00

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

        The Company's segment information is as follows:

	As of and for the three months ended June 30, 2002
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$25,237	$31,139	$15,724	$—	$72,100
Income from operations	3,184	3,304	1,754	—	8,242
Interest expense, net	—	—	—	(1,439)	(1,439)
Proportionate share of loss of joint venture	—	—	—	(37)	(37)
Income taxes	—	—	—	2,836	2,836
	As of and for the three months ended June 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$24,684	$28,818	$20,114	$—	$73,616
Income (loss) from operations	(971)	5,593	2,497	—	7,119
Interest expense, net	—	—	—	(3,291)	(3,291)
Proportionate share of loss of joint venture	—	—	—	(50)	(50)
Income taxes	—	—	—	1,599	1,599
	As of and for the six months ended June 30, 2002
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$46,505	$66,377	$28,642	$—	$141,524
Income from operations	4,746	6,279	3,081	—	14,106
Interest expense, net	—	—	—	(3,106)	(3,106)
Depreciation and amortization expense	3,551	267	608	1,461	5,887
Proportionate share of loss of joint venture	—	—	—	(74)	(74)
Income taxes	—	—	—	4,536	4,536
Capital expenditure for additions to long-lived assets	244	392	211	318	1,165
Total assets	132,844	80,814	42,158	27,800	283,616
	As of and for the six months ended June 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$44,892	$55,029	$39,559	$—	$139,480
Income (loss) from operations	(6,623)	8,563	5,549	—	7,489
Interest expense, net	—	—	—	(6,206)	(6,206)
Depreciation and amortization expense	3,386	971	841	1,334	6,532
Proportionate share of loss of joint venture	—	—	—	(100)	(100)
Income taxes	—	—	—	581	581
Capital expenditure for additions to long-lived assets	1,713	136	343	661	2,853
Total assets	153,697	78,320	46,725	27,081	305,823

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

DURATEK, INC.
Dated: November 14, 2002	BY:	/s/ ROBERT F. SHAWVER Robert F. Shawver Executive Vice President and Chief Financial Officer
Dated: November 14, 2002	BY:	/s/ WILLIAM M. BAMBARGER William M. Bambarger Corporate Controller

CERTIFICATIONS

I, Robert E. Prince, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Duratek, Inc. ("Duratek");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this quarterly report.

Date: November 14, 2002

/s/ ROBERT E. PRINCE Robert E. Prince Chief Executive Officer

I, Robert F. Shawver, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A of Duratek, Inc. ("Duratek");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this quarterly report.

        Date: November 14, 2002

/s/ ROBERT F. SHAWVER Robert F. Shawver Chief Financial Officer

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
10.12
First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001. (File No. 0-14292)

10.13
Second Amendment and Waiver to Credit Agreement dated as of November 14, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001. (File No. 0-14292)
10.14
Third Amendment and Waiver to Credit Agreement dated as of March 27, 2002 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002. (File No. 0-14292)
10.15
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.16
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.17
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.18
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.19
Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.20
Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.21
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.