Form 10-Q
period 2002-09-30
DURATEK INC
filed 2002-11-14
CIK 785186

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002
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

        Number of shares outstanding of each of the issuer's classes of common stock as of November 4, 2002:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,505,128

DURATEK, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Part I Financial Information

Item 1. Financial Statements

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands of dollars, except per share amounts)

	September 30, 2002	December 31, 2001
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$1,526	$4,519
Receivables, net	58,148	48,034
Other accounts receivable	1,915	3,671
Costs and estimated earnings in excess of billings on uncompleted contracts	12,746	25,539
Prepaid expenses and other current assets	6,394	5,131
Deferred income taxes	6,080	6,080

Total current assets	86,809	92,974
Property, plant and equipment, net	71,130	75,883
Goodwill	70,797	70,797
Other intangible assets, net	6,730	7,936
Decontamination and decommissioning trust fund	19,724	18,640
Retention	5,858	4,236
Other assets	6,360	6,261

	$267,408	$276,727

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Short-term borrowings	5,218	7,763
Accounts payable	17,178	24,987
Accrued expenses and other current liabilities	44,932	41,903
Unearned revenues	11,710	10,488
Waste processing and disposal liabilities	9,948	10,584

Total current liabilities	99,386	106,125
Long-term debt	60,649	73,900
Facility and equipment decontamination and decommissioning liabilities	31,938	30,014
Other noncurrent liabilities	1,447	2,547
Deferred income taxes	1,523	1,523

Total liabilities	194,943	214,109

Redeemable preferred stock (Liquidation value $17,958 as of September 30, 2002)	15,752	15,734

Stockholders' equity:
Preferred stock — $.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock — $.01 par value; authorized 35,000,000 shares; issued 15,081,648 shares in 2002 and 15,070,879 shares in 2001	150	150
Capital in excess of par value	77,300	77,240
Accumulated deficit	(11,064)	(20,594)
Treasury stock, at cost, 1,576,658 shares	(9,275)	(9,275)
Deferred stock compensation	(398)	(637)

Total stockholders' equity	56,713	46,884

	$267,408	$276,727

*
The Condensed Consolidated Balance Sheet as of December 31, 2001 has been derived from the Company's audited Consolidated Balance Sheet reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(unaudited)		(unaudited)
Revenues	$72,837	$66,737	$214,361	$206,217
Cost of revenues	51,243	49,770	153,883	158,334

Gross profit	21,594	16,967	60,478	47,883
Selling, general and administrative expenses	13,916	12,719	38,695	36,146

Income from operations	7,678	4,248	21,783	11,737
Other income (expense)	108	(11)	309	159
Interest expense, net	(1,173)	(2,429)	(4,279)	(8,636)
Minority interest in loss of consolidated subsidiary	10	—	10	—

Income before income taxes and proportionate share of loss of joint venture	6,623	1,808	17,823	3,260
Income taxes	2,682	837	7,218	1,418

Income before proportionate share of loss of joint venture	3,941	971	10,605	1,842
Proportionate share of loss of joint venture	(37)	(50)	(111)	(150)

Net income	3,904	921	10,494	1,692
Preferred stock dividends and charges for accretion	(315)	(374)	(964)	(1,123)

Net income attributable to common shareholders	$3,589	$547	$9,530	$569

Basic earnings per share	$0.27	$0.04	$0.71	$0.04

Diluted earnings per share	$0.20	$0.04	$0.55	$0.04

Basic weighted average common stock outstanding	13,504	13,479	13,500	13,446

Diluted weighted average common stock and dilutive securities outstanding	19,066	13,561	19,086	13,502

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Nine months ended September 30, 2002

(in thousands of dollars)

	Common Stock
			Capital in Excess of Par Value	Accumulated Deficit	Treasury Stock	Deferred Stock Compensation	Total Stockholders' Equity
	Shares	Amount
	(unaudited)
Balance, December 31, 2001	15,070,879	$150	$77,240	$(20,594)	$(9,275)	$(637)	$46,884
Net income	—	—	—	10,494	—	—	10,494
Amortization of deferred stock compensation	—	—	—	—	—	239	239
Exercise of options and warrants	1,125	—	7	—	—	—	7
Other issuances of common stock	9,644	—	53	—	—	—	53
Preferred stock dividends and charges for accretion	—	—	—	(964)	—	—	(964)

Balance, September 30, 2002	15,081,648	$150	$77,300	$(11,064)	$(9,275)	$(398)	$56,713

See Notes to Condensed Consolidated Financial Statements.

DURATEK, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands of dollars)

	Nine months ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net income	$10,494	$1,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,806	9,787
Stock compensation expense	239	239
Proportionate share of loss of joint venture	111	150
Changes in operating assets and liabilities:
Receivables, net	(8,274)	(907)
Cost and estimated earnings in excess of billings	12,793	(50)
Prepaid expenses and other current assets	(1,263)	7,229
Retention	(1,622)	(1,722)
Accounts payables, accrued expenses and other current liabilities	(6,492)	(8,314)
Unearned revenues	1,222	(3,369)
Waste processing and disposal liabilities	(636)	(2,217)
Facility and equipment decontamination and decommissioning liabilities	840	147
Other	195	60

Net cash provided by operating activities	16,413	2,725

Cash flows from investing activities:
Additions to property, plant and equipment, net	(2,052)	(3,747)
Other	(134)	(19)

Net cash used in investing activities	(2,186)	(3,766)

Cash flows from financing activities:
Proceeds from (repayments of) short-term borrowings	(2,545)	6,239
Proceeds from (repayments of) borrowings under revolving credit facility	(5,200)	5,500
Repayments of long-term debt	(8,051)	(7,800)
Deferred financing costs	(1,098)	(648)
Repayments of capital lease obligations	(326)	(684)
Preferred stock dividends	—	(268)
Treasury stock purchases	—	(24)

Net cash provided by (used in) financing activities	(17,220)	2,315

Net increase (decrease) in cash and cash equivalents	(2,993)	1,274
Cash and cash equivalents at beginning of period	4,519	431

Cash and cash equivalents at end of period	$1,526	$1,705

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

2.    Goodwill and Other Intangible Assets

        Goodwill is attributable to several acquisitions made by the Company. Goodwill was being amortized on a straight-line basis over a 30-year period through December 31, 2001. Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, the Company's goodwill is no longer amortized to expense (See note 5). The following is an analysis which adjusts actual amounts for the three and nine months ended September 30, 2001 of net income and basic and diluted earnings per share as if SFAS No. 142 had been adopted effective January 1, 2001:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net income attributable to common shareholders	$3,589	$547	$9,530	$569
Plus: Income impact of assumed conversions — preferred stock dividends and charges for accretion	315	—	964	—

Net income attributable to common shareholders assuming conversion	3,904	547	10,494	569
Add back: Goodwill amortization, net of tax	—	386	—	1,087

Adjusted net income	$3,904	$933	$10,494	$1,656

Basic earnings per share	$0.27	$0.04	$0.71	$0.04
Add back: Goodwill amortization	—	0.03	—	0.08

Adjusted basic earnings per share	$0.27	$0.07	$0.71	$0.12

Diluted earnings per share	$0.20	$0.04	$0.55	$0.04
Add back: Goodwill amortization	—	0.03	—	0.08

Adjusted diluted earnings per share	$0.20	$0.07	$0.55	$0.12

        Other intangibles consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility acquired as part of the Waste Management Nuclear Services ("WMNS") transaction, covenants not-to-compete, and costs incurred to obtain patents. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility. Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis. Intellectual property is being amortized over 4 years.

        Goodwill is tested for impairment annually. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The Company uses the two-step impairment test discussed in SFAS No. 142. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

        The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.

        The Company has completed the first step of the goodwill impairment test, which was performed as of January 1, 2002. It has been determined that the fair value of all of the Company's reporting units exceed their carrying amount, therefore, there is no goodwill impairment as of January 1, 2002.

3.    Earnings Per Share

        Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Numerator:
Net income attributable to common shareholders	$3,589	$547	$9,530	$569
Plus: Income impact of assumed conversions — preferred stock dividends and charges for accretion	315	—	964	—

Net income attributable to common shareholders assuming conversion	$3,904	$547	$10,494	$569

Denominator:
Weighted-average shares outstanding	13,504	13,479	13,500	13,446
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	204	39	249	26
Restricted stock	107	43	86	30
Convertible redeemable preferred stock	5,251	—	5,251	—

	5,562	82	5,586	56

Adjusted weighted average shares outstanding and assumed conversions	19,066	13,561	19,086	13,502

Basic earnings per share	$0.27	$0.04	$0.71	$0.04

Diluted earnings per share	$0.20	$0.04	$0.55	$0.04

        The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 697 for the three and nine months ended September 30, 2002 and 6,643 for the three and nine months ended September 30, 2001.

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

2.
Federal Services (FS)—The Company provides on-site engineering and waste processing services for large government projects under the direction of the United States Department of Energy ("DOE") and other governmental agencies. The on-site engineering and waste processing services provided by the Company on DOE projects include program development, project management, waste characterization, on-site waste treatment services, facility operation, packaging and shipping of residual waste, profiling and manifesting the processed waste, selected technical support services, and site clean up. These projects are generally performed under time-and-material, fixed price or cost-plus contracts as either a general contractor to the DOE or as a subcontractor under a prime DOE contractor.

3.
Commercial Services (CS)—The Company provides engineering support services including technical consultants and technicians for commercial customers with nuclear and/or chemical plant facilities and other hazardous operations. The engineering services provided also support and complement the Company's commercial and government waste processing operations by providing highly specialized technical support services for the Company's customers. These services are generally performed under time-and-material or fixed price contracts directly to third-party customers or under related party contracts.

        The Company's segment information is as follows:

	As of and for the three months ended September 30, 2002
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$22,087	$32,669	$18,081	$—	$72,837
Income from operations	1,252	3,011	3,415	—	7,678
Interest expense, net	—	—	—	(1,173)	(1,173)
Proportionate share of loss of joint venture	—	—	—	(37)	(37)
Income taxes	—	—	—	2,682	2,682
	As of and for the three months ended September 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$21,551	$29,842	$15,344	$—	$66,737
Income (loss) from operations	(615)	3,230	1,633	—	4,248
Interest expense, net	—	—	—	(2,429)	(2,429)
Proportionate share of loss of joint venture	—	—	—	(50)	(50)
Income taxes	—	—	—	837	837
	As of and for the nine months ended September 30, 2002
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$68,592	$99,046	$46,723	$—	$214,361
Income from operations	5,998	9,290	6,495	—	21,783
Interest expense, net	—	—	—	(4,279)	(4,279)
Depreciation and amortization expense	5,286	392	898	2,230	8,806
Proportionate share of loss of joint venture	—	—	—	(111)	(111)
Income taxes	—	—	—	7,218	7,218
Capital expenditure for additions to long-lived assets	318	392	497	845	2,052
Total assets	136,202	72,013	40,305	18,888	267,408
	As of and for the nine months ended September 30, 2001
	CPD	FS	CS	Unallocated Items	Consolidated
Revenues from external customers	$66,443	$84,871	$54,903	$—	$206,217
Income (loss) from operations	(7,239)	11,793	7,183	—	11,737
Interest expense, net	—	—	—	(8,636)	(8,636)
Depreciation and amortization expense	5,238	1,492	1,303	1,754	9,787
Proportionate share of loss of joint venture	—	—	—	(150)	(150)
Income taxes	—	—	—	1,418	1,418
Capital expenditure for additions to long-lived assets	2,218	105	700	724	3,747
Total assets	139,912	85,753	42,124	22,014	289,803

5.    New accounting pronouncements

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

        SFAS No. 143, Accounting for Asset Retirement Obligations, will become effective for the Company on January 1, 2003. SFAS No. 143 provides criteria for the measurement and recognition of obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has developed a plan to obtain a comprehensive engineering estimate to decontaminate its facilities and equipment and is currently evaluating the impact that SFAS No. 143 will have on its consolidated financial statements.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when incurred at fair value. The statement eliminates the definition and requirements of EITF issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 and may have an effect on the timing of future restructuring charges taken, if and when they occur.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        Duratek, Inc. (the "Company") derives substantially all of its revenues from commercial and government waste processing operations and from engineering support services to electric utilities, industrial facilities, commercial businesses and government agencies. The Company's operations are organized into three primary segments: (i) commercial processing and disposal, (ii) federal services and (iii) commercial services.

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

        The Company's federal services operations provide on-site and off-site waste processing engineering and technical support services and provide on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. Government waste processing projects and certain commercial waste processing projects are performed pursuant to long-term fixed unit rate and fixed fee contracts, some of which contain award fee components that are accounted for using the percentage-of-completion method of accounting. Revenues are recognized as costs are incurred according to predetermined rates. Contract costs primarily include direct labor, materials, and indirect costs related to contract performance.

        The Company's commercial services operations provide value-added waste treatment and engineering services to a diverse group of commercial clients, including nuclear power utilities. These operations are generally provided pursuant to short-term duration or multi-year cost plus fixed fee, fixed unit rate, or time and materials contracts. Revenues for fixed price contracts are accounted for using the percentage-of-completion method of accounting based on the costs incurred to date as compared to the total estimated costs at completion. Revenues for time and materials contracts are recorded based on agreed upon rates and actual hours incurred. Revenues for fixed unit rate contracts are based on actual units delivered. Contract costs primarily include direct labor, materials, and indirect costs related to contract performance.

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

Long-term Contracts

        Revenues under long-term contracts for engineering and technical support services are recognized using the percentage-of-completion method of accounting, using input measures such as labor and other direct costs, in accordance with the provisions of Statement of Position No. 81-1 ("SOP 81-1"), Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Differences between incurred costs and estimated revenues, including estimated award fees, are recognized in the period in which work is performed. Costs and estimated earnings in excess of billings on uncompleted contracts are recorded as assets. Billings in excess of costs and estimated earnings on uncompleted contracts are recorded as liabilities and are included in deferred revenues. For contracts that do not fall under the guidance of SOP 81-1, such as commodity sales, processing of low-level radioactive waste, and others, revenue is recognized in accordance with Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements.

        The percentage-of-completion method of accounting involves the use of various techniques to estimate project cost at completion. These estimates involve various assumptions and projections relative to the outcome of future events, including the quantity and timing of service deliveries. Also included are assumptions relative to future labor performance and rates, and projections relative to material and overhead costs. These assumptions involve various levels of expected performance improvements. The Company reevaluates its contract estimates monthly and reflects changes in estimates in the current and future periods. Included in revenues are amounts arising from contract terms that provide for invoicing a portion of the contract price at a date after delivery. Also included are negotiated values for hours delivered and anticipated price adjustments for contract changes, claims, escalation, and estimated earnings in excess of billing provisions, resulting from the percentage-of-completion method of accounting.

Decontamination and Decommissioning Liabilities

        The Company has responsibility related to the cost of decontamination and decommissioning of its commercial waste processing facilities and equipment in Tennessee. Such costs will generally be paid upon the closure of such facilities. The Company has estimated the cost of such decontamination and decommissioning and recorded a liability related thereto based on the present value of the future estimate. The Company evaluates the decommissioning cost estimate each year and makes adjustments for inflation, burial cost, and other risks.

        Similarly, the Company will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. The Company has established a trust fund, as required by the state of South Carolina, to fund the site closure obligation, as well as recorded accruals related to these decontamination and decommissioning liabilities.

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

Results of Operations

Three Months Ended September 30, 2001 As Compared To Three Months Ended September 30, 2002

        Revenues for the Company increased by $6.1 million, or 9.1%, from $66.7 million in the third quarter of 2001 to $72.8 million in the third quarter of 2002. Federal Services revenues increased by $2.8 million, or 9.5%, from $29.8 million in the third quarter of 2001 to $32.7 million in the third quarter of 2002. Incremental revenues of $2.9 million were recognized in the third quarter of 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado. In addition, $1.9 million of the increase in revenues primarily related to increased work scope on the River Protection Project ("RPP") Vitrification projects. These revenue increases were partially offset by a decrease of $1.9 million relating to a reduction in work scope relating to work performed at the Los Alamos National Laboratories. Commercial Services revenues increased by $2.7 million, or 17.8%, from $15.3 million in the third quarter of 2001 to $18.1 million in the third quarter of 2002. The increase in revenues is primarily attributable to the award of new work in the radiological engineering services business and the site decontamination and decommissioning business due to an increase in volume of work on an existing contract, which together contributed $3.4 million of the increase in revenues. Primarily offsetting these increases was a decrease in revenues of $0.8 million due to a one-time special project performed in 2001 relating to non-utility cleanup and emergency response. Commercial Processing and Disposal revenues increased by $0.5 million, or 2.5%, from $21.6 million in the third quarter of 2001 to $22.1 million in the third quarter of 2002. This increase was primarily the result of a $2.3 million increase in revenues from a large component project in Memphis. Partially offsetting this increase was a decrease in revenues of $1.1 million from the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation & Services Facility, due to lower volumes of waste received in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001, and a decrease in revenues of $0.8 million relating to the commercial processing operations in Tennessee, primarily due to a change in the processed waste mix and lower processing volume.

        Gross profit for the Company increased by $4.6 million, or 27.3%, from $17.0 million in the third quarter of 2001 to $21.6 million in the third quarter of 2002. As a percentage of revenues, gross profit increased from 25.4% in the third quarter of 2001 to 29.6% in the third quarter of 2002. Gross profit from Federal Services increased by $2.2 million, from $6.8 million in the third quarter of 2001 to $9.0 million in the third quarter of 2002. This increase primarily related to the increased work scope on the RPP Vitrification projects offset by a decrease relating to a reduction in work scope relating to work performed at the Los Alamos National Laboratories. Gross profit from Commercial Services increased by $1.3 million, from $6.1 million in the third quarter of 2001 to $7.4 million in the third quarter of 2002. This increase was primarily due to the increased revenues from the radiological engineering services business and the site decontamination and decommissioning business. Gross profit from Commercial Processing and Disposal increased by $1.1 million, from $4.1 million in the third quarter of 2001 to $5.2 million in the third quarter of 2002. This increase was primarily attributable to the commercial processing operations in Tennessee, which had increased gross profit of $2.0 million. This increase was primarily due to a decrease in labor expense as a result of a reduction in the work force, a more favorable mix of waste than previously estimated on a significant high radiation process completed in 2002, lower burial expense due to a reduction in the burial rate in 2002, lower aged waste volume in 2002, and higher margin work performed in 2002. Partially offsetting these increases were decreases relating to the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002, and the large component project in Memphis in 2001.

        Selling, general and administrative expenses increased by $1.2 million, or 9.4%, from $12.7 million in the third quarter of 2001 to $13.9 million in the third quarter of 2002. As a percentage of revenues, selling, general and administrative expenses was unchanged at 19.1%. The increase in selling, general and administrative expense is primarily attributable to higher professional service fees, which include bank consultant fees, and personnel related expenses, which were partially offset by lower marketing expenses.

        Interest expense, net of interest income, decreased by $1.2 million from $2.4 million in the third quarter of 2001 to $1.2 million in the third quarter of 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        Income taxes increased from $0.8 million in the third quarter of 2001 to $2.7 million in the third quarter of 2002. The Company's effective tax rate was 46.3% and 40.5% in 2001 and 2002, respectively. The decrease in the Company's effective tax rate was due to a reduction in the impact of non-deductible expenses on taxable income, principally relating to goodwill amortization.

Nine Months Ended September 30, 2001 As Compared To Nine Months Ended September 30, 2002

        Revenues for the Company increased by $8.1 million, or 3.9%, from $206.2 million in 2001 to $214.4 million in 2002. Federal Services revenue increased by $14.2 million, or 16.7%, from $84.9 million in 2001 to $99.0 million in 2002. Revenues increased $16.7 million primarily due to increased work scope and the award of new work primarily relating to the K25/K27 Gaseous Diffusion Plant in Oak Ridge, Tennessee, the waste removal operations at the Hanford 100 area, work performed on the RPP Vitrification projects, and increased waste shipments at the Los Alamos National Laboratories. In addition, incremental revenues of $2.9 million were recognized in the third quarter of 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado. Partially offsetting these increases were a decrease of $4.0 million relating to revenues recognized in 2001 from the sale of limited rights to the Company's vitrification technology for use at the DOE Hanford Washington site and a $1.1 million decrease in revenues relating to a decrease in work scope relating to environmental and waste management support work for the United States Department of Energy and its subcontractors. Commercial Processing and Disposal revenues increased by $2.1 million, or 3.2%, from $66.4 million in 2001 to $68.6 million in 2002. This increase was primarily the result of a $4.2 million increase in revenues from a large component project in Memphis and $1.4 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost. The incremental revenues recognized during 2002 include an adjustment to record revenue for the reimbursement of this amortization expense since July 1, 2000, the date that the decision by the South Carolina Public Service Commission went into effect. Partially offsetting these increases were a $2.3 million decrease in revenues from the Barnwell low-level radioactive waste disposal facility and a $1.2 million decrease in revenues from the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002. Commercial Services revenues decreased by $8.2 million, or 14.9%, from $54.9 million in 2001 to $46.7 million in 2002. This was primarily the result of a $6.5 million decrease in revenues from the technical support services business which was sold in April 2001, a $5.7 million decrease in revenues from the radiological engineering services business and the completion of a large contract in 2001 relating to non-utility clean up and emergency response. Partially offsetting these decreases was an increase in revenues of $4.0 million from the site decontamination and decommissioning business due to an increase in volume of work on an existing contract.

        Gross profit for the Company increased by $12.6 million, or 26.3%, from $47.9 million in 2001 to $60.5 million in 2002. As a percentage of revenues, gross profit increased from 23.2% in 2001 to 28.2% in 2002. Gross profit from Commercial Processing and Disposal increased by $12.4 million, from $6.4 million in 2001 to $18.8 million in 2002. This increase was primarily due to a more favorable mix of waste than previously estimated on a significant high radiation process completed in 2002, which contributed $2.5 million to the increase, a decrease in labor expense as a result of a reduction in the work force, lower material expense due to processing efficiencies realized, and a decrease in transportation expense due to the increased use of rail transportation in the commercial processing operations. In addition, the $1.4 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase. Gross profit from Federal Services increased by $0.7 million, or 3.2%, from $22.6 million in 2001 to $23.3 million in 2002. This increase is primarily attributable to the increase in revenues, offset by the gain in 2001 of $3.7 million on the sale of limited rights to the Company's vitrification technology for use at the DOE's Hanford Washington site. Gross profit from Commercial Services decreased by $0.5 million, or 2.8%, from $18.9 million in 2001 to $18.3 million in 2002. This decrease in gross profit was primarily due to the decrease in revenues from the radiological engineering services business and a $0.7 million decrease from the technical support services business that was sold in April 2001 and the completion of a large contract in 2001 relating to non-utility clean up and emergency response, partially offset by an increase in gross profit from the site decontamination and decommissioning business.

        Selling, general and administrative expenses increased by $2.5 million, or 7.1%, from $36.1 million in 2001 to $38.7 million in 2002. As a percentage of revenues, selling, general and administrative expenses increased from 17.5% in 2001 to 18.1% in 2002. The increase in selling, general and administrative expenses is primarily attributable to higher professional service fees, which include bank consultant fees, and personnel related expenses, which was partially offset by lower marketing expenses.

        Interest expense, net of interest income, decreased by $4.3 million from $8.6 million in 2001 to $4.3 million in 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        Income taxes increased from $1.4 million in 2001 to $7.2 million in 2002. The Company's effective tax rate was 43.5% and 40.5% in 2001 and 2002, respectively. The decrease in the Company's effective tax rate was due to a reduction in the impact of non-deductible expenses on taxable income, principally relating to goodwill amortization.

Liquidity and Capital Resources

        The Company generated $16.4 million in cash flows from operating activities in the first nine months of 2002. Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed upon with the State. On an annual basis, following the State's fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the nine months ended September 30, 2002, the Company had collected approximately $19.0 million, net of allowable costs from waste processing activity plus an applicable margin, from customers of the waste disposal facility and remitted to the State approximately $21.5 million in July 2002. The remaining cash flow from operating activities of $18.9 million is due to an increase in working capital from operations, net of $9.0 million depreciation and amortization expenses.

        The Company used approximately $2.2 million in cash flows for investing activities for purchases of property and equipment in the first nine months of 2002.

        Cash flows from operating activities during the first nine months of 2002 were used principally to repay borrowings under the Company's bank credit facility and to pay down long-term debt.

        In October 1999, WMNS was awarded the Oak Ridge Environmental Management Waste Management Facility Contract to design, construct, operate, and close a 400,000 cubic yard land disposal cell on the DOE's Oak Ridge Reservation. Under the terms of the June 8, 2000 purchase agreement between the Company and Waste Management, Inc. ("WMI"), WMI will provide up to $11.9 million in project financing at a fixed rate of 9.0% to the Company for the design and construction phase of the contract, which was completed in March 2002. As of September 30, 2002, the Company had borrowings outstanding of $5.2 million under the project financing agreement, and during 2002 has repaid $6.7 million. Cash generated from the project will be used to repay the borrowing under the project financing agreement.

        The Company has a bank credit facility (the "credit facility") which provides for borrowings of up to $130.0 million. The credit facility consists of a five-year $40.0 million revolving line of credit (which has a temporary limit of $25.0 million as of October 2002, that was amended effective March 27, 2002, see below), a five-year $50.0 million term loan and a six and one-half year $40.0 million term loan. The term loans must be prepaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin, or at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.25% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricts the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions. The Company has accrued dividends of $2.2 million on its outstanding convertible redeemable preferred stock.

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

July 26, 2002 through September 30, 2002 to meet certain working capital requirements of the Company, and will decrease incrementally as follows:

As of:	Through	Availability
October 1, 2002	October 31, 2002	$25.0 million
November 1, 2002	December 31, 2002	$18.0 million
January 1, 2003	February 28, 2003	$15.0 million

        The amount of available borrowings under the revolving line of credit portion of the credit facility after February 28, 2003 will be determined by the Company's lenders. At September 30, 2002, after giving effect to this amendment, the Company had $22.1 million of borrowings available under the revolving credit portion of the credit facility. At September 30, 2002, the Company had $7.3 million in outstanding borrowings under the revolving line of credit portion of its credit facility, $24.9 million term loans bearing interest at LIBOR plus 3.25% (5.07%), and $38.9 million term loans bearing interest at LIBOR plus 3.75% (5.57%).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

        The Company's major market risk relates to changing interest rates. At September 30, 2002, the Company had floating rate long-term debt of $71.0 million, of which the current portion is $10.4 million. Average outstanding borrowings under the revolving credit portion of the credit facility were $3.5 million during the nine months ended September 30, 2002. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any material foreign currency or commodity risk.

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II Other Information

Item 1. Legal Proceedings

        Refer to the Company's annual report on Form 10-K for the year ended December 31, 2001 for a discussion of legal proceedings.

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

        The Company's future operating results are dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the DOE for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Finally, a significant component of the Company's direct costs include the cost of disposal of materials in licensed landfills. The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to affect the operating results of the Company.

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

Item 6. Exhibits and Reports on Form 8-K

  a.
  Exhibits

    See accompanying Index to Exhibits.

  b.
  Reports

    Current report on Form 8-K filed on August 14, 2002.

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

1.
I have reviewed this quarterly report on Form 10-Q of Duratek, Inc. ("Duratek");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this quarterly report;

4.
Duratek's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of Duratek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Duratek's other certifying officer and I have disclosed, based on our most recent evaluation, to Duratek's auditors and the audit committee of Duratek's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Duratek's ability to record, process, summarize and report financial data and have identified for Duratek's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Duratek's internal controls; and

6.
Duratek's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	BY:	/s/ ROBERT E. PRINCE Robert E. Prince Chief Executive Officer

I, Robert F. Shawver, Chief Financial Officer, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Duratek, Inc. ("Duratek");

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this quarterly report;

4.
Duratek's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of Duratek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Duratek's other certifying officer and I have disclosed, based on our most recent evaluation, to Duratek's auditors and the audit committee of Duratek's board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Duratek's ability to record, process, summarize and report financial data and have identified for Duratek's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Duratek's internal controls; and

6.
Duratek's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	BY:	/s/ ROBERT F. SHAWVER Robert F. Shawver Chief Financial Officer

EXHIBITS INDEX

Exhibit No.
3.1	Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)
3.2	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant's Form S-1 Registration Statement No. 33-2062.
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
10.4
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
10.5
Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.6
Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant's Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)
10.7	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant's 2000 Proxy Statement. (File No. 0-14292)
10.8
First Amendment and Waiver to Credit Agreement dated as of April 16, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.14 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed on April 18, 2001. (File No. 0-14292)
10.9
Second Amendment and Waiver to Credit Agreement dated as of November 14, 2001 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001. (File No. 0-14292)

10.10
Third Amendment and Waiver to Credit Agreement dated as of March 27, 2002 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and First Union National Bank, as Administrative Agent. Incorporated herein by reference to Exhibit 10.16 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001 filed on March 29, 2002. (File No. 0-14292)
10.11
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.12
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.13
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.14
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.15
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
10.18	Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Filed herewith.
10.19	Duratek, Inc. 2002 Executive Compensation Plan. Filed herewith.

QuickLinks

DURATEK, INC. AND SUBSIDIARIES TABLE OF CONTENTS
  Part I Financial Information
  Item 1. Financial Statements
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands of dollars, except per share amounts)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY Nine months ended September 30, 2002 (in thousands of dollars)
DURATEK, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands of dollars)
DURATEK, INC. AND SUBSIDIARIES Notes to Condensed Consolidated Financial Statements (in thousands of dollars, except per share amounts)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II Other Information
  Item 1. Legal Proceedings
  Item 3. Defaults Upon Senior Securities
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBITS INDEX