Form 10-K
period 2002-12-31
DURATEK INC
filed 2003-03-28
CIK 785186

Use these links to rapidly review the document
TABLE OF CONTENTS
Item 8. Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        As of March 17, 2003, the aggregate market value of the outstanding shares of the Registrant's Common Stock, par value $0.01 per share, held by non-affiliates was approximately $83,942,735 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on March 17, 2003. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

        Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the most recent practicable date.

Class	Outstanding at March 17, 2003
Common stock, par value $0.01 per share	13,529,220 shares

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Form 10-K Cross-Reference Sheet

*
Incorporated by reference from registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2003, which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward Looking Information

        In response to the "safe harbor" provisions contained in the Private Securities Litigation Reform Act of 1995, Duratek, Inc. (the "Company") is including in this Annual Report on Form 10-K the following cautionary statements which are intended to identify certain important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission.

        The Company's future operating results are largely dependent upon the Company's ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner. In addition, the Company's future operating results are dependent upon the timing and awarding of contracts by the United States Department of Energy ("DOE") for the cleanup of other waste sites administered by it. The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed, and other wastes. The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes. Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company's revenues and loss of one or more technical support service contracts could adversely affect the Company's future operating results. Finally, a significant component of the Company's direct costs include the cost of disposal of materials in licensed landfills. The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to affect the operating results of the Company.

        The Company's future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the acceptance and implementation of the Company's waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and commercial customers of the Company's technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new government waste processing projects, including those pursued jointly with others; the duration of such projects; and the timing of commercial nuclear power plant outages and other large technical support services projects at its customers' facilities.

        An element of the Company's growth strategy is to continue to pursue strategic acquisitions that expand and complement the Company's business, technologies, and service offerings. Under the Company's amended credit facility, which was completed in February 2003, the Company is permitted to enter into certain acquisitions, as defined in the credit agreement, subject to certain conditions. If the Company does complete an acquisition, the Company's future operating results may be affected by the costs and timing of completion and integration of such an acquisition.

Part I

Item 1. Business

Overview

        Duratek, Inc., together with its wholly owned subsidiaries (the "Company" or "Duratek"), provides safe, secure radioactive materials disposition and nuclear facility operations for commercial and government customers. The Company possesses the breadth of capabilities, technologies, assets, facilities, and qualified personnel necessary to provide a full array of radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposition. The Company operates through its five licensed commercial facilities and on-site at customer premises. The Company's 1,000-plus project managers and technical personnel strive to implement the optimal technology to meet each customer's needs. The Company's capabilities include both proprietary and other proven technologies, including over 120 Company owned patents that can be used independently or in tandem to safely manage and process customers' radioactive material for long-term disposition.

        The Company's operations are organized into three primary segments: (i) federal services, (ii) commercial services, and (iii) commercial processing and disposal. The Company's federal services operations provide on-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. The Company's services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup.

        The Company's commercial services operations provide waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities. These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility decontamination and decommissioning ("D&D"). The Company operates treatment systems in nearly two dozen nuclear power plants, owns and operates various types of waste treatment equipment, and provides on-site waste management and clean up services at customers' facilities. The Company also provides technical support services to its clients which include project management, radiological engineering, radiation protection support, and environmental consulting. These services are provided by approximately 300 engineers, project managers, and technicians.

        The Company conducts its commercial processing and disposal operations at its three facilities in Tennessee and at two facilities in South Carolina. At these facilities, the Company uses multiple technologies to process customer waste for final disposition. The Company's ability to integrate its waste treatment technologies enables it to handle a diversity of waste streams in a cost-effective manner. The Company also operates a low-level radioactive waste disposal landfill site in Barnwell, South Carolina, which is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste.

        In June 2000, the Company acquired the nuclear services business of Waste Management, Inc., which business is referred to as Waste Management Nuclear Services ("WMNS"). WMNS consisted of three operating segments: (i) the federal services division which provided radioactive waste handling, transportation, treatment, packaging, storage, disposal, site cleanup, and project management services primarily for the DOE and other federal agencies, (ii) the commercial services division which provided radioactive waste handling and treatment, transportation, licensing, packaging, disposition, and D&D services primarily to nuclear utilities, and (iii) the commercial disposal division which operated the commercial low-level radioactive waste disposal facility in Barnwell, South Carolina. The results of the operations of WMNS are included in the Company's results from the date of the acquisition.

Information about the Company's Operating Segments

        Financial information about the Company's operating segments is in Part II, Item 8, Notes to Consolidated Financial Statements, in note 17, Segment Reporting and Business Concentrations.

Federal Services

        The Company's federal services operations provide on-site and off-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the DOE and other governmental entities. The Company's services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup. The Company has over 18 years of experience in designing, constructing, and operating low-level radioactive waste systems and facilities and providing site cleanup services for the DOE and other governmental entities. The Company occasionally teams with other companies to pool resources, submit proposals, and execute projects on behalf of the Company's clients. In 2002, the Company established joint ventures for a large project at Rocky Flats and a significant, long-term project for the DOE in Tennessee.

        The Company derives revenues in its federal services operations principally through subcontracts with a combination of DOE contractors and subcontractors. Revenues derived from the Company's federal services operations represented approximately 46.4%, 42.9%, and 32.5% of the Company's total revenues during 2002, 2001, and 2000, respectively. A significant portion of these revenues in 2002 were related to work performed for Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, and Flour Hanford, Inc.

        The Company's federal services operations have managed waste facility operations, generator services, packaging and transportation, and related support activities at the Hanford Site, Oak Ridge Reservation, Idaho National Engineering and Environmental Laboratory, Brookhaven National Laboratory, Los Alamos National Laboratory, Rocky Flats, and other DOE sites since 1986. Currently, the Company has the following major environmental management contracts with the DOE and site contractors:

  •
  Waste Management Subcontractor for the Hanford Management Project;

  •
  Melter Design, Research and Technology for the Hanford Waste Treatment Plant ("Hanford Waste Treatment Plant");

  •
  Waste Management Subcontractor for the Fernald Environmental Management Project;

  •
  Transportation, Packaging, TRU Program, and other Environmental Management Support to the Project Hanford Management Contract and Bechtel Hanford, Inc.;

  •
  Waste Disposal Operations at the Hanford Environmental Restoration Disposal Facility;

  •
  Waste Remediation Operations along the Hanford River Corridor;

  •
  Low Level Mixed Waste Treatment at Rocky Flats Environmental Technical Site;

  •
  Waste Management Operations at Los Alamos National Laboratory;

  •
  Waste Management Services for the Decontamination, Demolition, and Disposal of Facilities for Omega West at Los Alamos National Laboratory;

  •
  Waste Management Operations Technical Support at Brookhaven National Laboratory;

  •
  Design, Construction, Operation, and Closure of the Environmental Management Waste Management Facility, a Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA" or "Superfund") disposal site, at Oak Ridge;

  •
  Operation of the Y-12 Sanitary Landfills at Oak Ridge;

  •
  Liquids and Gaseous Waste and Surveillance and Maintenance Operations at Oak Ridge;

  •
  Decontamination and Decommissioning Phase I of the K-25/K-27 Gaseous Diffusion Plant at Oak Ridge;

  •
  DUF6 Executive Management, Operations and Commissioning ("DUF6"); and

  •
  Salt Waste Processing Facility Operations and Commissioning Subcontractor ("Salt Waste Processing"), Phase I.

        The following is a brief summary of a significant ongoing project and two new projects awarded in 2002 relating to the federal services operations:

        Hanford Waste Treatment Plant.    In 2000, Bechtel National Incorporated ("BNI") was awarded the DOE's Hanford Washington Waste Treatment Plant contract for the design, procurement, construction, and commissioning of the waste treatment plant. The contract has a ten-year duration and the Company has a significant role in this project. Revenues from this contract in 2002 were $6.6 million.

        BNI has contracted with the Company to provide the vitrification technology required for the project through engineering design and technology development contracts. As part of the engineering contract, the Company is developing the designs of both the High Level Waste ("HLW") and Low Active Waste ("LAW") melters as well as preparing to support the purchase and construction of these units. The integration of these activities into the contractor's overall schedule is presently underway. The Company is also working with BNI to advance the design, as well as provide the staffing, to meet the demanding engineering schedule that is expected from BNI over the next several years.

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

        DUF6.    In August 2002, Uranium Disposition Services, LLC ("UDS") was awarded a contract by the DOE to design, build, and operate facilities in Paducah, Kentucky and Portsmouth, Ohio to convert the DOE's inventory of depleted uranium hexafluoride (DUF6) for reuse or disposal. UDS will also be responsible for maintaining the depleted uranium and product inventories and transporting depleted uranium from Oak Ridge, Tennessee to the Portsmouth, Ohio plant for conversion. UDS is a limited liability company formed by the Company, Framatome ANP Inc., and Burns and Roe Enterprises Inc. The Company provides executive management, financial management, and other support functions for UDS and accounts for its investment under the equity method. The estimated total revenue of this nine-year contract is $558 million. The Company owns 26% of UDS and profits and losses of UDS are shared in accordance with the ownership percentages.

        The DOE has a large inventory of DUF6 material with 56,000, 198,000 and 450,000 metric tons currently stored at its facilities in Tennessee, Ohio, and Kentucky, respectively. DUF6 is a material byproduct of weapons production activities that occurred over the years at the three facilities. The conversion plants will convert the DUF6 material to triuranium octoxide (U3O8), which will be suitable for use or disposal. UDS will operate these facilities for five years after construction has been completed.

        Salt Waste Processing.    In October 2002, the DOE selected a team comprised of the Company, Parsons Infrastructure and Technology Group, Inc., and General Atomics to perform one of two contracts to complete the conceptual design for a new Salt Waste Processing Facility ("SWPF") at the Savannah River Site near Aiken, South Carolina. The SWPF will be a pre-treatment plant to remove cesium from the DOE's inventory of 38 million gallons of highly radioactive waste stored in 49 tanks at the Savannah River Site. Additional processing through a high-level vitrification facility and a chemical stabilization facility, which already exist at the Savannah River Site, will be the final stabilization for the treated waste. This one-year contract is the first phase of the project and has estimated total revenues of approximately $10 million, of which the Company's portion is 30%. This contract is a cost plus fixed fee contract. The conceptual design phase involves providing a design plan for the operation of the new plant to meet the DOE's expectations for safety, compliance, and performance. If the team which includes the Company is awarded the second phase of the project, which is expected to result in total revenues estimated to be in excess of $300 million, the Company will be responsible for supporting the detailed design, construction, and start-up of the new facility.

Commercial Services

        The Company's commercial services operations provide waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities. These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility D&D. The Company operates treatment systems in nearly two dozen nuclear power plants, owns and operates various types of waste treatment equipment, and provides on-site waste management and clean up services at customers' facilities. The Company also provides technical support services to its clients including project management, radiological engineering, radiation protection support, and environmental consulting. These services are provided by approximately 300 engineers, project managers, and technicians. Revenues derived from commercial services operations represented approximately 22.3%, 25.7%, and 28.3% of the Company's total revenues during 2002, 2001, and 2000, respectively. A significant portion of these revenues in 2002 were related to work performed for Bechtel Power Corp.

        The following is a brief summary of some of the types of services provided to the Company's commercial clients:

        THERMEX™ and ALPS liquid waste processing services.    The Company provides on-site liquid waste processing services to nuclear power generators throughout the United States. About 60 million gallons of water are successfully processed each year at 15 nuclear reactor plants. The Company is the largest provider of contracted liquid waste processing services to the commercial nuclear utility industry. A number of patented technologies, including unique and technically advanced membrane systems, are used to provide this service. These services are environmentally responsible in that they minimize radioactive waste generation, minimize or eliminate liquid releases to the environment, and allow recycling of wastewater.

        Transportation Services.    Through a wholly owned subsidiary, Hittman Transport Services, Inc. ("Hittman"), the Company maintains a fleet of tractors, trailers, and shipping containers for transporting radioactive waste and radioactively contaminated equipment for processing and disposal. All of Hittman's vehicles are constantly monitored via satellite to optimize waste pickup and delivery scheduling. Hittman maintains terminal locations around the country that are located within range of 90% of the commercial nuclear power plants in the United States. Hittman's services are complemented by a fleet of 60 casks, which is the largest fleet of casks in the United States. Casks are engineered shipping containers that allow safe transport of both liquid and solid radioactive waste. Ten of these casks are United States Nuclear Regulatory Commission ("NRC") licensed type "B" shipping casks which provide a unique capability to handle virtually any type of radioactive material. The Company's cask fleet is unique in that it contains the largest volume type "B" shipping cask, the 10-160B, which has also been licensed by the NRC to transport transuranic waste for the DOE.

        Site Decontamination and Decommissioning.    The Company has performed D&D services at over 60 facilities worldwide, including work at two nuclear power plants that have been completely decommissioned to NRC requirements. The Company has performed D&D services at the following commercial nuclear power plants: Fort St. Vrain Nuclear Generating Station, Humboldt Bay Power Plant Unit 3, Shoreham Nuclear Power Station, Rancho Seco Nuclear Station, and Trojan Nuclear Power Plant. The Company is currently performing D&D services under contracts for Connecticut Yankee's Haddam Nuclear Power Station, Consumers Energy Big Rock Point Nuclear Power Plant, Maine Yankee Atomic Power Company, and Yankee Rowe Nuclear Power Plant. In addition, D&D services are being provided for two university research reactors and a number of other commercial facilities. D&D services provided by the Company include site radiological surveys, instrument provision, waste characterization, decommissioning planning, remediation, health physics support, total waste management services, waste processing, and final surveys. The Company has technical personnel who have developed project techniques accepted by the NRC, radioactive material licenses, programs, procedures, equipment, and instrumentation to handle projects that range from small hot cells to large nuclear power stations. In addition, through its transportation and commercial waste processing operations, the Company offers its customers an integrated and comprehensive solution to their site D&D problems.

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

Commercial Processing and Disposal

        The Company conducts its commercial processing and disposal operations at its three Tennessee locations: the Bear Creek Operations Facility in Oak Ridge, the Company's facility in Memphis, and the Gallaher Road Operations Facility in Kingston. The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility. The Bear Creek Operations Facility is the largest commercial waste processing facility for low-level radioactive waste in the United States and has the capability to handle over 60 million pounds of radioactive waste per year. The Company uses a combination of treatment technologies to process the waste to achieve significant volume and mass reduction before sending it for disposal. Accordingly, the Company believes its customers benefit from significant cost savings through the reduction of disposal cost by first confirming the presence of radioactive material and then minimizing the volume and mass of waste. The technologies used at the Tennessee based processing operations include incineration, compaction, metal decontamination and recycling, and Green is Clean. The Memphis, Tennessee facility is equipped to receive, decontaminate, and cut large nuclear power plant components, reducing their disposal cost. In 2003, the Company has decided to include the results of the Memphis operations in its commercial services operations as this operation will support the transportation and technical support services. The DCSF was originally chartered to support the Department of Defense ("DOD") in preparation of materials for disposal. Continuing missions have supported military equipment decontamination and parts retrieval/recycling. The DCSF continues to provide flexible, rapid response capacities to national as well as international DOD projects, conflicts, and missions. The Company's ability to integrate its waste treatment technologies enables it to handle diverse forms of waste streams in a cost-effective manner.

        In the WMNS transaction, the Company acquired the operating rights to a commercial low-level radioactive waste disposal landfill site in Barnwell, South Carolina. This waste disposal landfill site is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste. The site is owned by the State of South Carolina and leased to the Company under a long-term lease. The Company operates the site under a license granted by the State of South Carolina. The Barnwell facility pursues the disposal market for large nuclear components not suitable for volume reduction and ion exchange resins and wastes that are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities. Effective July 1, 2000, the South Carolina General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the "Act"). The provisions of the Act extensively govern the relationship between the State of South Carolina and operators of facilities for the disposal of low-level radioactive waste ("LLRW") in a comprehensive economic regulatory program. The Act establishes a schedule of declining annual maximum volumes of LLRW from generators within and outside of the compact to be disposed of at the Barnwell facility in South Carolina. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. After this eight-year period, the site will remain open for waste from the three Atlantic Compact states only. Under the Act, the Company is reimbursed for allowable costs identified by the South Carolina Public Service Commission and incurred by the Company plus an operating margin of 29% on certain of those allowable costs. The results from July 1, 2000 forward are based on the economic regulation imposed by the Act.

        Revenues derived from the commercial processing and disposal operations are from the processing and treatment of customer waste streams, from the DCSF facility, and from the operations of the Barnwell waste disposal landfill site. Customers of the Company's commercial processing and disposal operations include electric utilities, government agencies, industrial facilities, laboratories, hospitals, and others. Revenues derived from the Company's commercial processing and disposal operations represented approximately 31.3%, 31.4%, and 39.2%, of the Company's total revenues in 2002, 2001, and 2000, respectively. A significant portion of these revenues in 2002 were related to work performed for Bechtel Power Corp.

        The Company has developed or acquired several waste treatment technologies for use on a variety of radioactive, mixed, and other waste streams. The following is a brief summary of the waste treatment technologies that are being utilized by the Company in its commercial processing and disposal operations:

        Incineration.    Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of the Company's customers for non-hazardous solid waste, waste oils, and other waste liquids. The Company's two incinerators at its Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators in the United States. The Company's incinerators are capable of processing solid waste at up to 1,600 pounds per hour and up to 30 gallons of radioactive, non-hazardous waste oils simultaneously.

        Compaction.    Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. The Company's UltraCompactor™ at its Bear Creek Operations Facility is the nation's largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The UltraCompactor™ has a capacity of 70,000 cubic feet per month. Average volume reduction using the Company's compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods, and filters.

        Metal Decontamination and Recycling.    The Company's metals processing program at its Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals by using a combination of surveying, compaction, decontamination, and melting. The Company examines the metal and sorts it for processing based on its contamination level to achieve the most cost-effective process for final disposition. If it is cost-effective, the Company will volume reduce the metal using its UltraCompactor™ and send it to an appropriate low-level radioactive burial site. The Company's specialized decontamination equipment allows metal to be successfully decontaminated for landfill disposal. For metals that cannot be decontaminated, the Company may utilize its metal melting technology. The Company's 20 ton, 7,200 kW electric induction furnace operates exclusively for melting and beneficially reusing radioactive metal. All of the metal processed through the metal melt furnace is beneficially reused in the form of shield blocks and provided to various high-energy physics projects throughout the United States. These radioactive shield blocks are not released to the public and they are not released for commercial scrap metal recycling. The beneficial reuse of radioactive metal eliminates the liability for the original waste generator and saves resources by using radioactive metal instead of new metal that will eventually become radioactive.

        Green is Clean.    The Company's Green is Clean ("GIC") program is a multi-step, bulk assay and release process that is fully licensed and permitted for operation in Tennessee. The GIC process relies on advanced assay technology to determine the presence of radioactive materials in potentially "clean" waste generated within a radiologically controlled area or licensed facility. The GIC process greatly reduces the amount of radioactive waste burial by segregating "clean" solid waste from "radioactive" waste. Thus, radioactive burial space is saved for radioactive waste and customer costs for radiological operations and decommissioning projects are reduced. The Company also has a mobile version of the GIC bulk assay equipment that can be operated at a customer's site.

Sales and Marketing Strategy

        The Company's product and service offerings provide cost-effective waste management solutions for commercial and DOE low-level radioactive waste generators. The marketing and business development organization is centralized while direct sales is decentralized to more closely align activities with the specific operating segments of the Company. This approach has strengthened the Company's competitive position when pursuing commercial and DOE service contracts and waste remediation projects.

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

        The Atomic Energy Act of 1954 ("AEA") and the Energy Reorganization Act of 1974 (the "ERA") authorize the NRC to regulate the receipt, possession, use, and transfer of radioactive materials, including "source material," "special nuclear material," and "byproduct material." Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or NRC Agreement States.

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

        The Low-Level Radioactive Waste Policy Act of 1980 ("LLRWPA") and the Low-Level Radioactive Waste Policy Amendments Act of 1985 ("LLRWPA Amendments") address the siting of new low-level radioactive waste disposal facilities. Each state is responsible for providing capacity for commercial low-level radioactive waste generated within its borders. The LLRWPA also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. At the present time, state compacts have opened no new radioactive waste disposal facilities.

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

  Environmental Laws and Regulations Affecting the Use of the Company's Waste Treatment Technologies

        To the extent that the Company is engaged in the storage, processing, or disposal of mixed waste, the radioactive components are subject to the NRC regulations promulgated under the AEA, while the EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the state may also regulate mixed waste.

        Pursuant to the mandate of the AEA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring, and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established licensing requirements and operating procedures for such facilities. The NRC requirements address siting criteria, site stability, the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring, and site maintenance), facility operation, financial assurance, closure, and site stabilization. The Company's facilities implement NRC requirements through Agreement States' regulations and facility radioactive material licenses. The NRC has delegated this licensing authority to numerous state agencies, including agencies in those states in which the Company's facilities and operations are located.

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

        When the Company engages in the transportation of hazardous materials, such as radioactive materials, it is subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statutes, the United States Department of Transportation regulates the transportation of hazardous materials in commerce. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials.

        CERCLA effectively imposes strict, joint, and several retroactive liabilities upon owners or operators of facilities where a release of hazardous substances has occurred, on parties who generated hazardous substances that were released at such facilities, and on parties who arranged for the transportation of hazardous substances to such facilities. The Company's ownership and operation of vitrification, storage, and incineration facilities on-site expose the Company to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. In the event that off-site storage or disposal facilities utilized by the Company for final disposition of the glass and other residues from the Company's vitrification, incineration, and other treatment processes are subject to cleanup under CERCLA, the Company could incur liability as a generator of such materials or by virtue of having arranged for their transportation and disposal. The Company designs its DuraMelter™ and other processes to minimize the potential for release of hazardous substances into the environment. In addition, the Company has developed plans to manage and minimize the risk of CERCLA or RCRA liability, including the training of operators, use of operational controls, and structuring of its relationships with the entities responsible for the handling of waste materials and by-products.

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

        The Clean Air Act imposes stringent requirements upon owners and operators of facilities that emit pollutants into the air. The Company believes that its treatment systems effectively trap particulates and prevent hazardous emissions from being released into the air, the release of which would violate the Clean Air Act. The Clean Air Act may require permits prior to the construction and operation of the Company's facilities, and may require additional emission controls and restrictions on materials stored, used, and incinerated at existing or proposed facilities.

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

        OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals that may be present in mixed wastes. The Company is required to follow OSHA standards, including the preparation of material safety data sheets, hazardous response training, and process safety management. The NRC has set regulatory standards for worker protection and public exposure to radioactive materials or wastes.

Competition

        In its federal services and commercial services operations, the Company's competitors range from major national and regional environmental service and consulting firms that have large environmental remediation staffs to small local firms. Many of the major national and regional environmental service and consulting firms have greater financial, management, and marketing resources than the Company. The availability of skilled technical personnel, quality of performance, safety, diversity of services, and price are the key competitive factors in this market.

        The market for the Company's waste treatment services is characterized as the packaging, transportation, treatment, stabilization, and disposal of certain radioactive, hazardous, and mixed wastes. The Company is aware of competition from several large companies that have substantially greater financial and technical resources and numerous other smaller companies. Any of such companies may possess or develop alternate technologies superior to those of the Company. The predominant waste treatment and disposal methods include direct landfill disposal, on-site containment/processing, and incineration, or other thermal treatment methods. Competition is based primarily on cost, regulatory, and permit restrictions, technical performance, dependability, and environmental integrity. The Company believes that it will be able to compete favorably on the basis of these factors. The Company also believes that it has several competitive advantages over its competitors, including its proprietary waste treatment technologies, its comprehensive approach to waste treatment, demonstrated commercial success of its technologies, reputation for providing quality service to its customers, and its low-level radioactive waste disposal landfill site.

Research and Development Activities

        The Company does not conduct or fund its own research and development activities. In connection with various Company contracts or subcontracts, The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL") conducts research and development under fixed price and cost reimbursable contracts. Under these contracts, the research is supervised by Drs. Macedo and Litovitz and all inventions and discoveries are owned by them and licensed to the Company under an exclusive license agreement.

        For waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company reimburses the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution, therefore it does not include fees or percentage profits in its cost estimates.

Patents and Other Intellectual Property Rights

        The Company owns a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing, and handling of radioactive and hazardous waste materials that are necessary for its business. Specifically, the issued and active patents owned by the Company relate to steam reforming, vitrification, grouting, waste water treatment, metal decontamination, nuclear waste packaging and storage modules, ion-exchange materials and processes, heat exchangers, decontamination of materials and equipment, and assaying of materials that are used in its commercial waste processing operations. As a result of various acquisitions and internal technology development, the Company owns rights in 56 U.S. patents, 70 foreign patents, and 11 pending foreign patent applications. Pursuant to an agreement with Westinghouse Electric Corporation ("Westinghouse"), now Viacom, Inc., the Company has granted Westinghouse a non-exclusive royalty free license to practice the technologies covered by certain of the patents acquired by the Company. From time to time, the Company acquires or licenses technologies from third parties that complement its existing waste processing technologies. In February 2000, the Company entered into an exclusive license agreement in the radioactive field for the patents and intellectual property rights to the desorber technology from the inventor of this technology. The agreement provides for a royalty free right to the technology for a three-year period ending in February 2003, after which the Company could extend the right for an annual fee. In February 2003, the Company decided not to exercise the rights to the technology.

        The Company licenses the patents and intellectual property rights to its proprietary vitrification and ion-exchange technologies from the inventors of such technologies. Drs. Macedo and Litovitz, the inventors, license the patents and the proprietary rights to such technologies to the Company under an exclusive license agreement. The exclusive license agreement expires upon the expiration of the last patent covered by the license agreement, which is currently in the year 2019. The exclusive license agreement, which currently encompasses 13 U.S. patents, 15 foreign patents, and 1 pending foreign patent application, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the VSL or Drs. Macedo and Litovitz. The Catholic University of America has agreed that all patents and technologies developed at the VSL belong to Drs. Macedo and Litovitz and not to the University. In turn, Drs. Macedo and Litovitz exclusively license the vitrification and ion exchange technology rights and patents developed at the VSL to the Company.

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

        DURATEK®, ALPS®, CNSI®, and Chem-Nuclear® are some of the 18 registered trademarks held by the Company and DuraMelter™ is a common law trademark.

Employees

        As of December 31, 2002, the Company employed approximately 1,280 employees, of which approximately 84 are temporary field-assigned employees performing services for clients. The Company contracts with most of the field-assigned personnel on an as-needed basis and such personnel are not regular, full-time employees of the Company. The Company reduced its staff at its Bear Creek Operations facility by approximately 120 employees in 2002 in order to increase efficiency within its commercial processing group. To date, the Company has been successful in attracting and retaining qualified technical personnel and believes that its relations with its employees are good.

Financial Information About Geographic Areas

        The Company's revenues are substantially derived from domestic operations. Results of international operations are not significant.

Available Information

        The Company was incorporated in Delaware in 1982. The Company's principal executive offices are located at 10100 Old Columbia Road, Columbia, Maryland 21046. The Company's telephone number is (410) 312-5100 and its website address is www.Duratekinc.com. The Company makes its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports available on its website free of charge as soon as practicable after they are filed with the Securities and Exchange Commission.

Item 2. Properties

        The Company leases approximately 35,000 square feet of office space in Columbia, Maryland, which it uses as its administration and general corporate offices. The initial lease term expires on December 31, 2006. In addition, the Company leases approximately 23,000 square feet of office space in Columbia, South Carolina and approximately 15,000 square feet of office space in Lakewood, Colorado. Both of these lease terms expire on December 31, 2005.

        The Company owns real property assets, including approximately 50 acres of land in Oak Ridge, Tennessee, upon which the primary waste processing operations are located, an additional 50 acre parcel in Oak Ridge, Tennessee, at which additional waste processing operations are conducted and a 13.5 acre site in Memphis, Tennessee where large component projects are conducted.

        The Company also maintains the operating rights to the Barnwell disposal operation in Barnwell, South Carolina. This facility operates a commercial low-level radioactive waste disposal landfill site that is owned by the State of South Carolina, and leased to the Company under a long-term lease. The lease term expires on April 5, 2075.

Item 3. Legal Proceedings

        In May 2000, Toxgon Corporation ("Toxgon") filed a complaint for patent infringement against BNFL, Inc. ("BNFL") and the Company in the U.S. District Court for the Eastern District of Washington. In the complaint, Toxgon alleged, among other things, that BNFL and the Company infringed the claims of one of its U.S. patents. In August 2000, BNFL and the Company, in lieu of filing an answer, filed a motion to dismiss Toxgon's complaint for lack of subject matter jurisdiction. In September 2002, the District Court granted BNFL's and the Company's motion to dismiss.

        Toxgon filed a Notice of Appeal in the Ninth Circuit in October 2000. The issue on appeal was whether the District Court erred in dismissing the case for lack of subject matter jurisdiction. The Ninth Circuit transferred the case to the United States Court of Appeals for the Federal Circuit ("CAFC") in March 2002. In December 2002, the CAFC vacated the District Court's dismissal for lack of subject matter jurisdiction and remanded the action to the District Court for further proceedings. Toxgon filed an amended complaint in the District Court in November 2002, prior to the decision from the CAFC. The Company's answer to the amended complaint was filed on January 30, 2003. The Company believes that Toxgon's claims are frivolous and without merit.

        On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint, which the plaintiff opposed. In orders dated April 26, 2002, the District Court granted the motion to dismiss in its entirety and entered judgment in favor of the Company and the executive officers. On or about May 24, 2002, the plaintiff filed a notice of appeal. The appeal is currently pending in the United States Court of Appeals for the Fourth Circuit. The parties have completed their briefing and oral arguments are expected to be heard in May 2003.

        On December 2, 1999, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. ("MMT") and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation ("Westinghouse"), and SEG. The complaint alleges that the sale of Westinghouse's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The complaint purports to state four bankruptcy and five common law counts. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse's motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The Company did not submit any matters to a stockholder vote during the last quarter of the fiscal year ended December 31, 2002.

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "DRTK". The following table sets forth, for the periods indicated, the high and low sale prices of the Common Stock. The last reported sale price of the Common Stock on the NASDAQ National Market on March 17, 2003 was $8.05.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2002:
4th quarter	$9.71	$5.90
3rd quarter	7.50	5.31
2nd quarter	7.15	4.80
1st quarter	5.09	2.77
Year ended December 31, 2001:
4th quarter	$7.60	$3.91
3rd quarter	6.15	4.00
2nd quarter	5.15	2.50
1st quarter	8.00	2.63

        As of March 17, 2003, there were 1,562 holders of record of the Common Stock and the Company estimates that there were approximately 4,200 beneficial holders.

        The Company has never declared or paid a cash dividend on its Common Stock and was prohibited from paying dividends under its bank credit facility in 2001 and 2002. The Company may not pay dividends on any of the Common Stock unless the Company has paid all accumulated dividends on all of the outstanding shares of 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock"). As of December 31, 2002, the Company had accrued dividends of approximately $2.5 million on the outstanding shares of the Convertible Preferred Stock. On February 28, 2003, the Company's Bank Credit Facility (the "Facility") was amended. The amended Facility permits the Company to restart the payment of preferred dividends on the Company's Convertible Preferred Stock in 2003 and pay accrued dividends in 2004, subject to the satisfaction of certain conditions set forth in the amended Facility. The Company will pay dividends on the Convertible Preferred Stock out of funds legally available in accordance with the terms of the Convertible Preferred Stock, which require the payment of quarterly dividends of approximately $315,000 or $2.00 per share. The Company currently intends to retain earnings primarily for working capital and development of waste treatment technologies and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

Securities Authorized for Issuance Under Equity Compensation Plans

        The text and table under "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement are incorporated herein by reference.

Item 6. Selected Financial Data (in thousands, except per share amounts)

        The selected financial data set forth below should be read together with the information under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's consolidated financial statements and related notes included in this Form 10-K.

        The Company's statements of operations for the years ended December 31, 2002, 2001 and 2000 and balance sheet data as of December 31, 2002 and 2001 set forth below are derived from audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 1999 and 1998 and balance sheet data as of December 31, 2000, 1999 and 1998 are derived from audited consolidated financial statements of Duratek not included in this Form 10-K.

        Certain amounts for 2001, 2000, 1999 and 1998 have been reclassified to conform to the presentation for 2002. In the fourth quarter of 2002, the Company decided to reclassify costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues. The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

	Years Ended December 31,
	2002(2)	2001	2000(1)	1999(1)	1998
Statement of Operations Data:
Revenues	$291,536	$279,173	$228,542	$176,408	$160,313
Cost of revenues	229,134	237,454	203,470	141,543	136,162

Gross profit	62,402	41,719	25,072	34,865	24,151
Selling, general and administrative expenses	33,583	34,991	29,962	15,168	14,290
Charge for asset impairment	—	—	—	—	9,224

Income (loss) from operations	28,819	6,728	(4,890)	19,697	637
Interest expense, net	(5,452)	(10,443)	(8,867)	(2,297)	(545)
Other income (expense), net	219	28	(290)	—	—

Income (loss) before income taxes (benefit) and proportionate share of losses of joint ventures	23,586	(3,687)	(14,047)	17,400	92
Income taxes (benefit)	9,673	(729)	(5,083)	6,464	627

Income (loss) before proportionate share of losses of joint ventures	13,913	(2,958)	(8,964)	10,936	(535)
Proportionate share of losses of joint ventures	(148)	(148)	(148)	(122)	(1,474)

Net income (loss) before cumulative effect of change in accounting principle	13,765	(3,106)	(9,112)	10,814	(2,009)
Cumulative effect of change in accounting principle	—	—	—	—	(420)

Net income (loss)	13,765	(3,106)	(9,112)	10,814	(2,429)
Preferred stock dividends and charges for accretion	(1,279)	(1,495)	(1,443)	(1,510)	(1,507)

Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)	$9,304	$(3,936)

Net income (loss) per share before cumulative effect of change in accounting principle:
Basic	$0.92	$(0.34)	$(0.79)	$0.70	$(0.27)

Diluted	$0.72	$(0.34)	$(0.79)	$0.55	$(0.27)

Net income (loss) per share:
Basic	$0.92	$(0.34)	$(0.79)	$0.70	$(0.30)

Diluted	$0.72	$(0.34)	$(0.79)	$0.55	$(0.30)

Basic weighted average common stock outstanding	13,504	13,449	13,432	13,351	13,137

Diluted weighted average common stock outstanding	19,110	13,449	13,432	20,323	13,137

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Working capital (deficiency)	$(16,540)	$(16,210)	$4,245	$20,587	$15,359
Total assets	254,132	272,649	298,700	157,320	134,245
Long-term debt and capital lease obligations	61,780	85,386	115,592	39,492	13,102
Redeemable convertible preferred stock	15,752	15,734	15,499	15,509	15,279
Stockholders' equity	59,862	46,884	51,085	60,729	55,022

(1)
The results of the operations from the WMNS acquisition in June 2000 and the Frank W. Hake Associates, LLC in June 1999 are included in the Company's results from the dates of acquisition.

(2)
Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company is no longer amortizing goodwill but rather testing such assets for impairment on annual basis. If the Company had been required to adopt the provisions of the pronouncement effective as of January 1, 1998, net income (loss) and diluted net income (loss) per share for the years ended December 31, 2001, 2000, 1999, and 1998 would have been $(2.9) million and $(0.21), $(9.3) million and $(0.69), $11.6 million and $0.57 and $(3.6) million and $(0.27), respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto that follow in this Form 10-K. In the fourth quarter of 2002, the Company decided to reclassify costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues. The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

Overview

        Duratek, Inc., together with its wholly owned subsidiaries (the "Company" or "Duratek"), provides safe, secure radioactive materials disposition and nuclear facility operations for commercial and government customers. The Company's operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

        The Company's Federal Services operations primarily provide on-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the United States Department of Energy ("DOE") and other governmental entities. The Company's services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup. Revenues derived from the Company's Federal Services operations represented approximately 46.4%, 42.9%, and 32.5% of the Company's total revenues during 2002, 2001, and 2000, respectively.

        The Company's Commercial Services operations provide waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities. These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility decontamination and decommissioning ("D&D"). Revenues derived from Commercial Services operations represented approximately 22.3%, 25.7%, and 28.3% of the Company's total revenues during 2002, 2001, and 2000, respectively.

        The Company conducts its Commercial Processing and Disposal operations at its three Tennessee locations: the Bear Creek Operations Facility in Oak Ridge, the Company's facility in Memphis, and the Gallaher Road Operations Facility in Kingston. The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility ("DCSF") and the Barnwell Low-Level Radioactive Waste Management Disposal Facility. The technologies used at the Tennessee based processing operations include incineration, compaction, metal decontamination and recycling, and Green is Clean. Revenues derived from the Company's Commercial Processing and Disposal operations represented approximately 31.3%, 31.4%, and 39.2% of the Company's total revenues in 2002, 2001, and 2000, respectively.

        The Company incurred a substantial operating loss in 2000 primarily as a result of operational problems experienced at the Company's Bear Creek Facility and the Company's Memphis facility during the fourth quarter of 2000. The operational problems at these facilities and related losses on two significant contracts also adversely affected the Company's results for 2001, particularly in the first and fourth quarters of the year. The 2001 results included a $1.0 million provision for loss on a large component project and a $3.6 million accrual for costs associated with various high radiation customer waste. The Company's management has aggressively addressed these operational issues. Among other things, the Company has strengthened management resources and reporting, implemented personnel changes, modified waste processing, storage, transportation and burial methods, and improved cost accounting systems utilized at its commercial waste processing facilities. While management believes that these efforts were effective in 2002 and will prevent reoccurrence of the events that led to losses in its commercial waste processing operations in 2000 and 2001, no assurance can be given that some or all of the factors that led to these losses might not have a material adverse effect on future results of operations.

        The Company's future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company's commercial waste processing operations pursuant to these contracts and the timing and scope of DOE waste treatment projects.

        In June 2000, the Company acquired the nuclear services business of Waste Management, Inc. which business is referred to as WMNS. The acquisition was accounted for under the purchase method of accounting.

Critical Accounting Policies

        The Company's accounting policies are described in Note 2 of Notes to Consolidated Financial Statements in Item 8. Management's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to cost to complete long-term contracts, the cost to D&D facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

        Critical accounting policies are those that are both important to the presentation of the Company's financial condition and results of operations and require management's most difficult, complex, or subjective judgments. The Company's most critical accounting policies, which relate to revenue recognition, D&D liabilities, and recoverability of long-lived assets including goodwill, are discussed below.

Revenue Recognition

Commercial Waste Processing

        The commercial waste processing operations have short-term and long-term contracts with commercial companies to provide waste processing services. The Company's services are primarily provided under fixed-unit price contracts. Under the fixed-unit price contracts, revenue is recognized as waste is processed. The Company records the associated costs with out-bound transportation, burial, and secondary waste processing as the related waste is processed. The Company's fixed-unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time of waste processing.

Contract Revenue and Cost Recognition

        The Federal Services and Commercial Services operations have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. The Company's services are provided under time-and-materials, cost-plus-fixed-fee and fixed-price contracts. Under time-and-materials contracts the Company records revenues based on hours incurred at agreed upon contractual rates. For cost-plus-fixed-fee contracts the Company records revenue based upon costs incurred and a proportionate amount of the fixed-fee or percentage stipulated in the contract. For fixed-price contracts, the Company recognizes revenue based upon applying the ratio of current cumulative costs incurred to total estimated cost at completion. The Company considers the nature of the work involved in determining whether such measures are appropriate. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as costs and estimated earnings in excess of billings on uncompleted contracts, a current asset, or unearned revenues, a current liability. Contracts typically provide for billing of costs incurred and estimated earnings on a monthly or quarterly basis. The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications. The Company receives award fees on certain Federal government contracts which are accrued when estimable and collection is reasonably assured. Provisions for estimated losses on individual contracts are made in the period in which the loss was identified. Contract acquisition costs are expensed as incurred.

        Any estimation process, including that used in preparing contract estimates, involves inherent risk. The Company reduces the inherent risk relating to revenue and cost estimates through corporate policy, approval and monitoring processes, which includes a detailed monthly review and status report to management of all significant contracts with such risk.

D&D Liabilities

        The Company has responsibility related to the cost to D&D the facilities and equipment in Tennessee and South Carolina and equipment used at customer sites in the Commercial Services operations. Such costs will generally be paid upon closure of such facilities or disposal of such equipment. (See Note 9 of Notes to Consolidated Financial Statements).

        Similarly, under its license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act, the Company will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. The Company has recorded accruals related to these D&D liabilities.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation ("ARO") as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company is also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003, as required, and recognized the following changes to the Company's consolidated financial statements: increase property, plant and equipment by $5.6 million and increase facility and equipment D&D liabilities by $9.5 million. The pre-tax difference of $3.9 million ($2.4 million after tax) was recognized as a cumulative effect of a change in accounting principle in the Company's first quarter results.

        Management updates its closure and remediation cost estimates for D&D on an annual basis. These estimates are based on current technology, regulations, and burial rates. Management is unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Changes in these factors could have a material impact on these estimates.

Recoverability of Long-Lived Assets, Including Goodwill

        The Company has made significant business acquisitions for which it has recorded the fair value of long-lived assets acquired and related goodwill and other intangible assets. The Company reviews long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying value of such assets may not be recoverable.

        The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, on January 1, 2002. Under the provisions of SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives and reviewed for impairment in accordance with the SFAS No. 144. As of December 31, 2002, the Company had $70.8 million of goodwill and $5.7 million of intangible assets with estimable useful lives on its consolidated balance sheet. The Company does not have any other intangible assets with indefinite useful lives.

        In connection with SFAS No. 142's transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill was impaired on the date of adoption. The Company was required to identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including existing goodwill and intangible assets, to those reporting units. The carrying amount of each reporting unit was then compared with the determined fair value of each reporting unit. For each reporting unit, the determined fair value exceeded the carrying value and the second step of the impairment test was not required. The Company will test its goodwill for impairment annually, or more frequently if events and circumstances indicate an impairment, under the provisions of SFAS No. 142.

        In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value.

Results of Operations

        The table below sets forth certain consolidated statement of operations information as a percentage of revenues for the years ended December 31, 2002, 2001, and 2000. Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002. In the fourth quarter of 2002, the Company decided to reclassify costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues. The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

(in thousands)	2002	2001	2000
Revenues	$291,536	$279,173	$228,542
Cost of revenues	229,134	237,454	203,470

Gross profit	62,402	41,719	25,072
Percent of revenues	21.4%	14.9%	11.0%
Selling, general and administrative expenses	33,583	34,991	29,962
Percent of revenues	11.5%	12.5%	13.1%

Income (loss) from operations	28,819	6,728	(4,890)
Percent of revenues	9.9%	2.4%	-2.1%
Interest expense, net	(5,452)	(10,443)	(8,867)
Other income (expense), net	219	28	(290)
Income taxes (benefit)	9,673	(729)	(5,083)
Proportionate share of losses of joint ventures	(148)	(148)	(148)

Net income (loss)	13,765	(3,106)	(9,112)
Preferred stock dividends and charges for accretion	(1,279)	(1,495)	(1,443)

Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)

        As previously indicated, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is tested for impairment at least annually. During 2002, the Company tested its goodwill as required by SFAS No. 142 and concluded that no impairment charge was required. If the provisions of SFAS No. 142 were in effect in 2001 and 2000, the Company's net loss would have been $2.9 million and $9.3 million, respectively.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001.

        Revenues increased by $12.3 million, or 4.4%, from $279.2 million in 2001 to $291.5 million in 2002. The increase in revenues is comprised of revenue increases of $15.3 million in Federal Services and $3.5 million in Commercial Processing and Disposal, offset by a revenue decrease of $6.5 million in Commercial Services. The increase in Federal Services revenues is primarily due to $17.3 million relating to increased work scope and the award of new work primarily relating to the K25/K27 Gaseous Diffusion Plant in Oak Ridge, Tennessee, the waste removal operations at the Hanford 100 area, work performed on the Hanford River Protection Program ("RPP") Vitrification projects, operation of a waste disposal facility at Hanford, Washington, and increased waste shipments at the Los Alamos National Laboratories. In addition, incremental revenues of $2.1 million were recognized in 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado. Partially offsetting these increases was a decrease of $4.4 million relating to revenues recognized in 2001 from the sale of limited rights to the Company's vitrification technology.

        Commercial Services revenues decreased by $6.5 million in 2002 due to the sale in April 2001of the technical support services business and by $3.4 million in the radiological engineering services business due to the completion of a large contract in 2001 relating to non-utility clean up and emergency response. Partially offsetting these decreases was an increase in revenues of $3.3 million from the site D&D business due to an increase in the volume of work on an existing contract.

        The increase in Commercial Processing and Disposal revenues was primarily the result of a $7.1 million increase in revenues from a large component project in Memphis and $1.6 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell operating rights as a reimbursable allowable cost. The incremental revenues recognized during 2002 include an adjustment to record revenue for the reimbursement of this amortization expense since July 1, 2000, the date that the decision by the South Carolina Public Service Commission went into effect. Partially offsetting these increases were a $3.8 million decrease in revenues from the commercial processing operations in Tennessee, primarily due to a change in the processed waste mix and lower processing volume, and a $1.4 million decrease in revenues from the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002.

        Gross profit increased by $20.7 million, or 49.6%, from $41.7 million in 2001 to $62.4 million in 2002. As a percentage of revenues, gross profit increased from 14.9% in 2001 to 21.4% in 2002. Gross profit from Federal Services increased by $0.2 million, or 0.6%, from $25.6 million in 2001 to $25.8 million in 2002. This increase is primarily attributable to the increase in revenues, offset by the gain in 2001 of $4.2 million on the sale of limited rights to the Company's vitrification technology.

        Gross profit from Commercial Services decreased by $1.0 million, or 5.5%, from $18.3 million in 2001 to $17.3 million in 2002. This decrease in gross profit was primarily due to the decrease in revenues from the radiological engineering services business, from the technical support services business that was sold in April 2001, and the completion of a large contract in 2001 relating to non-utility clean up and emergency response, partially offset by an increase in gross profit from the site D&D business.

        Gross profit from Commercial Processing and Disposal increased by $21.5 million, from a negative gross profit of $2.1 million in 2001 to gross profit of $19.4 million in 2002. This increase was primarily due to a decrease in labor expense as a result of a reduction in the work force, losses recognized in 2001 on two significant contracts, a decrease in transportation expense due to the increased use of rail transportation, lower material expense, a more favorable mix of waste than previously estimated on a significant high radiation project completed in 2002, and lower burial expense relating to the commercial processing operations. In addition, the $1.6 million in revenues recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase.

        Selling, general and administrative expenses decreased by $1.4 million, or 4.0%, from $35.0 million in 2001 to $33.6 million in 2002. As a percentage of revenues, selling, general and administrative expenses decreased from 12.5% in 2001 to 11.5% in 2002. The decrease in selling, general and administrative expenses is primarily attributable to a reduction in marketing expense, partially offset by higher personnel related expenses.

        Interest expense, net of interest income, decreased by $5.0 million from $10.4 million in 2001 to $5.5 million in 2002. The decrease was the result of the lower average borrowings and lower interest rates.

        During 2002, the Company incurred income tax expense of $9.7 million, compared to an income tax benefit of $0.7 million in 2001 as a result of the Company's 2001 operating loss. The Company's effective tax rate for 2001 was a benefit of 19.8% compared with an expense of 41.0% in 2002.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000.

        Revenues increased by $50.6 million, or 22.2%, from $228.5 million in 2000 to $279.2 million in 2001. The increase in revenues is comprised of revenue increases of $45.3 million in Federal Services and $6.8 million in Commercial Services, offset by a revenue decrease of $1.8 million in Commercial Processing and Disposal. The increase in revenues from Federal Services is primarily the result of an increase of $34.3 million in revenues from the federal services business of WMNS, which was acquired in June 2000, and an increase of $8.9 million from the Hanford River Protection Project.

        The increase in revenues from Commercial Services is primarily the result of an increase in revenues of $21.2 million from environmental consulting and D&D services, partially offset by a $11.8 million decrease in revenues from the sale of the staff augmentation business and a $3.4 million decrease in revenues from the sale of the computer consulting services business. The staff augmentation business, which had revenues of $6.4 million and $18.2 million in 2001 and 2000, respectively, was sold in June 2001 for an amount approximating book value. The computer consulting services business, which had revenues of $3.4 million in 2000, was sold in November 2000.

        The decrease in revenues from Commercial Processing and Disposal is the result of a $4.7 million decrease in revenues from commercial processing services at the Company's processing facilities located in Tennessee (which includes the Bear Creek and Memphis facilities) and a $1.9 million loss reserve recognized in 2001 on a significant contract, offset by a $4.4 million increase in revenues from the Barnwell low-level radioactive waste disposal facility, to which the Company acquired the operating rights as part of the WMNS acquisition.

        Gross profit increased by $16.6 million, or 66.4%, from $25.1 million in 2000 to $41.7 million in 2001. As a percentage of revenues, gross profit increased from 11.0% in 2000 to 14.9% in 2001. The increase in gross profit percentage was the result of operational problems at the Company's Bear Creek and Memphis facilities in 2000 that were not as significant in 2001, together with the positive effects of the sale of limited rights to the Company's vitrification technology. The increase in the amount of gross profit is comprised of an increase of $11.1 million in Federal Services and an increase of $10.2 million in Commercial Services, which was partially offset by a decrease of $4.7 million in Commercial Processing and Disposal.

        The $11.1 million increase in Federal Services gross profit is primarily the result of a $4.3 million increase from the federal services business acquired from WMNS and a $4.2 million increase from the sale of limited rights to the Company's vitrification technology.

        Commercial Services gross profit increased by $10.2 million in 2001 compared to 2000. The increase is related to an increase in environmental consulting, and D&D services.

        Commercial Processing and Disposal gross profit decreased by $4.7 million in 2001 compared to 2000. The decrease in gross profit is primarily related to a $4.8 million decrease in gross profit from the Memphis facility a $1.7 million decrease in gross profit from the recognition of a loss on a large component steam generator project, and a $0.9 million relating to the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation and Services Facility, partially offset by an increase in gross profit of $2.7 million from the Bear Creek Facility. In 2001, the Company's Management had begun to aggressively address the operational problem experiences at the Company's Tennessee processing facility in 2000. Despite these efforts, the gross profit at the Tennessee processing facilities was negatively affected in 2000 and 2001 due to a series of operational issues, including delays in implementing new waste processing strategies and increased labor, transportation and burial costs, and related losses recognized in 2001 on two significant contracts. Included in the 2001 results are accruals of $3.6 million for processing, transportation and disposal of various high radiation customer waste. These accruals are included in waste processing and disposal liabilities in the Company's consolidated balance sheets.

        Selling, general and administrative expenses increased by $5.0 million, or 16.8%, from $30.0 million in 2000 to $35.0 million in 2001. As a percentage of revenues, selling, general and administrative expenses decreased from 13.1% in 2000 to 12.5% in 2001. Selling, general and administrative expenses incurred by WMNS in 2001 were approximately $11.2 million compared to $7.3 million in 2000. The remaining increase in selling, general and administrative expenses is primarily due to activities supporting higher revenues.

        Interest expense, net, increased by $1.6 million from 2000 to 2001. The increase was the result of increased borrowings to fund working capital needs and the acquisition of WMNS together with higher borrowing rates as a result of amendments to the Company's credit facility.

        During 2001, the Company recognized an income tax benefit of $0.7 million as a result of the Company's operating loss. As of December 31, 2001, the Company had a net operating loss carryforward of approximately $12.1 million for Federal tax purposes. The Company's effective tax rate for 2001 was a benefit of 19.8% compared with a benefit of 36.2% in 2000. The effective tax rate for 2001 was significantly less than 2000 due to the non-deductibility of goodwill, primarily associated with the 2000 WMNS acquisition.

Liquidity and Capital Resources

        During 2002, the Company's operating activities provided net cash of $37.1 million. The net cash provided by operating activities in 2002 was primarily generated by $25.6 million in income from operations before depreciation and amortization and the reduction in the investment in working capital of $11.5 million. During 2001 and 2000, the Company's operating activities provided net cash of $13.3 million and $8.0 million, respectively. The net cash provided by operating activities in 2001 was primarily generated by $11.3 million in income from operations before depreciation and amortization and the reduction in the investment in working capital of $4.5 million. The net cash provided by operating activities in 2000 was primarily generated from operations of the Barnwell low-level radioactive disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed to with the State. On an annual basis, following the State's year-end of June 30, the Company remits amounts billed to customers and collected of the waste disposal site less the amount earned by the Company as revenue for operating the site during such fiscal year (see Note 2 of Notes to Consolidated Financial Statements).

        During 2002, the Company used $2.8 million in net cash for investing activities consisting primarily of $2.6 million for purchases of property and equipment. During 2001, the Company used $2.4 million in net cash for investing activities consisting primarily of purchases of property and equipment of $4.2 million. During 2000, the Company used net cash of $76.1 million for investing activities, including $68.7 million in the acquisition of WMNS and $14.9 million for purchases of property and equipment, which were partially offset by the net proceeds received by the Company from the sale of DuraTherm of $7.6 million in February 2000.

        Net cash provided by operating activities in 2002 were used principally to repay borrowings under the Company's revolving credit facility and to pay down long-term debt. Under the terms of the June 8, 2000 purchase agreement between the Company and WMI, WMI provided short-term project financing at a fixed rate of 9.0% to the Company for the design and construction phase of a project, which was completed in March 2002. In 2002, the Company repaid all of the borrowings, plus accrued interest, with cash generated from the project.

        Net cash provided by operating activities in 2001 were used principally to repay borrowings under the Company's revolving credit facility and pay down long-term debt. During 2000, net cash used in investing activities were funded with $8.0 million provided by operating activities and $68.5 million from financing activities, principally from borrowings under the Company's revolving credit facility and long-term debt.

        At December 31, 2002, the Company's amended credit facility consisted of a five year $40.0 million revolving line of credit (which included temporary limits from $15.0 million to $35.0 million to meet certain working capital requirements of the Company), a five year $50.0 million term loan, and a six and one-half year $40.0 million term loan. The term loans must be repaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or, at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.75% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricted the payment of dividends on the Company's common stock and preferred stock and the Company's ability to make acquisitions. At December 31, 2002, the Company had accrued dividends of $2.5 million on its outstanding convertible redeemable preferred stock, which are included in other noncurrent liabilities on the consolidated balance sheets.

        As of December 31, 2002, the Company had no outstanding borrowings under its revolving line of credit facility, $22.4 million of five year term loans bearing interest at LIBOR plus 3.25% (4.65%) and $38.8 million of six and one-half year term loans bearing interest at LIBOR plus 3.75% (5.15%).

        In accordance with the terms of the March 2002 amendment to the Company's bank credit agreement, the amount of available borrowings under the revolving line of credit after February 28, 2003 would be determined by the Company's lenders. On February 28, 2003, the bank credit agreement was amended to reset the amount of available borrowings under the revolving line of credit as well as to adjust certain covenants. Such covenants included several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly, or annual basis. The amendment required a fee of approximately $115,000 and the payment of certain other fees and expenses. Under the amendment, the Company has no temporary limits under the $40.0 million revolving line of credit. In addition, the amended facility permits the Company to restart the payment of dividends on the Company's 8% Cumulative Convertible Redeemable Preferred Stock (the "Convertible Preferred Stock") in 2003, pay accrued dividends on the convertible redeemable preferred stock in 2004, and make permitted acquisitions, subject to the satisfaction of certain conditions set forth in the amended credit agreement. At March 1, 2003, after giving effect to this amendment, $34.4 million of additional borrowings were available under the revolving credit portion of the credit facility.

        The following table summarizes the Company's contractual cash obligations as of December 31, 2002 (in 000's):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$10,400	$36,566	$14,183	$—	$61,149
Capital leases	349	286	59	—	694
Operating leases	3,348	4,600	920	1	8,869
Convertible preferred stock dividends	1,260	2,520	—	—	3,780

        The Company has issued and outstanding 157,525 shares of Convertible Preferred Stock that is initially convertible into the Company's common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on February 5, 2004 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Convertible Preferred Stock.

        The Company believes that cash flows from operations, cash resources at December 31, 2002 and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend payments of approximately $315,000 for at least the next twelve months.

New Accounting Pronouncements

        In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 addresses the accounting, for contractual arrangements in which multiple revenue-generating activities are performed. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 is effective for the Company for contracts executed after June 30, 2003. The Company is in the process of determining the impact that EITF 00-21 will have on its consolidated financial statements.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements were effective for 2002 and are included in the notes to the consolidated financial statements that follow this Form 10-K.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to the consolidated financial statements that follow in this Form 10-K.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51. This Interpretation addresses the consolidation by enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

        The Company's major market risk relates to changing interest rates. At December 31, 2002, the Company had floating rate debt outstanding under its bank credit facility of $22.4 million bearing interest at LIBOR plus 3.25% (4.65%), and $38.8 million bearing interest at LIBOR plus 3.75% (5.15%). Average outstanding borrowings under the bank credit facility were $71.6 million during 2002. The Company currently has not entered into any derivative instruments to hedge its exposure to changing interest rates but may do so in the future. In addition, the Company does not have any foreign currency or commodity risk.

Item 8. Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES

Independent Auditors' Report

The Board of Directors and Stockholders
Duratek, Inc.:

We have audited the consolidated financial statements of Duratek, Inc. and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Baltimore, Maryland
February 28, 2003

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2002 and 2001
(in thousands of dollars, except per share amounts)

	2002	2001
Assets
Current assets:
Cash	$2,323	$441
Accounts receivable, less allowance for doubtful accounts of $2,694 in 2002 and $1,791 in 2001	48,420	48,034
Income taxes recoverable	1,140	—
Cost and estimated earnings in excess of billings on uncompleted contracts	12,828	25,539
Prepaid expenses and other current assets	7,915	7,135
Deferred income taxes	2,168	6,080

Total current assets	74,794	87,229
Property, plant and equipment, net	69,287	75,883
Goodwill	70,797	70,797
Other intangible assets	5,675	7,936
Decontamination and decommissioning trust fund	19,693	18,640
Retainage	4,969	4,236
Other assets	8,917	7,928

Total assets	$254,132	$272,649

Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Short-term borrowings	—	7,763
Accounts payable	13,911	21,150
Accrued expenses and other current liabilities	43,615	39,477
Unearned revenues	13,472	10,488
Waste processing and disposal liabilities	9,936	14,161

Total current liabilities	91,334	103,439
Long-term debt, less current portion	50,749	73,900
Facility and equipment decontamination and decommissioning liabilities	29,314	27,362
Other noncurrent liabilities	4,472	3,807
Deferred income taxes	2,649	1,523

Total liabilities	178,518	210,031

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 157,525 shares issued and outstanding (liquidation value $18,273)	15,752	15,734

Stockholders' equity:
Preferred stock—$0.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock—$0.01 par value; authorized 35,000,000 shares; issued 15,142,419 shares in 2002 and 15,070,879 shares in 2001	151	150
Capital in excess of par value	77,715	77,240
Accumulated deficit	(8,108)	(20,594)
Treasury stock at cost, 1,612,376 shares in 2002 and 1,576,658 shares in 2001	(9,577)	(9,275)
Deferred compensation	(319)	(637)

Total stockholders' equity	59,862	46,884

Commitments and contingencies (notes 6 and 18)

Toal liabilities and stockholders' equity	$254,132	$272,649

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars, except per share amounts)

	2002	2001	2000
Revenues	$291,536	$279,173	$228,542
Cost of revenues	229,134	237,454	203,470

Gross profit	62,402	41,719	25,072
Selling, general and administrative expenses	33,583	34,991	29,962

Income (loss) from operations	28,819	6,728	(4,890)
Interest expense, net	(5,452)	(10,443)	(8,867)
Other income (expense), net	219	28	(290)

Income (loss) before income taxes (benefit) and proportionate share of losses of joint ventures	23,586	(3,687)	(14,047)
Income taxes (benefit)	9,673	(729)	(5,083)

Income (loss) before proportionate share of losses of joint ventures	13,913	(2,958)	(8,964)
Proportionate share of losses of joint ventures	(148)	(148)	(148)

Net income (loss)	13,765	(3,106)	(9,112)
Preferred stock dividends and charges for accretion	(1,279)	(1,495)	(1,443)

Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)

Net income (loss) per share:
Basic	$0.92	$(0.34)	$(0.79)

Diluted	$0.72	$(0.34)	$(0.79)

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars)

	Common stock
			Capital in excess of par value	Accumulated deficit	Treasury stock	Deferred stock compensation	Total stockholders' equity
	Shares	Amount
Balance, December 31, 1999	14,899,019	$149	$75,206	$(5,438)	$(9,188)	$—	$60,729
Net loss	—	—	—	(9,112)	—	—	(9,112)
Deferred stock compensation	—	—	1,592	—	—	(1,592)	—
Amortization of deferred stock compensation	—	—	—	—	—	637	637
Exercise of options	875	—	5	—	—	—	5
Conversion of preferred stock	82,500	1	247	—	—	—	248
Other issuances of common stock	10,311	—	84	—	—	—	84
Treasury stock purchases	—	—	—	—	(63)	—	(63)
Preferred stock dividend and charges for accretion	—	—	—	(1,443)	—	—	(1,443)

Balance, December 31, 2000	14,992,705	150	77,134	(15,993)	(9,251)	(955)	51,085
Net loss	—	—	—	(3,106)	—	—	(3,106)
Amortization of deferred stock compensation	—	—	—	—	—	318	318
Exercise of options	12,500	—	70	—	—	—	70
Other issuances of common stock	65,674	—	321	—	—	—	321
Adjustments related to stock option excercises	—	—	(285)	—	—	—	(285)
Treasury stock purchases	—	—	—	—	(24)	—	(24)
Preferred stock dividend and charges for accretion	—	—	—	(1,495)	—	—	(1,495)

Balance, December 31, 2001	15,070,879	150	77,240	(20,594)	(9,275)	(637)	46,884
Net income	—	—	—	13,765	—	—	13,765
Amortization of deferred stock compensation	—	—	—	—	—	318	318
Exercise of options	57,411	1	329	—	—	—	330
Other issuances of common stock	14,129	—	83	—	—	—	83
Income tax benefit from exercise of non-qualified stock options	—	—	63	—	—	—	63
Treasury stock purchases	—	—	—	—	(302)	—	(302)
Preferred stock dividend and charges for accretion	—	—	—	(1,279)	—	—	(1,279)

Balance, December 31, 2002	15,142,419	$151	$77,715	$(8,108)	$(9,577)	$(319)	$59,862

See accompanying notes to consolidated financial statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2002, 2001 and 2000
(in thousands of dollars)

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$13,765	$(3,106)	$(9,112)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,850	14,428	9,152
Deferred income taxes	5,038	36	(4,195)
Allowance for doubtful accounts	458	981	5,100
Stock compensation expense	318	318	721
Proportionate share of losses of joint venture	148	148	148
Income tax benefit from exercise of non-qualified stock options	63	—	—
Accrued interest on convertible debenture	—	179	630
Gain on settlement, net of settlement expenses	—	(4,182)	—
Loss on disposal of assets, net	—	—	290
Changes in operating items, net of effects from businesses acquired in 2000:
Accounts receivables	(844)	(374)	(11,895)
Income taxes recoverable	(1,140)	6,516	(6,516)
Costs and estimated earnings in excess of billings on uncompleted contracts	12,711	(1,103)	(166)
Prepaid expenses and other current assets	(695)	2,998	(2,755)
Accounts payable, and accrued expenses and other current liabilities	(3,215)	(2,752)	15,912
Unearned revenues	2,984	(2,254)	3,534
Waste processing and disposal liabilities	(4,226)	2,267	5,279
Facility and equipment decontamination and decommissioning liabilities	900	171	1,617
Other	(994)	(946)	231

Net cash provided by operating activities	37,121	13,325	7,975

Cash flows from investing activities:
Additions to property, plant and equipment	(2,649)	(4,211)	(14,904)
Acquisitions of businesses, net of cash acquired	—	—	(68,710)
Proceeds from sale of DuraTherm, Inc, net of transaction costs	—	—	7,624
Advances to employees, net	(85)	79	(105)
Other	(79)	1,711	10

Net cash used in investing activities	(2,813)	(2,421)	(76,085)

Cash flows from financing activities:
Net proceeds from (repayments of) borrowings under revolving credit facility	(12,500)	(6,000)	9,500
Net proceeds from (repayments of) short-term borrowings	(7,763)	7,763	—
Proceeds from long-term debt	—	—	90,000
Repayments of long-term debt	(10,651)	(10,400)	(25,000)
Repayments of capital lease obligations	(442)	(790)	(1,464)
Preferred stock dividends paid	—	(267)	(1,206)
Proceeds from issuance of common stock	330	70	5
Treasury stock purchases	(302)	(24)	(63)
Deferred financing costs	(1,098)	(1,246)	(3,291)

Net cash provided by (used in) financing activities	(32,426)	(10,894)	68,481

Net increase in cash	1,882	10	371
Cash, beginning of year	441	431	60

Cash, end of year	$2,323	$441	$431

Supplemental disclosure of non-cash financing activities:
During 2001, in connection with a non-cash settlement of $9,974 of accounts receivable, the Company's $10,000 convertible debenture and $3,508 of related accrued interest were cancelled.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002, 2001, and 2000
(in thousands of dollars, except per share amounts)

(1)  Description of Business

        Duratek, Inc., together with its wholly owned subsidiaries (the "Company" or "Duratek"), provides safe, secure radioactive materials disposition and nuclear facility operations for commercial customers and government contractors. The Company possesses the capabilities, technologies, assets, facilities, and qualified personnel necessary to provide a full array of radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposition. The Company operates through its five licensed commercial facilities and on-site at customer premises. The Company's 1,000-plus project managers and technical personnel strive to implement the optimal technology to meet each customer's needs. The Company's capabilities include both proprietary and other proven technologies, including over 120 Company owned patents, that can be used independently or in tandem to safely manage and process customers' radioactive material for long-term disposition.

(2)  Summary of Significant Accounting Policies

  (a) Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Investments in joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

  (b) Accounts Receivable

          Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company determines the allowance based on historical experience and review of specific accounts. Account balances are written off against the allowance after all means of collection have been exhausted and recovery is considered remote.

  (c) Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenue and Retainage

          Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly or quarterly basis. Retainage represents contractual amounts held in lieu of posting performance bonds and will be collected either upon meeting a predetermined milestone or upon completion of the contract. As of December 31, 2002 and 2001, retainage was $7,168 and $4,236, respectively, of which $2,199 as of the December 31, 2002 will be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.

  (d) Property, Plant and Equipment

          Property, plant, and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments.

          Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful lives are: buildings 30 to 45 years, machinery and equipment 5 to 12 years, and furniture and fixtures 7 years. Equipment held under capital leases and leasehold improvements are amortized under the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant, and equipment for the years ended December 31, 2002, 2001 and 2000 was $8,929, $9,235 and $6,436, respectively. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

  (e) Impairment of Property and Purchased Intangibles

          In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset.

  (f) Goodwill and Other Intangible Assets

          Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144.

          Goodwill is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value.

          Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation (see note 5).

  (g) Revenue Recognition

  Commercial Waste Processing

          The commercial waste processing operations have short-term and long-term contracts with commercial companies to provide waste processing services. The Company's services are primarily provided under fixed-unit price contracts. Under the fixed-unit price contracts, revenue is recognized as waste is processed. The Company records the associated costs with out-bound transportation, burial, and secondary waste processing as the related waste is processed. The Company's fixed-unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time of waste processing.

  Contract Revenue and Cost Recognition

          The Federal Services and Commercial Services operations have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. The Company's services are provided under time-and-materials, cost-plus-fixed-fee and fixed-price contracts. Under time-and-materials contracts the Company records revenues based on hours incurred at agreed upon contractual rates. For cost-plus-fixed-fee contracts the Company records revenue based upon costs incurred and a proportionate amount of the fixed-fee or percentage stipulated in the contract. For fixed-price contracts, the Company recognizes revenue based upon applying the ratio of current cumulative costs incurred to total estimated cost at completion. The Company considers the nature of the work involved in determining whether such measures are appropriate. Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract's term. The resulting difference is recognized as costs and estimated earnings in excess of billings on uncompleted contracts, a current asset, or unearned revenues, a current liability. Contracts typically provide for billing of costs incurred and estimated earnings on a monthly or quarterly basis. The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications. The Company receives award fees on certain Federal government contracts which are accrued when estimable and collection is reasonably assured. Provisions for estimated losses on individual contracts are made in the period in which the loss was identified. Contract acquisition costs are expensed as incurred.

          Any estimation process, including that used in preparing contract estimates involves inherent risk. The Company reduces the inherent risk relating to revenue and cost estimates through corporate policy, approval and monitoring processes.

  Disposal

          Revenues from the disposal operation, related to the Company's operating rights agreement with the State of South Carolina, are recognized as allowable costs are incurred plus 29% on certain of those allowable costs. Under the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the "Act"), the Company is reimbursed for allowable costs identified by the South Carolina Public Service Commission. The Act requires that the Company bill customers based on amounts agreed upon with the State. The difference between the amounts billed to its customers and collected and the amount earned by the Company as revenue under the Act is remitted to the State.

  (h) Income Taxes

          Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  (i) Stock Option Plan

          The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board ("FASB") Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	2002	2001	2000
Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)
Income impact of assumed conversions — preferred stock dividends and charges for accretion	1,279	—	—

Net income attributable to common stockholders assuming conversion	13,765	(4,601)	(10,555)
Add stock-based employee compensation expense included in reported net income, net of tax	31	31	64
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	1,048	984	905

Pro forma net income (loss)	$12,748	$(5,554)	$(11,396)

Pro forma net income (loss) per diluted common share	$0.67	$(0.41)	$(0.85)

          The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumption used for grants in 2002, 2001 and 2000:

	2002	2001	2000
Risk free interest rate	2.78-3.83%	5.5%	6.6%
Expected volatility	64%	64%	63%
Expected life	4 years	4 years	4 years
Contractual life	5 to 10 years	5 to 10 years	5 to 10 years
Expected dividend yield	0%	0%	0%
Fair value of options granted	$3.25	$3.06	$6.57

  (j) Fair Value of Financial Instruments

          The estimated fair value of financial instruments, including accounts receivable, accounts payable, and long-term debt, approximate carrying values.

  (k) New Accounting Pronouncements

          In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables("EITF 00-21"). EITF 00-21 addresses the accounting, for contractual arrangements in which multiple revenue-generating activities are performed. In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting). In other situations, some or all of the different deliverables are interrelated closely or there is not sufficient evidence of fair value to account separately for the different deliverables. EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. EITF 00-21 is effective for the Company for contracts executed after June 30, 2003. The Company is in the process of determining the impact that EITF 00-21 will have on its consolidated financial statements.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements are effective for 2002.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB No. 123. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for 2002 and are included in note 2(i).

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation addresses the consolidation by enterprises of variable interest entities as defined in the Interpretation. The application of this Interpretation is not expected to have a material effect on the Company's consolidated financial statements.

  (l) Research and Development

          The Company does not conduct or fund its own research and development activities. In connection with various Company contracts or subcontracts, The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. ("VSL") conducts research and development under fixed price and cost reimbursable contracts. Under these contracts all inventions and discoveries are owned by the research scientists of the VSL and licensed to the Company under an exclusive license agreement.

          For waste cleanup projects in which the VSL's technical services are utilized by the Company, the Company reimburses the VSL on a time and expense basis and includes the estimated cost for such services in its formal bid proposal. The VSL is a not-for-profit institution, therefore it does not include fees or percentage profits in its cost estimates.

  (m) Interest Expense, Net

          Interest expense presented in the Company's consolidated statement of operations is net of interest income. Interest income is not material to the results of the Company and therefore are not separately presented.

  (n) Use of Estimates

          The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by management include: (i) the amount of waste processing and disposal liabilities, (ii) the cost to decontaminate and decommission ("D&D") facilities and equipment, (iii) the cost to complete long-term contracts, (iv) recovery of long-lived assets, including goodwill, and (v) contingencies and litigation. Actual results could differ significantly from those estimates.

  (o) Reclassifications

          Certain amounts for 2001 and 2000 have been reclassified to conform to the presentation for 2002. In the fourth quarter of 2002, the Company decided to reclassify costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues. The corresponding amounts for all periods presented have been reclassified to conform to this presentation

(3)  Net Income (Loss) Per Share

        Basic net income (loss) per share is calculated by dividing net income (loss) attributed to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflect the potential dilution of stock options, convertible redeemable preferred stock, and restricted stock units that could share in the earnings of the Company. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 2002, 2001, and 2000 consist of the following:

	2002	2001	2000
Numerator:
Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)
Plus: Income impact of assumed conversions—preferred stock dividends and charges for accretion	1,279	—	—

Net income (loss) attributable to common stockholders assuming conversion	$13,765	$(4,601)	$(10,555)

Denominator:
Weighted-average shares outstanding	13,504	13,449	13,432

Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	260	—	—
Restricted stock	95	—	—
Convertible redeemable preferred stock	5,251	—	—

	5,606	—	—

Diluted weighted average common shares outstanding	19,110	13,449	13,432

Basic net income (loss) per share	$0.92	$(0.34)	$(0.79)

Diluted net income (loss) per share	$0.72	$(0.34)	$(0.79)

        The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share at December 31, 2002, 2001 and 2000 because the effect would have been anti-dilutive were, in thousands, 709, 6,483, and 6,812 shares, respectively.

(4)  Property, Plant and Equipment

        Property, plant and equipment at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Land and land improvements	$2,867	$2,816
Buildings	40,827	40,776
Machinery and equipment	54,689	54,793
Leasehold improvements, furniture and fixtures	4,987	5,885
Construction in progress	493	397

	103,863	104,667
Less accumulated depreciation and amortization	34,576	28,784

	$69,287	$75,883

        Machinery and equipment under capital leases was $1,899, with accumulated depreciation of $1,174, and $1,899, with accumulated depreciation of $895, as of December 31, 2002 and 2001, respectively.

(5)  Goodwill and Other Intangible Assets

        Under SFAS No. 142, the Company is no longer amortizing goodwill, rather goodwill is tested for impairment at least annually. During 2002, the Company tested its goodwill in accordance with the standard and concluded that no impairment charge was required.

        The following table reconciles previously reported net income (loss) as if the provisions of SFAS No. 142 were in effect in 2001 and 2000.

	2002	2001	2000
Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$(10,555)
Add back goodwill amortization, net of tax	—	1,722	1,305

Adjusted net income (loss) attributable to common stockholders	$12,486	$(2,879)	$(9,250)

Reported diluted net income (loss) per common share	$0.72	$(0.34)	$(0.79)

Adjusted diluted net income (loss) per common share	$0.72	$(0.21)	$(0.69)

        Other intangibles subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents. The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility. Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis. Other intangible assets, net of accumulated amortization as of December 31, 2002 and 2001 were $5,675 and $7,936, respectively. Aggregate amortization expense for 2002, 2001, and 2000 was $1,654, $3,593, and $2,473, respectively. Anticipated amortization expense for the next five years is $984 per year.

(6)  Long-Term Debt

        Long-term debt at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Bank Credit Facility:
Borrowings under revolving line of credit	$—	$12,500
Term loans	61,149	71,800

	61,149	84,300
Less: current portion of long-term debt	10,400	10,400

	$50,749	$73,900

        At December 31, 2002, the Company's Bank Credit Facility (the "facility") consisted of a five year $40,000 revolving line of credit (which included temporary limits from $15,000 to $35,000 to meet certain working capital requirements), a five year $50,000 term loan, and a six and one-half year $40,000 term loan. The term loans must be repaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement. Borrowings under the facility bear interest at LIBOR plus an applicable margin or, at the Company's option, the prime rate plus an applicable margin. The applicable margin is determined based on the Company's performance and can range from 2.75% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings. The facility requires the Company to maintain certain financial ratios and restricted the payment of dividends on the Company's common and preferred stock and the Company's ability to make acquisitions. At December 31, 2002, the Company had accrued dividends of $2,520 on its outstanding convertible redeemable preferred stock. The $40,000 revolving line of credit and the $50,000 term loan expires on June 8, 2005. The $40,000 term facility expires on December 8, 2006. The maturity dates may be accelerated based on certain conditions, as defined in the agreement.

        As of December 31, 2002, the Company had no outstanding borrowings under its revolving line of credit, $22,400 of five year term loans bearing interest at LIBOR plus 3.25% (4.65%) and $38,749 of six and one-half year term loans bearing interest at LIBOR plus 3.75% (5.15%). As of December 31, 2001, the Company had outstanding borrowings under its credit facility of $12,500 bearing interest at prime plus 3.0% (7.75%), $32,500 bearing interest at LIBOR plus 4.0% (5.91%) and $39,300 bearing interest at LIBOR plus 4.5% (6.41%).

        On February 28, 2003, the facility was amended to reset the amount of available borrowings under the revolving line of credit as well as to adjust certain covenants. Such covenants included several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly, or annual basis. Under the amendment, the Company has no temporary limits under the $40,000 revolving line of credit and allows the Company to restart the payment of dividends on the Company's convertible redeemable preferred stock in 2003, pay accrued dividends on the convertible redeemable preferred stock in 2004, and make permitted acquisitions, subject to the satisfaction of certain conditions set forth in the amendment. As of March 1, 2003, after giving effect to this amendment, $34,400 of additional borrowings were available under the revolving line of credit.

        Aggregate maturities of long-term debt as of December 31, 2002 are as follows:

2003	$10,400
2004	15,075
2005	21,491
2006	14,183

$61,149

        The Company paid interest of $4,230, $8,139, and $6,945 during the years ended December 31, 2002, 2001 and 2000, respectively.

(7)  Accrued Expenses and Other Current Liabilities

        Accrued expenses and other current liabilities at December 31, 2002 and 2001 consisted of the following:

	2002	2001
Salaries and related expenses	$10,501	$5,272
Amount due to the State of South Carolina	13,175	18,093
Contract costs—subcontractors	12,089	12,373
Other accrued expenses	7,850	3,739

	$43,615	$39,477

        The amount due to the State of South Carolina is payable by July 30 of the following year, pursuant to the provisions of the Act (see note 2(g)).

(8)  Waste Processing and Disposal Liabilities

        The Company's waste processing technologies create waste by products ("secondary waste"), which generally require further processing and disposal. The Company accrues the estimated costs of burial and transportation based on anticipated processing methods, characterization of the waste, and current disposal sites and rates. The ultimate cost of disposal will depend on the actual contamination of the waste, volume reduction, activity, and disposal density. At December 31, 2002 and 2001, the Company had accrued $4,491 and $5,262, respectively, related to secondary waste.

        In addition, the Company had accrued $5,445 and $8,899 for processed customer waste awaiting burial at December 31, 2002 and 2001, respectively, based on contractual rates, which are negotiated annually. The Company's accrual at December 31, 2001 included $3,652 for estimated costs to process and dispose of certain high radiation customer waste in excess of related contract revenue.

(9)  Facility and Equipment D&D

        The Company has responsibility related to the cost to D&D the facilities and equipment in Tennessee and South Carolina and equipment used at customer sites in the Commercial Services operations. Such costs will generally be paid upon closure of such facilities or disposal of such equipment.

        Similarly, the Company will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. The Company has recorded accruals related to these D&D liabilities as follows:

  (a) Tennessee Facilities

          Prior to the adoption of SFAS No. 143 on January 1, 2003, the Company had estimated the cost to D&D its commercial waste processing facilities and equipment in Tennessee to be approximately $21,177 and had been accruing such costs over 25 years, which is the facilities' estimated useful life.

          During the years ended December 31, 2002, 2001 and 2000, the Company recognized D&D expense of $553, $544, and $826, respectively. As of December 31, 2002 and 2001, the Company's liabilities for D&D were $7,613 and $7,263, respectively.

          The Company has purchased insurance to fund the Company's obligation to clean and remediate its Tennessee facilities upon closure. The Company is accounting for these insurance policies using deposit accounting, whereby a portion of the premiums paid are viewed as funding to cover the Company's obligation and is capitalized as a deposit asset. The remainder of the premium is being charged to earnings in the period in which the premiums are paid. As of December 31, 2002 and 2001, the deposit asset was $1,209 and $932, respectively, and is included in other assets in the consolidated balance sheets. Related insurance expense for the years ended December 31, 2002, 2001 and 2000 was $627, $439, and $386, respectively. In addition, in 2002, the Company was required to place $1,000 in escrow relating to the insurance policy for the Bear Creek Operations Facility.

  (b) Barnwell Low-Level Radioactive Waste Disposal Facility

          Effective July 6, 2000, the State of South Carolina passed into law the Act (see note 2(g)) that, in addition to the new rate-controlled structure, also establishes annual volume limits on waste that can be accepted at the site for disposal. The maximum annual volume declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. At the end of the eight-year period, the site will remain open for receipt of waste from only the three Atlantic Compact states (New Jersey, Connecticut, and South Carolina). The Company operates the site under a license granted by the State of South Carolina. In order to fund the site closure obligation, the State of South Carolina has required the Company to establish a trust fund to cover such costs. At December 31, 2002 and 2001, the trust fund held cash and securities of $19,693 and $18,640, respectively. Under the terms of the Act, the Company's obligation to D&D the Barnwell site is effectively limited to the amount in the trust fund. Accordingly, the Company has recorded a D&D liability for the same amount as the balance in the trust fund.

  (c) Other Buildings and Equipment

          The Company owns several buildings located in South Carolina and certain waste treatment equipment located at various commercial nuclear utilities throughout the United States that will require remediation at the end of their useful lives. The Company estimates the cost to remediate the buildings and equipment to be approximately $2,300. As of December 31, 2002 and 2001, the Company's D&D recorded liability was $2,008 and $1,813, respectively. The State of South Carolina has required the Company to post a letter of credit and surety bond with respect to the estimated remediation costs of $1,521 for the buildings.

        In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation ("ARO") as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The Company is also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003, as required, and recognized the following changes to the Company's consolidated financial statements: increase property, plant and equipment by $5,553 and increase facility and equipment D&D liabilities by $9,473. The pre-tax difference of $3,920 ($2,352 after tax) was recognized as a cumulative effect of a change in accounting principle in the Company's first quarter results.

        Management updates its D&D estimates on an annual basis. These estimates are based on current technology, regulations, and burial rates. Management is unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Changes in these factors could have a material impact on these estimates.

(10) 8% Cumulative Convertible Redeemable Preferred Stock

        In January 1995, the Company issued 160,000 shares of 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share (the "Convertible Preferred Stock") and an option (the "Carlyle Option") to purchase up to an additional 1,250,000 shares of the Company's common stock, at any time prior to January 24, 1999 for $3.75 per share to investment partnerships sponsored and controlled by The Carlyle Group ("Carlyle") for $16,000. During 1998, Carlyle exercised its option to purchase 1,206,809 shares of common stock for $4,526. The Convertible Preferred Stock is initially convertible into the Company's common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on February 5, 2004 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Convertible Preferred Stock. Subject to restrictions in the Bank Credit Facility, the Company is required to pay quarterly dividends on the Convertible Preferred Stock (see note 6). As of December 31, 2002 and 2001, the Company had accrued dividends of $2,520 and $1,260, which are included in other noncurrent liabilities on the consolidated balance sheet. During 2000, holders converted 2,475 shares of Convertible Preferred Stock into 82,500 shares of common stock.

        The proceeds, net of offering expenses of $1,310, from the issuance of the Convertible Preferred Stock and Carlyle Option were $14,690, of which $14,410 was allocated to the Convertible Preferred Stock and $280 was allocated to the fair value of the Carlyle Option. The difference between the carrying value of the Convertible Preferred Stock and the redemption value has been accreted through charges to stockholders' equity.

        The estimated fair value of the Convertible Preferred Stock at December 31, 2002 approximated its carrying value.

(11) Stock Compensation

  (a) Stock Option Plan

          In May 2000, the Company's stockholders approved the 1999 Stock Option and Incentive Plan (the "Plan") which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares, and performance units on shares) to directors, officers, and employees of the Company for issuance of up to 5,000,000 shares of common stock in the aggregate. At December 31, 2002, there were 3,442,470 additional shares available for grant under the Plan. The Company granted options in 1999 and prior years pursuant to the 1984 Stock Option Plan. No further grants will be made under this plan. At December 31, 2002, the Company had 3,442,470 shares reserved for grants of stock options and 1,983,239 outstanding.

          Changes in options outstanding are as follows:

	Weighted average exercise price	Number of shares
December 31, 1999	$7.91	816,800
Granted	7.94	552,600
Exercised	5.88	(875)
Terminated and expired	9.76	(65,875)

December 31, 2000	7.82	1,302,650
Granted	4.02	310,000
Exercised	5.65	(12,500)
Terminated and expired	12.91	(77,000)

December 31, 2001	6.81	1,523,150
Granted	4.41	537,000
Exercised	5.75	(57,411)
Terminated and expired	6.30	(19,500)

December 31, 2002	$6.19	1,983,239

          The following table summarizes information about outstanding and exercisable options at December 31, 2002:

Outstanding				Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.92 – $ 5.88	1,341,439	7.58 years	$ 4.81	500,263	$ 5.53
$ 8.13 – $ 8.75	445,000	7.43 years	$ 8.44	179,800	$ 8.44
$10.13 – $10.63	196,800	4.89 years	$10.52	196,800	$10.52

	1,983,239			876,863

          Certain options issued in 2000, granted to executive officers of the Company, have exercise prices that were less than the fair value of the Company's common stock on the date of grant. The difference of $269 has been recorded as deferred compensation and is being recognized over the vesting period. During the years ended December 31, 2002, 2001, and 2000, the Company recognized compensation expense of $54, $54, and $108, respectively.

  (b) Restricted Stock Units

          Upon approval of the Plan by the stockholders in May 2000, two of the Company's senior executives were granted 157,930 restricted stock units. The units vest over a four-year period. Upon vesting, the executive has the right to receive common stock in exchange for such units. The Company has accounted for this plan as a compensatory fixed plan under APB Opinion No. 25, which resulted in a compensation charge of approximately $1,323 of which $264, $264, and $529 were recognized during the years ended December 31, 2002, 2001, and 2000, respectively.

(12) Income Taxes

        The provision (benefit) for income taxes for the years ended December 31 consists of the following:

	2002	2001	2000
Current:
State	$691	$457	$624
Federal	3,885	(1,222)	(1,512)
Foreign	59	—	—

	4,635	(765)	(888)

Deferred:
State	854	(260)	(1,444)
Federal	4,184	296	(2,751)

	5,038	36	(4,195)

	$9,673	$(729)	$(5,083)

        Income taxes (benefit) is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for the year ended December 31, 2002 and 34% for the years ended December 31, 2001 and 2000 to income (loss) before income taxes and proportionate share of losses of joint venture as follows:

	2002	2001	2000
Federal income tax provision (benefit) at statutory rate	$8,255	$(1,254)	$(4,776)
State income taxes, net of Federal tax benefit	1,004	130	(541)
Valuation allowance	(182)	(76)	362
Other	596	471	(128)

	$9,673	$(729)	$(5,083)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2002 and 2001 are presented below:

	2002	2001
Deferred tax assets:
Accounts and notes receivable principally due to allowance for doubtful accounts	$764	$650
Waste processing and disposal liabilities	118	1,762
Decontamination and decommissioning liabilities	1,484	1,443
Net operating loss carryforwards	1,794	6,161
Alternative minimum tax credit carryforwards	2,303	418
Accrued compensation	917	924
Other	581	164

	7,961	11,522
Less: valuation allowance	472	654

Net deferred tax assets	7,489	10,868

Deferred tax liabilities:
Plant, equipment, and intangibles principally due to differences in depreciation and amortization	(7,970)	(6,311)

Net deferred tax assets (liabilities)	$(481)	$4,557

        In assessing the realizability of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considered income taxes paid during the previous two years and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, management has deemed a valuation allowance of $472 and $654 as necessary at December 31, 2002 and 2001, respectively. During 2002, the Company decreased its valuation allowance by $182.

        The Company paid income taxes of $5,144, $1,382, and $5,052 in the years ended December 31, 2002, 2001, and 2000, respectively.

(13) Business Acquisition

        On June 8, 2000, the Company acquired the nuclear services business of Waste Management, Inc. ("WMI") through the purchase of all the outstanding capital stock of Waste Management Federal Services, Inc. ("WMFS") from Rust International, Inc. ("Rust") and all of the outstanding membership interests of Chem-Nuclear Systems, LLC ("Chem-Nuclear") from Chemical Waste Management, Inc. ("CWM") and CNS Holdings, Inc. ("CNS") for $68,758 in cash including $2,008 of transaction costs. The acquisition was accounted for under the purchase method of accounting. The aggregate purchase price in excess of the estimated fair value of tangible assets and identifiable intangible assets of $50,916 was allocated to goodwill. Operations of Waste Management Nuclear Services since June 8, 2000 are included in the Company's consolidated statements of operations.

(14) Short Term Borrowings

        Under the terms of the June 8, 2000 purchase agreement between the Company and WMI, WMI provided short-term project financing at a fixed rate of 9.0% to the Company for the design and construction phase of a project, which was completed in March 2002. In 2002, the Company repaid all of the borrowings, plus accrued interest, with cash generated from the project. As of December 31, 2001, borrowings outstanding were $7,763.

(15) Profit Investment Plan

        The Company maintains a Profit Investment Plan for employees. The Profit Investment Plan permits pre-tax contributions to the Profit Investment Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 14% of base compensation. The Company matches 25% of the participants' eligible contributions based on a formula set forth in the Profit Investment Plan and may make additional matching contributions. Employer contributions vest at a rate of 20% per year of service. The Company's matching contributions were $1,247, $1,186 and $953 for the years ended December 31, 2002, 2001, and 2000, respectively.

(16) Related Party Transactions

        At December 31, 2002 and 2001, two of the Company's executive officers held loans of $672 and $735, respectively. The loans bear interest at 5% and are due December 31, 2009. These loans are included in other noncurrent assets in the accompanying consolidated balance sheets.

        In 2000, BNFL, Inc. ("BNFL") was considered a related party due to the convertible feature of a $10,000 convertible debenture with BNFL. This debenture expired in November 2000. The Company recognized revenues of approximately $22,000 in 2000, under subcontracts with BNFL related to their work performed on the DOE's Hanford River Protection and Idaho Advanced Mixed Waste Treatment Projects.

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

(17) Segment Reporting and Business Concentrations

        The Company has three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. The following is a brief description of each of the segments:

  (a) Federal Services ("FS")

          FS provides on-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the Department of Energy ("DOE") and other governmental entities. The Company's services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup.

  (b) Commercial Services ("CS")

          CS provides waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities. These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility D&D.

  (c) Commercial Processing and Disposal ("CPD")

          The Company conducts its CPD operations at its three Tennessee locations: the Bear Creek Operations Facility in Oak Ridge, the Company's facility in Memphis, and the Gallaher Road Operations Facility in Kingston. The Company also operates two facilities in Barnwell, South

  Carolina. CPD uses a combination of technologies to process waste to achieve volume and mass reduction. CPD customers primarily include nuclear utilities and government agencies.

	As of and for the Year Ended December 31, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$135,310	$64,931	$91,295	$—	$291,536
Income from operations	11,510	10,125	7,184	—	28,819
Interest expense, net	—	—	—	(5,452)	(5,452)
Depreciation and amortization expense	646	1,186	7,011	3,007	11,850
Proportionate share of losses of joint ventures	—	—	—	(148)	(148)
Income tax expense	—	—	—	9,673	9,673
Goodwill	32,245	19,944	18,608	—	70,797
Capital expenditures for additions to long-lived assets	419	757	633	840	2,649
Total assets	69,311	62,994	108,032	13,795	254,132

	As of and for the Year Ended December 31, 2001
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$119,936	$71,446	$87,791	$—	$279,173
Income (loss) from operations	15,509	10,260	(19,041)	—	6,728
Interest expense, net	—	—	—	(10,443)	(10,443)
Depreciation and amortization expense	2,097	2,185	7,581	2,565	14,428
Proportionate share of losses of joint ventures	—	—	—	(148)	(148)
Income tax benefit	—	—	—	(729)	(729)
Goodwill	32,245	19,944	18,608	—	70,797
Capital expenditures for additions to long-lived assets	264	676	2,360	911	4,211
Total assets	78,197	44,794	132,392	17,266	272,649

	As of and for the Year Ended December 31, 2000
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$74,318	$64,647	$89,577	$—	$228,542
Income (loss) from operations	6,282	981	(12,153)	—	(4,890)
Interest expense, net	—	—	—	(8,867)	(8,867)
Depreciation and amortization expense	1,277	1,286	5,879	710	9,152
Proportionate share of losses of joint ventures	—	—	—	(148)	(148)
Income tax benefit	—	—	—	(5,083)	(5,083)
Goodwill	33,860	20,843	19,339	—	74,042
Capital expenditures for additions to long-lived assets	879	1,160	11,621	1,244	14,904
Total assets	63,274	54,921	149,852	30,653	298,700

(1)
Intercompany revenues have been eliminated in the Federal Services and Commercial Services segments. Revenues by segment represents revenues earned based on third party billings to customers.

  (d) Business Concentrations

          The Company's revenues are derived primarily from subcontracts and utility companies through a combination of DOE contractors and subcontractors. During the years ended December 31, 2002, 2001 and 2000, revenues from DOE contractors and subcontractors represented approximately 50%, 44%, and 44% of consolidated revenues, respectively. No commercial customer represented more than 10% of consolidated revenues for the years ended December 31, 2002, 2001, and 2000.

          Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $8,900 and $6,539 at December 31, 2002 and $17,544 and $18,792 at December 31, 2001, respectively.

          The CPD segment is primarily reliant upon a single provider for its burial services for both customer and secondary waste disposal.

(18) Commitments and Contingencies

  (a) Leases

          The Company has several noncancellable leases which cover real property, machinery and equipment, and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and through operating costs incurred by the lessor. Rent expense was $3,588, $5,715, and $5,338 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company has certain capital leases for equipment.

          The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2002:

	Operating	Capital
2003	$3,348	$349
2004	2,670	160
2005	1,930	126
2006	805	59
2007	115	—
Thereafter	1	—

Future minimum lease payments	$8,869	694

Less: portion representing interest		63
Less: current portion of capital lease obligation		315

Long-term portion of capital lease obligation		$316

          The long-term portion of capital lease obligation is included in other noncurrent liabilities in the accompanying consolidated balance sheets.

  (b) Financial Insurance Instruments

          The Company is required to post from time to time financial assurance instruments to meet contractual obligations. In addition, the Company has entered into certain indemnification agreements with the providers of the surety instruments, which would require funding if the Company failed to perform under the contracts being insured and the Surety bond issuer was obligated to make payment to the insured parties. As of December 31, 2002, the Company had outstanding assurance instruments of $16,831, which expire at the respective contract completion dates, and is not in default or material breach of any contract that requires the financial assurance.

  (c) Legal Proceedings

          In May 2000, Toxgon Corporation ("Toxgon") filed a complaint for patent infringement against BNFL, Inc. ("BNFL") and the Company in the U.S. District Court for the Eastern District of Washington. In the complaint, Toxgon alleged, among other things, that BNFL and the Company infringed the claims of one of its U.S. patents. In August 2000, BNFL and the Company, in lieu of filing an answer, filed a motion to dismiss Toxgon's complaint for lack of subject matter jurisdiction. In September 2002, the District Court granted BNFL's and the Company's motion to dismiss.

          Toxgon filed a Notice of Appeal in the Ninth Circuit in October 2000. The issue on appeal was whether the District Court erred in dismissing the case for lack of subject matter jurisdiction. The Ninth Circuit transferred the case to the United States Court of Appeals for the Federal Circuit ("CAFC") in March 2002. In December 2002, the CAFC vacated the District Court's dismissal for lack of subject matter jurisdiction and remanded the action to the District Court for further proceedings. Toxgon filed an amended complaint in the District Court in November 2002, prior to the decision from the CAFC. The Company's answer to the amended complaint was filed on January 30, 2003. The Company believes that Toxgon's claims are frivolous and without merit.

          On June 22, 2001, the Company and two of its executive officers were sued in Federal District Court in Baltimore, Maryland by an individual stockholder on behalf of himself and other similarly situated stockholders of the Company. The putative class action suit alleges that certain statements and information included in the Company's press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the Federal securities laws. The Company filed a motion to dismiss the complaint. In response, the plaintiff filed an amended complaint which mooted the Company's motion to dismiss. The Company then filed a motion to dismiss the amended complaint, which the plaintiff opposed. In orders dated April 26, 2002, the District Court granted the motion to dismiss in its entirety and entered judgment in favor of the Company and the executive officers. On or about May 24, 2002, the plaintiff filed a notice of appeal. The appeal is currently pending in the United States Court of Appeals for the Fourth Circuit. The parties have completed their briefing and oral arguments are expected to be heard in May 2003.

          On December 2, 1999, the Company's wholly owned subsidiary, Scientific Ecology Group, Inc. ("SEG") (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. ("MMT") and its creditors, filed an adversary "Complaint to Avoid Fraudulent Transfer" naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation ("Westinghouse"), and SEG. The complaint alleges that the sale of Westinghouse's interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT's release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT's share of profits, and MMT's assumption of at least $1.5 million of SEG's liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. The complaint purports to state four bankruptcy and five common law counts. The Company intends to vigorously contest MMT's allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, the Company may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of the Company's liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge the Company's claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse's motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

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

(19) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$69,424	$72,100	$72,837	$77,175	$291,536
Operating income	5,864	8,242	7,677	7,036	28,819
Net income	2,460	4,131	3,903	3,271	13,765
Income per common share:
Basic	$0.16	$0.28	$0.27	$0.22	$0.92
Diluted	0.13	0.22	0.20	0.17	0.72
	Year Ended December 31, 2001
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$65,864	$73,616	$66,737	$72,956	$279,173
Operating income (loss)	371	7,119	4,248	(5,010)	6,728
Net income (loss)	(1,576)	2,348	921	(4,799)	(3,106)
Income (loss) per common share:
Basic	$(0.15)	$0.15	$0.04	$(0.38)	$(0.34)
Diluted	(0.15)	0.13	0.04	(0.38)	(0.34)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

Part III

Item 10. Directors and Executive Officers of the Registrant

        The following table sets forth the names of the executive officers of the Company, their positions with the Company and their principal business experience for the last five years:

Name	Age	Position	Principal Business Experience
Daniel A. D'Aniello	56	Chairman of the Board of Directors	Managing Director, The Carlyle Group since 1987. Chairman of the Board of the Company since January 1995.
Robert E. Prince	55	President, Chief Executive Officer and Director
			President and Chief Executive Officer of the Company since November 1990 and director since 1991; Founder of General Technical Services, Inc. (GTS) in October 1984; President and Chief Executive Officer of GTS from 1987 to 1992.
Robert F. Shawver	46	Executive Vice President and Chief Financial Officer	Executive Vice President of the Company since May 1993; Chief Financial Officer and Chief Administrative Officer of the Company since 1987; Vice President of the Company from 1987 to 1993.
David S. Carlson	43	Vice President, Business Operations
			Vice President, Business Operations of the Company since March 2001; Management positions in Waste Management Nuclear Services, Waste Management Federal Services, and Chem Nuclear Systems 1990 to 2000.
Craig T. Bartlett	40	Vice President, Finance and Treasurer
			Vice President, Finance of the Company since December 2000; Treasurer of the Company since February 1996; Controller of the Company from February 1993 to 1998; Director, Financial Operations of the Company from 1991 to 1993; Assistant Controller of the Company from 1988 to 1991.
Thomas E. Dabrowski	58	Senior Vice President, Strategic Planning
			Senior Vice President, Strategic Planning since September 2002; Senior Vice President, Federal Services Group and President of Duratek Federal Services, Inc. from June 2000 to September 2002; President of Waste Management Nuclear Services from 1998 – 2000; President Waste Management Federal Services 1993 – 1998.
C. Paul Deltete	54	Senior Vice President, Commercial Services
			Senior Vice President of Technology Services and Operations and Support of the Company since January 1996; President of Analytical Resources, Inc. (an environmental consulting firm acquired by the Company in 1996) from 1984 to January 1996.

William R. Van Dyke	55	Senior Vice President, Federal Services	Senior Vice President, Federal Services Group since September 2002; Senior Vice President, Business Development of Federal Services Group from 1995 to September 2002.
Carol Fineagan	43	Vice President Information Systems
			Vice President Information Systems of the Company since August 2000; Director of Information Systems of the Company from 1998 – 2000; Director of Information Systems for an accounting firm from 1994 to 1998.
Diane L. Leviski	42	Vice President, Human Resources	Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources of the Company from 1985 to 1988.
Regan E. Voit	53	Senior Vice President, International Sales & Disposal	Senior Vice President, International Sales & Disposal, and President Chem-Nuclear Systems, L.L.C. since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.
Willis W. Bixby, Jr.	56	Vice President, Environmental Health & Quality Assurance and Control
			Vice President of the Company since October 1999. Vice President of Scientech, Inc. from 1997 to 1999. Mr. Bixby held several senior management positions with the Department of Energy from 1978 to 1997.

        Information regarding the Company's Board of Directors is incorporated by reference from the text and tables under "Election of Directors" in the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 14, 2003 (the "2003 Proxy Statement"), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

        The text and tables under "Executive Officer Compensation" in the Company's 2003 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

  (a)
  Except as indicated in the 2003 Proxy Statement, the Company knows of no person who on March 17, 2003, owned beneficially more than 5% of its Common Stock.

  (b)
  The stock ownership information contained in the text and tables under "Security Ownership of Certain Beneficial Owners and Management" in the Company's 2003 Proxy Statement is incorporated herein by reference.

  (c)
  The Company knows of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

  (d)
  The text and table under "Equity Compensation Plan Information" in the Company's 2003 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The text under "Executive Officer Compensation" and "Certain Transactions" in the Company's 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

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

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
(1) The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:

          Independent Auditors' Report

          Consolidated Balance Sheets at December 31, 2002 and December 31, 2001

          Consolidated Statements of Operations for the years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001, and 2000

          Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000

          Notes to Consolidated Financial Statements

(a)
(2) The following is a list of all financial statement schedules for the years ended December 31, 2002, 2001, and 2000 filed as part of this Report:

          Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a)
(3) See accompanying Index to Exhibits

  (a)
  Reports on Form 8-K.

            Current Reports on Form 8-K filed on November 14, 2002.

    (b)
    The following is a list of exhibits filed herewith:

Exhibit No.	Document
10.17	Fourth Amendment to Credit Agreement dated as of February 28, 2003 made by Duratek, Inc. as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and Wachovia Bank, National Association, as Administrative Agent.
21.1	Subsidiaries of the Registrant
23.1	Consent of KPMG LLP
    (c)
    The following is a list of financial statement schedules filed herewith:

            Schedule II—Valuation and Qualifying Accounts

        *      Seperately, the Chief Executive Officer and the Chief Financial Officer have submitted certifications to the SEC required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURATEK, INC.
Dated: March 28, 2003	By: /s/ ROBERT E. PRINCE Robert E. Prince President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 28, 2003	By: /s/ ROBERT E. PRINCE Robert E. Prince President and Chief Executive Officer
Principal Financial Officer:
March 28, 2003	/s/ ROBERT F. SHAWVER Robert F. Shawver Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
March 28, 2003	/s/ WILLIAM M. BAMBARGER, JR. William M. Bambarger, Jr. Corporate Controller
The Board of Directors:
March 28, 2003	/s/ DANIEL A. D'ANIELLO Daniel A. D'Aniello
March 28, 2003	/s/ EARLE C. WILLIAMS Earle C. Williams
March 28, 2003	/s/ DR. FRANCIS J. HARVEY Dr. Francis J. Harvey
March 28, 2003	/s/ ADMIRAL JAMES D. WATKINS Admiral James D. Watkins
March 28, 2003	/s/ GEORGE V. MCGOWAN George V. McGowan
March 28, 2003	/s/ ROBERT E. PRINCE Robert E. Prince

CERTIFICATIONS

I, Robert E. Prince, Chief Executive Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Duratek, Inc. ("Duratek");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this annual report;

4.
Duratek's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Duratek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
Duratek's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	BY:	/s/ ROBERT E. PRINCE Robert E. Prince Chief Executive Officer

I, Robert F. Shawver, Chief Financial Officer, certify that:

1.
I have reviewed this annual report on Form 10-K of Duratek, Inc. ("Duratek");

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Duratek as of, and for, the periods presented in this annual report;

4.
Duratek's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Duratek's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
Duratek's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	BY:	/s/ ROBERT F. SHAWVER Robert F. Shawver Chief Financial Officer

DURATEK, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2002, 2001, and 2000
Schedule II
(in thousands)

	Balance at beginning of period	Charges to costs and expenses (a)	Charges to other accounts— describe (b)	Deductions— describe (c)	Balance at end of period
Allowance for doubtful accounts:
Year ended December 31, 2002	$1,791	458	532	(87)	2,694
Year ended December 31, 2001	$1,517	981	—	(707)	1,791
Year ended December 31, 2000	$571	5,100	813	(4,967)	1,517

(a)
Charges to costs and expenses in 2000 primarily represent the allowance for doubtful accounts established for three customers.
(b)
Charges to other accounts in 2000 represent the allowance for doubtful accounts of the Waste Management Nuclear Services businesses at June 8, 2000, the acquisition date.
Charges to other accounts in 2002 represent a reclassification of a reserve balance to the allowance for doubtful accounts.
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
10.9
Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.
10.10
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

10.15
Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.18 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.16	Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.17
Fourth Amendment to Credit Agreement dated as of February 28, 2003 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and Wachovia Bank, National Association, as Administrative Agent. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of KPMG LLP. Filed herewith.