Form 10-Q
period 2003-03-30
DURATEK INC
filed 2003-05-12
CIK 785186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 30, 2003

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

Registrant’s telephone number, including area code: (410) 312-5100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes   ☒    No   ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2003:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,547,257

DURATEK, INC. AND SUBSIDIARIES

Forward-Looking Information

In response to the “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995, Duratek, Inc. (the “Company”) is including in this Quarterly Report on Form 10-Q the following cautionary statements which are intended to identify certain important factors that could cause the Company’s actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.  Many of these factors have been discussed in prior filings with the Securities and Exchange Commission.

The Company’s future operating results are largely dependent upon the Company’s ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner.  In addition, the Company’s future operating results are dependent upon the timing and awarding of contracts by the United States Department of Energy (“DOE”) for the cleanup of other waste sites administered by the DOE.  The timing and award of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed, and other wastes.  The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes.  Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company’s revenues.  The loss of one or more technical support service contracts could adversely affect the Company’s future operating results.  Finally, a significant component of the Company’s direct costs include the cost of disposal of materials in licensed landfills.  The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to affect the operating results of the Company.

The Company’s future operating results may fluctuate due to factors such as: the timing of new commercial waste processing contracts and duration of and amount of waste to be processed pursuant to those contracts; the acceptance and implementation of the Company’s waste treatment technologies in the government and commercial sectors; the evaluation by the DOE and commercial customers of the Company’s technologies versus other competing technologies as well as conventional storage and disposal alternatives; the timing of new government waste processing projects, including those pursued jointly with others; the duration of such projects; and the timing of commercial nuclear power plant outages and other large technical support services projects at its customers’ facilities.

An element of the Company’s growth strategy is to continue to pursue strategic acquisitions that expand and complement the Company’s business, technologies, and service offerings.  Under the Company’s amended credit facility, which was completed in February 2003, the Company is permitted to enter into certain acquisitions, as defined in the credit agreement, subject to certain conditions.  If the Company does complete an acquisition, the Company’s future operating results may be affected by the costs and timing of completion and integration of such an acquisition.

Part I Financial Information
Item 1. Financial Statements
DURATEK, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	March 30,	December 31,
	2003	2002
Assets	(unaudited)	*
Current assets:
Cash	$836	$2,323
Accounts receivable, net	47,414	48,420
Income taxes recoverable	1,140	1,140
Cost and estimated earnings in excess of billings on uncompleted contracts	11,394	12,828
Prepaid expenses and other current assets	6,651	7,915
Deferred income taxes	2,168	2,168
Total current assets	69,603	74,794

Property, plant and equipment, net	73,524	69,287
Goodwill	70,797	70,797
Other intangible assets	5,440	5,675
Decontamination and decommissioning trust fund	19,698	19,693
Retainage	5,895	4,969
Other assets	8,850	8,917
Total assets	$253,807	$254,132

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Accounts payable	8,231	13,911
Accrued expenses and other current liabilities	38,587	41,872
Unearned revenues	15,175	15,751
Waste processing and disposal liabilities	9,820	9,936
Total current liabilities	82,213	91,870

Long-term debt, less current portion	51,510	50,749
Facility and equipment decontamination and decommissioning liabilities	38,506	28,778
Other noncurrent liabilities	4,924	4,472
Deferred income taxes	1,040	2,649
Total liabilities	178,193	178,518

Redeemable preferred stock (liquidation value $18,588)	15,752	15,752

Stockholders’ equity:
Preferred stock — $0.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock — $0.01 par value; authorized 35,000,000 shares; issued 15,154,666 shares in 2003 and 15,142,419 shares in 2002	152	151
Capital in excess of par value	77,771	77,715
Accumulated deficit	(8,245)	(8,108)
Treasury stock at cost, 1,612,376 shares in 2003 and 2002	(9,577)	(9,577)
Deferred compensation	(239)	(319)
Total stockholders’ equity	59,862	59,862

Total liabilities and stockholders’ equity	$253,807	$254,132

*  The Condensed Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited Consolidated Balance Sheet included in the Company’s
Annual Report on Form 10-K for the year ended December 31, 2002.

See accompanying notes to condensed consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	March 30, 2003	March 31, 2002

	(unaudited )
Revenues	$63,830	$69,424
Cost of revenues	50,561	56,240

Gross profit	13,269	13,184
Selling, general and administrative expenses	8,033	7,320

Income from operations	5,236	5,864
Interest expense, net	(1,065)	(1,667)
Other expense, net	(111)	—

Income before income taxes, proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	4,060	4,197
Income taxes	1,624	1,700

Income before proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	2,436	2,497
Proportionate share of income (loss) of joint ventures	156	(37)

Net income before cumulative effect of a change in accounting principle	2,592	2,460
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—
Net income	178	2,460
Preferred stock dividends and charges for accretion	(315)	(334)

Net income (loss) attributable to common stockholders	$(137)	$2,126

Weighed average common stock outstanding:
Basic	13,532	13,496
Diluted	19,269	18,826
Net income (loss) per share:
Basic
Before cumulative effect of a change in accounting principle	$0.17	$0.16
Cumulative effect of a change in accounting principle	(0.18)	—
	$(0.01)	$0.16
Diluted
Before cumulative effect of a change in accounting principle	$0.13	$0.13
Cumulative effect of a change in accounting principle	(0.12)	—
	$0.01	$0.13

See accompanying notes to condensed consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(in thousands of dollars)
	Three months ended
	March 30, 2003	March 31, 2002

	(unaudited)
Cash flows from operating activities:
Net income	$178	$2,460
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,019	2,925
Cumulative effect of a change in accounting principle	2,414	—
Stock compensation expense	80	80
Proportionate share of loss of joint ventures, net of distributions	—	37
Changes in operating assets and liabilities:
Accounts receivable, net	1,080	(74)
Costs and estimated earnings in excess of billings on uncompleted contracts	1,434	(3,843)
Prepaid expenses and other current assets	1,315	903
Accounts payable, and accrued expenses and other current liabilities	(8,720)	6,074
Unearned revenues	(576)	4,876
Waste processing and disposal liabilities	(116)	(1,205)
Facility and equipment decontamination and decommissioning liabilities	208	550
Other	(869)	(627)

Net cash (used in) provided by operating activities	(553)	12,156

Cash flows from investing activities:
Additions to property, plant and equipment	(1,173)	(350)
Other	(58)	(12)

Net cash used in investing activities	(1,231)	(362)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	4,092
Net proceeds from (repayments of) borrowings under revolving credit facility	3,361	(10,500)
Repayments of long-term debt	(2,600)	(2,600)
Repayments of capital lease obligations	(111)	(121)
Deferred financing costs	(410)	(1,097)
Proceeds from issuance of common stock	57	—

Net cash provided by (used in) financing activities	297	(10,226)

Net (decrease) increase in cash	(1,487)	1,568
Cash, beginning of period	2,323	441
Cash, end of period	$836	$2,009

See accompanying notes to condensed consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(in thousands of dollars, except per share amounts)

1.                                      Principles of Consolidation and Basis of Presentation

(a) Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of Duratek, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.  Results of interim periods are not necessarily indicative of results to be expected for the year as a whole.  The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.  The information contained in the interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

(b) Fiscal Quarters

The Company’s year ends on December 31, while the first three fiscal quarters of each fiscal year end on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are as of March 30, 2003 and for the three months ended March 30, 2003 and March 31, 2002.

(c) Reclassifications

Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.  The Company reclassified costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues.  Amounts for all periods presented have been reclassified to conform to this presentation.

2.                   Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  The Company adopted the provisions of Statements of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

Goodwill is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  During 2003, the Company tested its goodwill in accordance with the standard and concluded that no impairment charge was required.

Other intangibles subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility.  Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.  Other intangible assets, net of accumulated amortization as of March 30, 2003 and December 31, 2002 were $5,440 and $5,675, respectively.  Aggregate amortization expense for the three months ended March 30, 2003 and March 31, 2002 was $244 and $308, respectively.  Anticipated annual amortization expense for the five years beginning January 1, 2003 is $984.

3.             Decontamination and Decommissioning Liabilities

The Company is responsible for the cost to decontaminate and decommission (“D&D”) its facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites.  Such cost will generally be paid upon the closure of such facilities or the disposal of such equipment.  The Company is also obligated, under its license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site (“Barnwell closure”).  Under the terms of the Act and its license with the State of South Carolina, the Company was required to establish a trust fund to cover the Barnwell closure obligation, which limits the Company’s obligation.

On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  The Company is also required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

Prior to the adoption of SFAS No. 143, the Company had estimated the total cost to D&D its facilities and equipment in Tennessee and South Carolina and had been accruing such costs over 25 years, which was the facilities’ estimated useful life.  Additionally, the Company recognized its Barnwell closure obligation, which is effectively limited to the amount in the trust fund, for an amount equal to the balance in the trust fund.

Upon the adoption of SFAS No. 143 on January 1, 2003, the Company recognized the following changes to the Company’s consolidated financial statements: increased property, plant and equipment by $5,492; increased D&D liabilities by $9,515; and recognized a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,023 pre-tax).

The Company’s D&D liabilities consist of the following as of March 30, 2003 and December 31, 2002:

	March 30, 2003	December 31, 2002
Facilities & equipment ARO	$18,809	$—
Facilities & equipment D&D	—	9,085
Barnwell closure	19,697	19,693
	$38,506	$28,778

The Company recognized D&D expense of $208 and $251 during the three months ended March 30, 2003 and March 31, 2002, respectively.  Had the Company adopted SFAS No. 143 on January 1, 2002, the Company’s net income before cumulative effect of a change in accounting principle and the per diluted share net income before cumulative effect of a change in accounting principle for the three months ended March 31, 2002 would have been $2,284 and $0.12, respectively.

The following is a reconciliation of the Company’s facility & equipment ARO from January 1, 2003 to March 30, 2003:

Balance at January 1, 2003	$18,601
Accretion expense	208
Balance at March 30, 2003	$18,809

Management updates its closure and remediation cost estimates for D&D on an annual basis.  These estimates are based on current technology, regulations, and burial rates.  Management is unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs.  Future changes in these factors could have a material impact on these estimates.

4.             Stock Option Plan

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock Based Compensation- Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148.  The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards for the three months ended March 30, 2003 and March 31, 2002:

	Three months ended
	March 30, 2003	March 31, 2002
Net income (loss) attributable to common stockholders	$(137)	$2,126

Income impact of assumed conversions - preferred stock dividends and charges for accretion	315	334

Net income attributable to common stockholders assuming conversion	178	2,460

Add stock-based employee compensation expense included in reported net income, net of tax	8	8

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	263	262

Pro forma net income (loss) attributable to common stockholders assuming conversion	(77)	2,206

Plus: Cumulative effect of a change in accounting principle, net of tax	2,414	—

Pro forma net income before cumulative effect of a change in accounting principle	$2,337	$2,206

Pro forma net income (loss) per diluted share:
Before cumulative effect of a change in accounting principle	$0.12	$0.12
Cumulative effect of a change in accounting principle	(0.12)	—
	$—	$0.12

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in the first quarter of 2003 and 2002:

	Three months ended
	March 30, 2003	March 31, 2002
Risk free interest rate	4.23%	3.75%
Expected volatility	63%	64%
Expected life	4 years	4 years
Contractul life	5 to 10 years	5 to 10 years
Expected dividend yield	0%	0%
Fair value of options granted	$3.34	$3.25

5.                   Income Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in the earnings of the Company.  The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the three months ended March 30, 2003 and March 31, 2002 consist of the following:

	Three months ended
	March 30, 2003	March 31, 2002
Numerator:
Net income (loss) attributable to common stockholders	$(137)	$2,126

Plus: Income impact of assumed conversions - preferred stock dividends and charges for accretion	315	334

Net income attributable to common stockholders assuming conversion	178	2,460

Plus: Cumulative effect of a change in accounting principle, net of tax	2,414	—

Net income before cumulative effect of a change in accounting principle	$2,592	$2,460

Denominator:
Weighted-average shares outstanding	13,532	13,496

Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	351	23
Restricted stock	135	56
Convertible redeemable preferred stock	5,251	5,251
	5,737	5,330

Diluted weighted average common shares outstanding	19,269	18,826

Net income (loss) per share:

Basic
Before cumulative effect of a change in accounting principle	$0.17	$0.16
Cumulative effect of a change in accounting principle	(0.18)	—
	$(0.01)	$0.16
Diluted
Before cumulative effect of a change in accounting principle	$0.13	$0.13
Cumulative effect of a change in accounting principle	(0.12)	—
	$0.01	$0.13

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted earnings per share because the effect would have been anti-dilutive were 445 and 1,335 for the three months ended March 30, 2003 and March 31, 2002, respectively.

6.                Segment Reporting

The Company has three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2003, the Company realigned its reporting segments to include the results of the Memphis operations in its Commercial Services operations from its Commercial Processing and Disposal operations.  The impact of this change was not significant and all amounts presented have been revised to be consistent for all periods presented.  The following is a brief description of each of the segments:

(a)           Federal Services (“FS”)

FS provides on-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the Department of Energy (“DOE”) and other governmental entities.  The Company’s services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup.

(b)           Commercial Services (“CS”)

CS provides waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities.  These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility D&D.

(c)           Commercial Processing and Disposal (“CPD”)

The Company conducts its CPD operations at its two Tennessee locations: the Bear Creek Operations Facility in Oak Ridge and the Gallaher Road Operations Facility in Kingston.    The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility (“DCSF”) and the Barnwell Low-Level Radioactive Waste Management Disposal Facility.  CPD uses a combination of technologies to process waste to achieve volume and mass reduction.  CPD customers primarily include nuclear utilities and government agencies.

	As of and for the Three Months Ended March 30, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$29,258	$15,229	$19,343	$—	$63,830

Income from operations	2,921	1,459	856	—	5,236

Interest expense, net	—	—	—	(1,065)	(1,065)

Income taxes	—	—	—	1,624	1,624

Proportionate share of income of joint ventures	156	—	—	—	156

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Depreciation and amortization expense	154	596	1,667	602	3,019

Long-lived assets (2)	33,701	54,093	59,394	2,573	149,761

Capital expenditures for additions to long-lived assets	34	488	558	93	1,173

Total assets	71,357	69,681	97,209	15,560	253,807

	As of and for the Three Months Ended March 31, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$35,238	$13,516	$20,670	$—	$69,424

Income from operations	2,975	1,223	1,666	—	5,864

Interest expense, net	—	—	—	(1,667)	(1,667)

Income taxes	—	—	—	1,700	1,700

Proportionate share of losses of joint ventures	—	—	—	(37)	(37)

Depreciation and amortization expense	160	427	1,707	631	2,925

Long-lived assets (2)	35,713	50,171	61,790	4,818	152,492

Capital expenditures for additions to long-lived assets	27	112	165	46	350

Total assets	85,512	66,431	103,993	20,900	276,836

(1) Intercompany revenues have been eliminated.  Revenues by segment represents revenues earned based on third party billings to customers.

(2) Long-lived assets include property, plant and equipment, goodwill and other intangible assets.

7.             New accounting pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 is effective for the Company for contracts executed after June 30, 2003.  The Company is in the process of determining the impact that EITF 00-21 will have on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.  This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued.  The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken.  The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 15, 2002 and are not expected to have a material effect on the Company’s consolidated financial statements.

The Company is required to post, from time to time, financial assurance instruments to meet contractual obligations.  In addition, the Company has entered into certain indemnification agreements with the providers of the surety instruments, which would require funding if the Company failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  As of March 30, 2003, the Company had outstanding assurance instruments of $18,059, which expire at the respective contract completion dates, and is not in default or material breach of any contract that requires the financial assurance.  There was not a material impact to the Company’s financial results for the quarter ended March 30, 2003 as a result of the outstanding assurance instruments.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  This Interpretation addresses the consolidation by enterprises of variable interest entities as defined in the Interpretation.  The application of this Interpretation is not expected to have a material effect on the Company’s consolidated financial statements.

Item 2.                                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  In the fourth quarter of 2002, the Company reclassified costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues.  The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

Overview

Duratek, Inc., together with its wholly owned subsidiaries (the “Company” or “Duratek”), provides safe, secure radioactive materials disposition and nuclear facility operations for commercial and government customers.  The Company’s operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

The Company’s Federal Services (“FS”) operations primarily provide on-site waste processing and disposal services, off-site waste disposition, on-site management of nuclear facility operations, and on-site clean up (remedial action) services on large government projects for the United States Department of Energy (“DOE”) and other governmental entities.  The Company’s services include program development, project management, nuclear facility operation, waste characterization, packaging and shipping of waste, selected technical services, and site cleanup.

The Company’s Commercial Services (“CS”) operations provide waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities.  These services include water processing, nuclear waste handling and treatment, transportation, licensing, packaging, heavy hauling, disposal, and nuclear facility decontamination and decommissioning (“D&D”).

The Company conducts its Commercial Processing and Disposal (“CPD”) operations at its two Tennessee locations: the Bear Creek Operations Facility in Oak Ridge and the Gallaher Road Operations Facility in Kingston.     The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility (“DCSF”) and the Barnwell Low-Level Radioactive Waste Management Disposal Facility.  The technologies used at the Tennessee based processing operations include incineration, compaction, metal decontamination and recycling, and Green is Clean.

The Company’s future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company’s commercial waste processing operations pursuant to these contracts and the timing and scope of DOE waste treatment projects.

Critical Accounting Policies

Critical accounting policies are those that are both important to the presentation of the Company’s financial condition and results of operations and require management’s most difficult, complex, or subjective judgments.  The Company’s most critical accounting policies, which relate to revenue recognition, D&D liabilities, and recoverability of long-lived assets including goodwill, are discussed below.

Revenue Recognition

Commercial Waste Processing

The commercial waste processing operations have short-term and long-term contracts with commercial companies to provide waste processing services.  The Company’s services are primarily provided under fixed-unit price contracts.  Under the fixed-unit price contracts, revenue is recognized as waste is processed.  The Company records the associated costs with out-bound transportation, burial, and secondary waste processing as the related waste is processed.  The Company’s fixed-unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time of waste processing.

Contract Revenue and Cost Recognition

The Federal Services and Commercial Services operations have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies.  The Company’s services are provided under time-and-materials, fixed unit rate, cost-plus-fixed-fee and fixed-price contracts.  Under time-and-materials contracts the Company records revenues based on costs incurred at agreed upon contractual rates.  For fixed unit rate contracts, the Company recognizes revenues as units are processed in accordance with the contract.  For cost-plus-fixed-fee contracts the Company records revenue based upon costs incurred and a proportionate amount of the fixed-fee or percentage stipulated in the contract. For fixed-price contracts, the Company recognizes revenue based upon applying the ratio of current cumulative costs incurred to total estimated cost at completion.  The Company considers the nature of the work involved in determining whether such measures are appropriate.  Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term.  The resulting difference is recognized as costs and estimated earnings in excess of billings on uncompleted contracts, a current asset, or unearned revenues, a current liability.  Contracts typically provide for billing of costs incurred and estimated earnings on a monthly or quarterly basis.  The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications.  The Company receives award fees on certain Federal government contracts which are accrued when estimable and collection is reasonably assured.  Provisions for estimated losses on individual contracts are made in the period in which the loss was identified. Contract acquisition costs are expensed as incurred.

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

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  The Company is also required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  The Company adopted SFAS No. 143 on January 1, 2003, as required, and recognized the following changes to the Company’s consolidated financial statements: increase property, plant and equipment by $5.6 million and increase facility and equipment D&D liabilities by $9.5 million.  The Company recognized a $2.4 million cumulative effect of a change in accounting principle, net of tax ($4.0 million pre-tax) in the first quarter of 2003.

The Company’s D&D liabilities as of December 31, 2002 consists of facility and equipment D&D of $9,085 and Barnwell closure of $19,693.  The Company’s D&D liabilities as of March 30, 2003 consists of facility and equipment ARO of $18,809 and Barnwell closure of $19,697.

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

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, on January 1, 2002.  Under the provisions of SFAS No. 142, goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but rather tested for impairment at least annually.  SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective useful lives and reviewed for impairment in accordance with the SFAS No. 144.  As of March 30, 2003, the Company had $70.8 million of goodwill and $5.4 million of intangible assets with estimable useful lives on its consolidated balance sheet.  The Company does not have any other intangible assets with indefinite useful lives.

Goodwill is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  During 2003, the Company tested its goodwill in accordance with the standard and concluded that no impairment charge was required.

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

Results of Operations

Three Months Ended March 30, 2003 As Compared To Three Months Ended March 31, 2002

The table below sets forth certain consolidated statement of operations information for the three months ended March 30, 2003 and March 31, 2002.  Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.  In the fourth quarter of 2002, the Company reclassified costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues. The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

The Company’s year ends on December 31, while the first three fiscal quarters of each fiscal year end on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three months ended March 30, 2003 and March 31, 2002.

	Three months ended
(in thousands)	March 30, 2003	March 31, 2002
	(unaudited)
Revenues	$63,830	$69,424
Cost of revenues	50,561	56,240

Gross profit	13,269	13,184
Percent of revenues	20.8%	19.0%

Selling, general and administrative expenses	8,033	7,320
Percent of revenues	12.6%	10.5%

Income from operations	5,236	5,864
Percent of revenues	8.2%	8.4%

Interest expense, net	(1,065)	(1,667)
Other expense, net	(111)	—
Income taxes	1,624	1,700
Proportionate share of income (loss) of joint ventures	156	(37)

Net income before cumulative effect of a change in accounting principle	2,592	2,460

Cumulative effect of a change in accounting principle, net of tax	(2,414)	—

Net income	178	2,460

Preferred stock dividends and charges for accretion	(315)	(334)

Net income (loss) attributable to common stockholders	$(137)	$2,126

Duratek, Inc.

Revenues for the Company decreased by $5.6 million, or 8.1%, from $69.4 million in the first quarter of 2002 to $63.8 million in the first quarter of 2003.  This decrease was primarily related to the FS operation.  Gross profit for the Company increased slightly from $13.2 million in the first quarter of 2002 to $13.3 million in the first quarter of 2003.  The slight increase in gross profit was primarily related to the CS operation, partially offset by the CPD operation.  As a percentage of revenues, gross profit increased from 19.0% in the first quarter of 2002 to 20.8% in the first quarter of 2003.  The increase in gross profit as a percent of revenues is a result of the Company’s shift towards higher gross margin operations.  Selling, general and administrative expenses increased by $0.7 million, or 9.7%, from $7.3 million in the first quarter of 2002 to $8.0 million in the first quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses increased from 10.5% in the first quarter of 2002 to 12.6% in the first quarter of 2003.  The increase in selling, general and administrative expense was primarily attributable to higher employee benefit expenses and information systems related expenses, which was offset by lower personnel related expenses due to the reduction in work force in 2002.

The following table summarizes revenues, gross profit and income from operations by business segments for the periods presented:

	Three months ended
(in thousands)	March 30, 2003	March 31, 2002
	(unaudited)
Federal Services
Revenues	$29,258	$35,238
Gross profit	6,094	5,598
Income from operations	2,921	2,975

Commercial Services
Revenues	$15,229	$13,516
Gross profit	3,809	2,752
Income from operations	1,459	1,223

Commercial Processing and Disposal
Revenues	$19,343	$20,670
Gross profit	3,366	4,834
Income from operations	856	1,666

Federal Services (“FS”):

FS revenues decreased by $6.0 million, or 17.0%, from $35.2 million in the first quarter of 2002 to $29.3 million in the first quarter of 2003. The decrease was primarily due to $6.9 million in revenue recognized in the first quarter of 2002 relating to the Environmental Management Waste Management Facility (“EMWMF”) contract.  Revenues relating to the cost incurred during the construction phase could not be recognized until completion of this phase, which occurred in the first quarter of 2002.  During the first quarter of 2003, the Company recognized $0.6 million in revenues on this contract related to the operation and maintenance of this facility, which will be on-going.  In addition, revenues decreased by $3.2 million relating to staff augmentation work performed in 2002 that did not occur in 2003, $1.0 million relating to a decrease in work performed at the Los Alamos National Laboratories, and $1.7 million relating to the River Protection Project (“RPP”) Vitrification projects due to a decrease in contract costs incurred.  These decreases were offset by a $3.3 million increase in revenues relating to contracts with the Federal government that have award fees.  These award fees were renegotiated in the first quarter of 2003. In addition, incremental revenues of $2.6 million were recognized in the first quarter of 2003 primarily related to the award of new work or additional work scope.

Gross profit from FS increased by $0.5 million, or 8.9%, from $5.6 million in the first quarter of 2002 to $6.1 million in the first quarter of 2003.  As a percentage of revenues, gross profit increased from 15.9% in the first quarter of 2002 to 20.8% in the first quarter of 2003.  The increase in gross profit primarily related to the increase in revenues relating to contracts with the Federal government that have award fees and due to the award of new work or additional work scope with higher gross margins.  In addition, in the first quarter of 2002, a loss was recognized relating to work performed to clean up and close an environmental technology site in Colorado.  Offsetting these increases were decreases relating to revenue decreases on the EMWMF contract and the RPP Vitrification projects.

FS income from operations decreased slightly in the first quarter of 2003 compared to the first quarter of 2002.  In the first quarter of 2003, FS incurred higher selling, general and administrative expenses due to higher employee benefit expenses and expenses incurred related to bid and proposal work.

Commercial Services (“CS”):

CS revenues increased by $1.7 million, or 12.7%, from $13.5 million in the first quarter of 2002 to $15.2 million in the first quarter of 2003.  The increase in revenues was primarily due to $1.3 million in revenues from the transportation services operations relating to higher sales from the rental of casks and an increase in market share due to the bankruptcy of a competitor.  In addition, revenues increased $0.9 million due to the award of new work in the site decontamination and decommissioning business and the radiological engineering services business. Offsetting these increases was a $0.6 million decrease in revenues due to the completion of work in the first quarter of 2003 on existing contracts.

Gross profit from CS increased by $1.1 million, or 38.4%, from $2.8 million in the first quarter of 2002 to $3.8 million in the first quarter of 2003.  As a percentage of revenues, gross profit increased from 20.4% in the first quarter of 2002 to 25.0% in the first quarter of 2003.  The increase in gross profit was primarily due to the increase in revenues from the transportation and site decontamination and decommissioning operations with higher gross margins.

CS income from operations increased $0.2 million from $1.2 million in the first quarter of 2002 to $1.5 million in the first quarter of 2003.  This increase is primarily attributable to increases in revenues, offset by higher selling, general and administrative expenses due to higher labor related expense and employee benefit expenses.

Commercial Processing and Disposal (“CPD”):

CPD revenues decreased by $1.3 million, or 6.4%, from $20.7 million in the first quarter of 2002 to $19.3 million in the first quarter of 2003.  This decrease was primarily the result of a $0.6 million decrease in revenues from a large component project, a decrease of $0.6 million in revenues relating to the fixed-based processing facility in Tennessee, and a $0.2 million decrease in revenues from the DCSF.  The decrease in revenues from the Tennessee fixed-based facility was due to a decrease in the volume of processed waste and a change in the mix of waste processed, partially offset by an increase in the price of the waste processed.

Gross profit from CPD decreased by $1.5 million, or 30.4%, from $4.8 million in the first quarter of 2002 to $3.4 million in the first quarter of 2003.  As a percentage of revenues, gross profit decreased from 23.4% in the first quarter of 2002 to 17.4% in the first quarter of 2003.  The decrease in gross profit was primarily attributable to the commercial processing operation in Tennessee.  In 2002, this operation recognized a favorable burial expense adjustment relating to a more favorable mix of waste than anticipated on a significant high radiation project completed in 2002.  In addition, this operation had higher decontamination and decommissioning expense due to the adoption of Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), Accounting for Asset Retirement Obligations, higher utility expense, and expenses relating to production supplies.  Offsetting these expenses were lower secondary waste and transportation expenses.

CPD income from operations decreased $0.8 million from $1.7 million in the first quarter of 2002 to $0.9 million in the first quarter of 2003.  This decrease was primarily attributable to lower gross profit and higher selling, general and administrative expenses.  Selling, general and administrative expenses were higher due to higher employee benefit expenses, which was partially offset by lower personnel related expenses due to a work force reduction in 2002.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expense increased $0.7 million, or 9.7%, from $7.3 million in the first quarter of 2002 to $8.0 million in the first quarter of 2003.  The increase in selling, general and administrative expense was primarily attributable to higher employee benefit expenses and information systems related expenses, which was offset by lower personnel related expense due to a work force reduction in 2002.

Interest expense, net of interest income, decreased by $0.6 million from $1.7 million in the first quarter of 2002 to $1.1 million in the first quarter of 2003.  The decrease was the result of the lower average borrowings and lower interest rates.

Income taxes decreased from $1.7 million in the first quarter of 2002 to $1.6 million in the first quarter of 2003. The Company’s effective tax rate was 40.0% and 40.5% in the first quarter of 2003 and 2002, respectively.

The Company recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax relating to the adoption of SFAS No. 143.  (See note 3 in the Notes to Condensed Consolidated Financial Statements.)

Liquidity and Capital Resources

The Company used $0.6 million in cash flows from operating activities in the first quarter of 2003, primarily from an increase in the investment in working capital of $6.2 million, which was partially offset by income from operations before depreciation and amortization of $3.2 million and the cumulative effect of a change in accounting principle of $2.4 million.  During the three months ended March 31, 2002, the Company’s operating activities provided net cash of $12.2 million.  The net cash provided by operating activities in the first quarter of 2002 was primarily generated by $5.4 million in income from operations before depreciation and amortization and the reduction in the investment in working capital of $6.7 million.  Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina. Under South Carolina law, the Company is required to bill customers based on the amounts agreed upon with the State. On an annual basis, following the State’s fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year. During the three months ended March 30, 2003, the Company had collected approximately $3.0 million, net of allowable costs from waste processing activity plus an applicable margin, from customers of the waste disposal facility that will be remitted to the state in July 2003.

The Company used approximately $1.2 million in cash flows for investing activities for purchases of property and equipment in the first quarter of 2003.

Net cash provided by financing activities consisted of proceeds from short-term borrowings under the Company’s bank credit facility, largely offset by repayments of long-term debt.

At December 31, 2002, the Company’s amended credit facility consisted of a five year $40.0 million revolving line of credit (which included temporary limits from $15.0 million to $35.0 million to meet certain working capital requirements of the Company), a five year $50.0 million term loan, and a six and one-half year $40.0 million term loan.  The term loans must be repaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement.  Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or, at the Company’s option, the prime rate plus an applicable margin.  The applicable margin is determined based on the Company’s performance and can range from 2.75% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings.  The facility required the Company to maintain certain financial ratios and restricted the payment of dividends on the Company’s common stock and preferred stock and the Company’s ability to make acquisitions.  At March 30, 2003 the Company had accrued dividends of $2.8 million on its outstanding convertible redeemable preferred stock, which are included in other noncurrent liabilities on the consolidated balance sheets.

In accordance with the terms of the March 2002 amendment to the Company’s bank credit agreement, the amount of available borrowings under the revolving line of credit after February 28, 2003 would be determined by the Company’s lenders.  On February 28, 2003, the bank credit agreement was amended to reset the amount of available borrowings under the revolving line of credit as well as to adjust certain covenants.  Such covenants included several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly, or annual basis.  The amendment required a fee of approximately $115,000 and the payment of certain other fees and expenses.  Under the amendment, the Company has no temporary limits under the $40.0 million revolving line of credit.  In addition, the amended facility permits the Company to restart the payment of dividends on the Company’s 8% Cumulative Convertible Redeemable Preferred Stock in 2003, pay accrued dividends on the Convertible Preferred Stock in 2004, and make permitted acquisitions, subject to the satisfaction of certain conditions set forth in the amended credit agreement.  At March 30, 2003, after giving effect to this amendment, $31.0 million of additional borrowings were available under the revolving credit portion of the credit facility. As of March 30, 2003 the Company had $3.4 of outstanding borrowings under its revolving line of credit facility, $19.9 million of five year term loans bearing interest at LIBOR plus 3.00% (4.27%) and $38.6 million of six and one-half year term loans bearing interest at LIBOR plus 3.50% (4.77%).

The following table summarizes the Company’s contractual cash obligations as of March 30, 2003 (in 000’s):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$10,400	$36,566	$11,583	$—	$58,549
Capital leases	349	234	—	—	583
Operating leases	2,609	3,326	617	67	6,619
Convertible preferred stock dividends	1,260	2,520	—	—	3,780

The Company has issued and outstanding 157,525 shares of Convertible Preferred Stock that is initially convertible into the Company’s common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on February 5, 2004 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Convertible

Preferred Stock.

The Company believes that cash flows from operations, cash resources at March 30, 2003 and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend payments of approximately $0.3 million, for at least the next twelve months.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk relates to changing interest rates. At March 30, 2003, the Company had floating rate long-term debt of $61.9 million, of which the current portion is $10.4 million. Average outstanding borrowings under the revolving credit portion of the credit facility were $0.11 million during the three months ended March 30, 2003. The Company has not purchased any interest rate derivative instruments but may do so in the future. In addition, the Company does not have any material foreign currency or commodity risk.

Item 4.             Controls and Procedures

Within 90 days prior to the date of this report, the Company carried out, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information which is required to be included in the periodic reports that the Company must file with the Securities and Exchange Commission.

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

Part II Other Information

Item 1.             Legal Proceedings

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of legal proceedings.

Item 3.             Defaults Upon Senior Securities

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 6.             Exhibits and Reports on Form 8-K

a.              Exhibits

See accompanying Index to Exhibits.

b.             Reports

Current report on Form 8-K filed on March 28, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated:	May 12, 2003	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

Dated:	May 12, 2003	BY:	/s/ William M. Bambarger, Jr.
William M. Bambarger, Jr
Corporate Controller

CERTIFICATIONS

I, Robert E. Prince, Chief Executive Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Duratek, Inc. (“Duratek”);

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

4.             Duratek’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of Duratek’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             Duratek’s other certifying officer and I have disclosed, based on our most recent evaluation, to Duratek’s auditors and the audit committee of Duratek’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect Duratek’s ability to record, process, summarize and report financial data and have identified for Duratek’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in Duratek’s internal controls; and

6.             Duratek’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 12, 2003	BY:	/s/ Robert E. Prince
Robert E. Prince
Chief Executive Officer

I, Robert F. Shawver, Chief Financial Officer, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Duratek, Inc. (“Duratek”);

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

4.             Duratek’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Duratek and we have:

a)                                      designed such disclosure controls and procedures to ensure that material information relating to Duratek, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)                                     evaluated the effectiveness of Duratek’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)                                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             Duratek’s other certifying officer and I have disclosed, based on our most recent evaluation, to Duratek’s auditors and the audit committee of Duratek’s board of directors (or persons performing the equivalent functions):

a)                                      all significant deficiencies in the design or operation of internal controls which could adversely affect Duratek’s ability to record, process, summarize and report financial data and have identified for Duratek’s auditors any material weaknesses in internal controls; and

b)                                     any fraud, whether or not material, that involves management or other employees who have a significant role in Duratek’s internal controls; and

6.             Duratek’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:	May 12, 2003	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

EXHIBITS INDEX

Exhibit No.
3.1

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)

3.2	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement No. 33-2062.

4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3

Stockholders Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4

Registration Rights Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

10.1	1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

10.2

License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

Exhibit No.
10.3

Amended and Restated Credit Agreement dated as of June 8, 2000 by and among GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates LLC, Chem-Nuclear Systems L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., the Lenders party thereto, First Union National Bank, as Administrative Agent, Credit Lyonnais New York Branch, as Documentation Agent, Fleet National Bank, as Syndication Agent, and First Union Securities, Inc., as Lead Arranger and Book Manager. Incorporated herein by reference to Exhibit 99.4 to the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.4

Second Amended and Restated Security Agreement dated as of June 8, 2000 made by GTS Duratek, Inc., GTS Duratek Bear Creek, Inc., GTS Duratek Colorado, Inc., Hittman Transport Services, Inc., GTS Instrument Services, Incorporated, General Technical Services, Inc., GTSD Sub III, Inc., GTSD Sub IV, Inc., Frank W. Hake Associates, L.L.C., Chem-Nuclear Systems, L.L.C., Waste Management Federal Services, Inc., Waste Management Federal Services of Idaho, Inc., Waste Management Federal Services of Hanford, Inc., Waste Management Technical Services, Inc., Waste Management Geotech, Inc., and First Union National Bank, as Collateral Agent. Incorporated herein by reference to Exhibit 99.5 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.5

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.6

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.7	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant’s 2000 Proxy Statement. (File No. 0-14292)

10.8

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.9

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Exhibit No.

10.10

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.11

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.12

Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.13

Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.14

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.15

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke.  Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.16	Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.17

Fourth Amendment to Credit Agreement dated as of February 28, 2003 made by Duratek, Inc., as borrower and as agent for the Subsidiary Borrowers, the Lenders party to the Credit Agreement, and Wachovia Bank, National Association, as Administrative Agent. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.18	Duratek, Inc. Deferred Compensation Plan. Filed herewith.