Form 10-Q
period 2003-06-29
DURATEK INC
filed 2003-08-11
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of August 7, 2003:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,564,855

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

Part I                 Financial Information

Item 1.             Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	June 29, 2003	December 31, 2002
	(unaudited)	*
Assets
Current assets:
Cash	$16,285	$2,323
Accounts receivable, net	54,257	48,420
Income taxes receivable	1,140	1,140
Cost and estimated earnings in excess of billings on uncompleted contracts	16,889	12,828
Prepaid expenses and other current assets	4,973	7,915
Deferred income taxes	2,168	2,168
Total current assets	95,712	74,794

Property, plant and equipment, net	72,404	69,287
Goodwill	70,797	70,797
Other intangible assets	5,197	5,675
Decontamination and decommissioning trust fund	19,783	19,693
Retainage	7,782	4,969
Other assets	7,234	8,917
Total assets	$278,909	$254,132

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Accounts payable	10,172	13,911
Accrued expenses and other current liabilities	59,473	41,147
Unearned revenues	18,363	16,476
Waste processing and disposal liabilities	9,523	9,936
Total current liabilities	107,931	91,870

Long-term debt, less current portion	48,149	50,749
Facility and equipment decontamination and decommissioning liabilities	38,790	28,778
Other noncurrent liabilities	961	4,472
Deferred income taxes	1,040	2,649
Total liabilities	196,871	178,518

Redeemable preferred stock (liquidation value $18,588)	15,752	15,752

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,169,260 shares in 2003 and 15,142,419 shares in 2002	152	151
Capital in excess of par value	77,847	77,715
Accumulated deficit	(1,977)	(8,108)
Treasury stock at cost, 1,612,376 shares in 2003 and 2002	(9,577)	(9,577)
Deferred compensation	(159)	(319)
Total stockholders’ equity	66,286	59,862

Total liabilities and stockholders’ equity	$278,909	$254,132

*  The Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited Consolidated Balance Sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Revenues	$76,790	$72,100	$140,620	$141,524
Cost of revenues	57,535	56,427	108,096	112,667

Gross profit	19,255	15,673	32,524	28,857

Selling, general and administrative expenses	7,240	7,431	15,273	14,751

Income from operations	12,015	8,242	17,251	14,106

Interest expense, net	(1,098)	(1,439)	(2,163)	(3,106)
Other income (expense)	66	201	(45)	201

Income before income taxes, proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	10,983	7,004	15,043	11,201

Income taxes	4,393	2,836	6,017	4,536

Income before proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	6,590	4,168	9,026	6,665

Proportionate share of income (loss) of joint ventures	(7)	(37)	149	(74)

Net income before cumulative effect of a change in accounting principle	6,583	4,131	9,175	6,591

Cumulative effect of a change in accounting principle, net of tax	—	—	(2,414)	—

Net income	6,583	4,131	6,761	6,591

Preferred stock dividends and charge for accretion	(315)	(315)	(630)	(649)

Net income attributable to common stockholders	$6,268	$3,816	$6,131	$5,942

Weighed average common stock outstanding:
Basic	13,552	13,500	13,542	13,498
Diluted	19,375	19,013	19,322	19,096

Net income (loss) per share:
Basic
Before cumulative effect of a change in accounting principle	$0.46	$0.28	$0.63	$0.44
Cumulative effect of a change in accounting principle	—	—	(0.18)	—
	$0.46	$0.28	$0.45	$0.44

Diluted
Before cumulative effect of a change in accounting principle	$0.34	$0.22	$0.47	$0.35
Cumulative effect of a change in accounting principle	—	—	(0.12)	—
	$0.34	$0.22	$0.35	$0.35

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of dollars)

	Six months ended
	June 29, 2003	June 30, 2002

Cash flows from operating activities:
Net income	$6,761	$6,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,097	5,887
Cumulative effect of a change in accounting principle	2,414	—
Stock compensation expense	159	159
Proportionate share of (income) loss of joint ventures, net of distributions	(88)	74
Changes in operating assets and liabilities:
Accounts receivable, net	(5,224)	(7,213)
Costs and estimated earnings in excess of billings on uncompleted contracts	(4,061)	(1,530)
Prepaid expenses and other current assets	2,592	535
Accounts payable, and accrued expenses and other current liabilities	12,173	7,402
Unearned revenues	1,887	4,778
Waste processing and disposal liabilities	(413)	55
Facility and equipment decontamination and decommissioning liabilities	407	722
Retainage	(2,812)	(1,404)
Other	153	402
Net cash provided by operating activities	20,045	16,458

Cash flows from investing activities:
Additions to property, plant and equipment	(2,491)	(1,165)
Other	(179)	(55)
Net cash used in investing activities	(2,670)	(1,220)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	4,048
Net repayments of borrowings under revolving credit facility	—	(12,500)
Repayments of long-term debt	(2,600)	(5,451)
Repayments of capital lease obligations	(217)	(190)
Preferred stock dividends paid	(315)	—
Deferred financing costs	(413)	(1,098)
Proceeds from issuance of common stock	132	—
Net cash used in financing activities	(3,413)	(15,191)
Net increase in cash	13,962	47

Cash, beginning of period	2,323	441

Cash, end of period	$16,285	$488

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

1.                                      Principles of Consolidation and Basis of Presentation

(a)         Principles of Consolidation

The accompanying unaudited consolidated financial statements of Duratek, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  All significant intercompany balances and transactions have been eliminated in consolidation.  Investments in subsidiaries and joint ventures in which the Company does not have control or majority ownership are accounted for under the equity method.

All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.  Results of interim periods are not necessarily indicative of results to be expected for the year as a whole.  The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.  The information contained in these interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission.

(b)         Fiscal Quarters

The Company’s year ends on December 31, while the first three fiscal quarters of each year ends on the Sunday nearest to the last day of each such calendar quarter.  The financial results presented herein are as of June 29, 2003 and for the three and six months ended June 29, 2003 and June 30, 2002.

(c)          Reclassifications

Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.  The Company reclassified costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues.  Amounts for all periods presented have been reclassified to conform to this presentation.  Certain amounts relating to accrued expenses and other current liabilities, unearned revenues, and facility and equipment decontamination and decommissioning liabilities pertaining to the December 31, 2002 balance sheet have been reclassified to conform to the presentation for 2003.

2.                                      Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill is not amortized, but tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company tested its goodwill as of January 1, 2003 and 2002 in accordance with the standard and concluded that no impairment charge was required.

Other intangibles subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility.  Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.  Other intangible assets, net of accumulated amortization as of June 29, 2003 and December 31, 2002 were $5,197 and $5,675, respectively.  Aggregate amortization expense was $245 and $489 for the three and six months ended June 29, 2003 and $528 and $836 for the three and six months ended June 30, 2002, respectively.  Anticipated annual amortization expense for the five years beginning January 1, 2003 is $984.

3.                                      Retainage

Retainage represents amounts billable but withheld due to a contract provision.  Until the satisfaction of this provision, these amounts are classified as retainage.  As of June 29, 2003 and December 31, 2002, the Company had retainage balances of $8,272 and $7,168, respectively, of which $490 and $2,199, respectively, are expected to be collected in the next 12 months and are included in prepaid expense and other current assets in the consolidated balance sheets.

4.                                      Decontamination and Decommissioning Liabilities

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

On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  The Company is also required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

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

The Company’s D&D liabilities consist of the following as of June 29, 2003 and December 31, 2002:

	June 29, 2003	December 31, 2002
Facilities & equipment ARO	$19,007	$—
Facilities & equipment D&D	—	9,085
Barnwell closure	19,783	19,693
	$38,790	$28,778

The Company recognized D&D expense of $198 and $406 during the three and six months ended June 29, 2003 and $205 and $456 for the three and six months ended June 30, 2002, respectively.  Had the Company adopted SFAS No. 143 on January 1, 2002, the Company’s net income before cumulative effect of a change in accounting principle and the per diluted share net income before cumulative effect of a change in accounting principle would have been $3,929 and $0.21 for the three months ended June 30, 2002 and $6,205 and $0.33 for the six months ended June 30, 2002, respectively.

The following is a reconciliation of the Company’s facility & equipment ARO from January 1, 2003 to June 29, 2003:

Balance at January 1, 2003	$18,601
Accretion expense, included in cost of revenues	406
Balance at June 29, 2003	$19,007

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

5.                                      8% Cumulative Convertible Redeemable Preferred Stock

The Company has issued and outstanding 157,472 shares of Convertible Preferred Stock that is initially convertible into the Company’s common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on September 30, 2005 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Convertible Preferred Stock.  Accrued and unpaid dividends as of June 29, 2003 and December 31, 2002 were $2,862 and $2,520, respectively.

6.                                      Commitments and Contingencies

The Company is required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  The Company does not directly post a financial assurance instrument for its subcontractors.  As of June 29, 2003, the Company had outstanding assurance instruments of $18,252, including $5,588 letters of credit and $12,664 surety bonds, which expire at various contract completion dates.  The Company has entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if the Company failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under the Company’s bank credit agreement up to $15,000 as a sublimit to the $40,000 revolving line of credit.  The Company’s bank credit agreement limits the amount of outstanding surety bonds to $25,000.  Since the filing of the Company’s December 31, 2002 annual report on Form 10-K, no material changes to financial or performance assurances to clients have occurred.

7.                                      Pro forma Disclosures of Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock Based Compensation- Transition and Disclosure, established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS Nos. 123 and 148. The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and six months ended June 29, 2003 and June 30, 2002:

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income attributable to common stockholders	$6,268	$3,816	$6,131	$5,942

Income impact of assumed conversions - preferred stock dividends and charges for accretion	315	315	630	649

Net income attributable to common stockholders assuming conversion	6,583	4,131	6,761	6,591

Add stock-based employee compensation expense included in reported net income, net of tax	8	8	16	16

Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	260	262	520	524

Pro forma net income attributable to common stockholders assuming conversion	6,331	3,877	6,257	6,083

Plus: Cumulative effect of a change in accounting principle, net of tax	—	—	2,414	—

Pro forma net income before cumulative effect of a change in accounting principle	$6,331	$3,877	$8,671	$6,083

Pro forma net income per diluted share:
Before cumulative effect of a change in accounting principle	$0.33	$0.20	$0.45	$0.32
Cumulative effect of a change in accounting principle	—	—	(0.12)	—
	$0.33	$0.20	$0.33	$0.32

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 29, 2003 and June 30, 2002:

	Six months ended
	June 29, 2003	June 30, 2002

Risk free interest rate	3.86%	3.83%
Expected volatility	65%	63%
Expected life	4 years	4 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$3.31	$3.25

8.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in the earnings of the Company.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and six months ended June 29, 2003 and June 30, 2002 consist of the following:

	Three months ended		Six months ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Numerator:
Net income attributable to common stockholders	$6,268	$3,816	$6,131	$5,942

Plus: Income impact of assumed conversions - preferred stock dividends and charges for accretion	315	315	630	649

Net income attributable to common stockholders assuming conversion	6,583	4,131	6,761	6,591

Plus: Cumulative effect of a change in accounting principle, net of tax	—	—	2,414	—

Net income before cumulative effect of a change in accounting principle	$6,583	$4,131	$9,175	$6,591

Denominator:
Weighted-average shares outstanding	13,552	13,500	13,542	13,498

Effect of dilutive securities:
Incremental shares from assumed convertion of:
Employee stock options	428	168	390	271
Restricted stock	144	94	139	76
Convertible redeemable preferred stock	5,251	5,251	5,251	5,251
	5,823	5,513	5,780	5,598

Diluted-weighted average common shares outstanding	19,375	19,013	19,322	19,096

Net income (loss) per share:

Basic
Before cumulative effect of a change in accounting principle	$0.46	$0.28	$0.63	$0.44
Cumulative effect of a change in accounting principle	—	—	(0.18)	—
	$0.46	$0.28	$0.45	$0.44
Diluted
Before cumulative effect of a change in accounting principle	$0.34	$0.22	$0.47	$0.35
Cumulative effect of a change in accounting principle	—	—	(0.12)	—
	$0.34	$0.22	$0.35	$0.35

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income per share because the effect would have been anti-dilutive were 211 for the three and six months ended June 29, 2003 and 711 for the three and six months ended June 30, 2002.

9.                                      Segment Reporting

The Company has three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2003, the Company realigned its reporting segments to include the results of its Memphis operations to Commercial Services operations from its Commercial Processing and Disposal operations.  The impact of this change was not significant and all amounts presented have been revised to be consistent for all periods presented.  The following is a brief description of each of the segments:

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

	For the Three Months Ended June 29, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$32,845	$20,526	$23,419	$—	$76,790

Income from operations	2,282	5,960	3,773	—	12,015

Interest expense, net	—	—	—	(1,098)	(1,098)

Income taxes	—	—	—	4,393	4,393

Proportionate share of loss of joint ventures	(7)	—	—	—	(7)

Depreciation and amortization expense	144	608	1,650	676	3,078

Capital expenditures for additions to property, plant and equipment	37	912	308	61	1,318

	For the Three Months Ended June 30, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$31,139	$16,668	$24,293	$—	$72,100

Income from operations	3,304	1,718	3,220	—	8,242

Interest expense, net	—	—	—	(1,439)	(1,439)

Income taxes	—	—	—	2,836	2,836

Proportionate share of loss of joint ventures	—	—	—	(37)	(37)

Depreciation and amortization expense	107	495	1,531	829	2,962

Capital expenditures for additions to property, plant and equipment	365	99	79	272	815

	As of and for the Six Months Ended June 29, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$62,103	$35,755	$42,762	$—	$140,620

Income from operations	5,203	7,419	4,629	—	17,251

Interest expense, net	—	—	—	(2,163)	(2,163)

Income taxes	—	—	—	6,017	6,017

Proportionate share of income of joint ventures	149	—	—	—	149

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Depreciation and amortization expense	298	1,204	3,317	1,278	6,097

Long-lived assets (2)	33,634	54,420	58,028	2,316	148,398

Capital expenditures for additions to property, plant and equipment	71	1,400	866	154	2,491

Total assets	70,007	72,636	108,421	27,845	278,909

	As of and for the Six Months Ended June 30, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$66,377	$30,184	$44,963	$—	$141,524

Income from operations	6,279	2,940	4,887	—	14,106

Interest expense, net	—	—	—	(3,106)	(3,106)

Income taxes	—	—	—	4,536	4,536

Proportionate share of loss of joint ventures	—	—	—	(74)	(74)

Depreciation and amortization expense	267	919	3,240	1,461	5,887

Long-lived assets (2)	35,914	49,960	60,622	3,957	150,453

Capital expenditures for additions to property, plant and equipment	392	211	244	318	1,165

Total assets	80,814	69,439	106,063	22,057	278,373

(1)          Intercompany revenues have been eliminated.  Revenues by segment represents revenues earned based on third party billings to customers.

(2)          Long-lived assets include property, plant and equipment, goodwill, and other intangible assets.

10.                               New accounting pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 is effective for the Company for contracts executed after June 30, 2003.   The Company does not believe the impact of EITF 00-21 will be material to its consolidated financial statements.

Financial Accounting Standard Board (“FASB”) Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  The provisions of this Statement are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  Upon adoption, the redeemable preferred stock will be classified as a liability and this balance will include the accrued and unpaid dividends relating to the redeemable preferred stock.  As of June 29, 2003, the accrued and unpaid dividends relating to the redeemable preferred stock was $2,862.

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

The Company conducts its Commercial Processing and Disposal (“CPD”) operations at its two Tennessee locations: the Bear Creek Operations Facility in Oak Ridge and the Gallaher Road Operations Facility in Kingston.   The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility (“DCSF”) and the Barnwell Low-Level Radioactive Waste Management Disposal Facility.  The technologies used at the Tennessee based processing operations include incineration, compaction, metal decontamination and recycling, and Green is Clean.  CPD customers primarily include nuclear utilities and government agencies.

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

Contract Revenue and Cost Recognition

The FS and CS operations have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies.  The Company’s services are provided under time-and-materials, fixed unit rate, cost-plus-fixed-fee, and fixed-price contracts.  Under time-and-materials contracts the Company records revenues based on costs incurred at agreed upon contractual rates.  For fixed unit rate contracts, the Company recognizes revenues as units are processed in accordance with the contract.  For cost-plus-fixed-fee contracts, the Company records revenue based upon costs incurred and a proportionate amount of the fixed-fee or percentage stipulated in the contract.  For fixed-price contracts, the Company recognizes revenue based upon applying the ratio of current cumulative costs incurred to total estimated cost at completion.  The Company considers the nature of the work involved in determining whether such measures are appropriate.  Cumulative revenues recognized may be less or greater than cumulative costs and profits billed at any point in time during a contract’s term.  The resulting difference is recognized as costs and estimated earnings in excess of billings on uncompleted contracts, a current asset, or unearned revenues, a current liability.  Contracts typically provide for billing of costs incurred and estimated earnings on a monthly or quarterly basis.  The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications.  The Company receives award fees on certain Federal government contracts which are accrued when estimable and collection is reasonably assured.  Provisions for estimated losses on individual contracts are made in the period in which the loss was identified.  Contract acquisition costs are expensed as incurred.

Any estimation process, including that used in preparing contract estimates, involves inherent risk. The Company reduces the inherent risk relating to revenue and cost estimates through corporate policy, approval and monitoring processes, which includes a detailed monthly review and status report to management of all significant contracts with such risk.

D&D Liabilities

The Company has responsibility related to the cost to D&D the facilities and equipment in Tennessee and South Carolina and equipment used at customer sites in the CS operations.  Such costs will generally be paid upon closure of such facilities or disposal of such equipment.

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

On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  The Company is also required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.  Upon adoption of SFAS No. 143, the Company recognized the following changes to the Company’s consolidated financial statements: increase property, plant and equipment by $5.5 million and increase facility and equipment D&D liabilities by $9.5 million.  The Company recognized a $2.4 million cumulative effect of a change in accounting principle, net of tax ($4.0 million pre-tax).

The Company’s D&D liabilities as of June 29, 2003 consists of facility and equipment ARO of $19.0 million and Barnwell closure of $19.8 million.

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

The Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, on January 1, 2002.  As of June 29, 2003, the Company had $70.8 million of goodwill and $5.2 million of intangible assets with estimable useful lives on its consolidated balance sheet.  The Company does not have any other intangible assets with indefinite useful lives.

Goodwill is not amortized, but tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company tested its goodwill as of January 1, 2003 and 2002 in accordance with the standard and concluded that no impairment charge was required.

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

Results of Operations

The table below sets forth certain consolidated statement of operations information for the three and six months ended June 29, 2003 and June 30, 2002.  Certain amounts for 2002 have been reclassified to conform to the presentation for 2003.  In the fourth quarter of 2002, the Company reclassified costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues.  The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

The Company’s year ends on December 31, while the first three fiscal quarters of each year ends on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three and six months ended June 29, 2003 and June 30, 2002.

	Three months ended		Six months ended
(in thousands)	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
	(unaudited)		(unaudited)
Revenues	$76,790	$72,100	$140,620	$141,524
Cost of revenues	57,535	56,427	108,096	112,667
Gross profit	19,255	15,673	32,524	28,857
Percent of revenues	25.1%	21.7%	23.1%	20.4%

Selling, general and administrative expenses	7,240	7,431	15,273	14,751
Percent of revenues	9.4%	10.3%	10.9%	10.4%
Income from operations	12,015	8,242	17,251	14,106
Percent of revenues	15.6%	11.4%	12.3%	10.0%

Interest expense, net	(1,098)	(1,439)	(2,163)	(3,106)
Other income (expense)	66	201	(45)	201
Income taxes	4,393	2,836	6,017	4,536
Proportionate share of income (loss) of joint ventures	(7)	(37)	149	(74)
Net income before cumulative effect of a change in accounting principle	6,583	4,131	9,175	6,591

Cumulative effect of a change in accounting principle, net of tax	—	—	(2,414)	—
Net income	6,583	4,131	6,761	6,591

Preferred stock dividends and charges for accretion	(315)	(315)	(630)	(649)

Net income attributable to common stockholders	$6,268	$3,816	$6,131	$5,942

Second Quarter of 2003 As Compared To Second Quarter of 2002

Duratek, Inc.

Revenues for the Company increased by $4.7 million, or 6.5%, from $72.1 million in the second quarter of 2002 to $76.8 million in the second quarter of 2003.  This increase was the result of increases in the revenues from the CS operations and the FS operations, slightly offset by a decrease in revenues in the CPD operations.  Gross profit for the Company increased by $3.6 million, or 22.9%, from $15.7 million in the second quarter of 2002 to $19.3 million in the second quarter of 2003.  The increase in gross profit was the result of an increase in gross profit from the CS operations, partially offset by decreases in gross profit from the FS and CPD operations.  As a percentage of revenues, gross profit increased from 21.7% in the second quarter of 2002 to 25.1% in the second quarter of 2003.  The increase in gross profit as a percentage of revenues was primarily a result of the successful completion of a transportation and logistics contract and high margins earned on certain non-recurring contract work during the second quarter of 2003.  Selling, general and administrative expenses decreased by $0.2 million, or 2.6%, from $7.4 million in the second quarter of 2002 to $7.2 million in the second quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses decreased from 10.3% in the second quarter of 2002 to 9.4% in the second quarter of 2003.  The decrease in selling, general and administrative expense was primarily attributable to lower employee benefit and personnel expenses, primarily relating to a reduction in work force in 2002, and lower bank related fees, which was offset by higher professional services fees, bid and proposal expense, and information systems related expenses.

The following table summarizes revenues, gross profit, and income from operations by business segments for the periods presented:

	Three months ended
(in thousands)	June 29, 2003	June 30, 2002
	(unaudited)

Federal Services
Revenues	$32,845	$31,139
Gross profit	5,205	6,048
Income from operations	2,282	3,304

Commercial Services
Revenues	$20,526	$16,668
Gross profit	8,258	3,502
Income from operations	5,960	1,718

Commercial Processing and Disposal
Revenues	$23,419	$24,293
Gross profit	5,792	6,123
Income from operations	3,773	3,220

Federal Services (“FS”):

FS revenues increased by $1.7 million, or 5.5%, from $31.1 million in the second quarter of 2002 to $32.8 million in the second quarter of 2003.  The increase in revenues was primarily due to new work, changes in work scope, and the renegotiation of an award fee contract.  The increase in revenues was also attributable to a loss provision recognized in the second quarter of 2002.   Incremental revenues of $2.6 million in the second quarter of 2003 related primarily to the award of new work on the West Remediation Operations along the Hanford River Corridor and the Depleted Uranium Hexflouride (“DUF6”) project.  Revenues increased $1.5 million on the K-27/K-27 Gaseous Diffusion Plant project due to the transition from the site mobilization phase to the asbestos abatement phase.  Revenues increased by $1.0 million relating to a contract with the Federal government that has an award fee.  This award fee was renegotiated in the first quarter of 2003.  These increases were offset by decreases in revenues of approximately $5.1 million.  Revenues decreased $2.2 million due to a reduction in labor expense on the Hanford Management Project, which is a cost-plus-fixed-fee contract.  Revenues relating to the Environmental Management Waste Management Facility (“EMWMF”) contract decreased by $1.9 million.  During the second quarter of 2002, revenues of $2.5 million were recognized relating to costs incurred during the construction phase of this contract.  During the second quarter of 2003, the Company recognized $0.6 million in revenues on this contract related to the operation and maintenance of this facility, which will be ongoing.  In addition, revenues decreased by $1.0 million relating to the River Protection Project (“RPP”) Vitrification projects due to a decrease in contract costs incurred.

Gross profit from FS decreased by $0.8 million, or 13.9%, from $6.0 million in the second quarter of 2002 to $5.2 million in the second quarter of 2003.  As a percentage of revenues, gross profit decreased from 19.4% in the second quarter of 2002 to 15.8% in the second quarter of 2003.  The decrease in gross profit was primarily related to losses realized on the EMWMF contract and the West Remediation Operations along the Hanford River Corridor.  The losses on the EMWMF contract were primarily attributable to costs incurred due to weather related conditions at the disposal site.  These decreases were partially offset by the renegotiated Federal government award fee contract, work performed at Los Alamos National Laboratory in the second quarter of 2003 that provided high margins, and revenues from the settlement with the Federal government on a previously unallowable expense.

FS income from operations decreased by $1.0 million from $3.3 million in the second quarter of 2002 to $2.3 million in the second quarter of 2003.  This decrease was primarily attributable to the decrease in gross profit and higher selling, general and administrative expenses in the second quarter of 2003 due to expenses incurred related to bid and proposal work.

Commercial Services (“CS”):

CS revenues increased by $3.8 million, or 23.1%, from $16.7 million in the second quarter of 2002 to $20.5 million in the second quarter of 2003.  The increase in revenues was primarily due to $2.6 million in revenues from the successful completion of a transportation and logistics contract, $0.9 million relating to a site decontamination and decommissioning project, and $0.7 million from the transportation services operations relating to a change in the competitive environment that includes the loss of a competitor.

Gross profit from CS increased by $4.8 million, or 135.8%, from $3.5 million in the second quarter of 2002 to $8.3 million in the second quarter of 2003.  As a percentage of revenues, gross profit increased from 21.0% in the second quarter of 2002 to 40.2% in the second quarter of 2003.  The increase in gross profit was primarily due to the successful completion of a transportation and logistics contract and high margins earned on certain non-recurring contract work.

CS income from operations increased $4.2 million from $1.7 million in the second quarter of 2002 to $5.9 million in the second quarter of 2003.  This increase was primarily attributable to increases in gross profit.

Commercial Processing and Disposal (“CPD”):

CPD revenues decreased by $0.9 million, or 3.6%, from $24.3 million in the second quarter of 2002 to $23.4 million in the second quarter of 2003.  In the second quarter of 2002, revenues of $1.3 million were recognized relating to a large component project in Memphis and revenues of $1.3 million were recognized by the Barnwell low-level radioactive waste disposal operation relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost.  The Barnwell Operating Rights revenue related to the amortization expense since July 1, 2000.  In the second quarter of 2003, increases in revenues of $1.0 million were realized from the Barnwell operation, primarily relating to disposal work performed on a transportation and logistics contract at the Barnwell low-level radioactive waste disposal site, and a $0.5 million increase in revenues by the fixed-based processing facility in Tennessee.

Gross profit from CPD decreased by $0.3 million, or 5.4%, from $6.1 million in the second quarter of 2002 to $5.8 million in the second quarter of 2003.  As a percentage of revenues, gross profit decreased from 25.2% in the second quarter of 2002 to 24.7% in the second quarter of 2003.  The decrease in gross profit was primarily attributable to the revenues recognized by the Barnwell operation in the second quarter of 2002 relating to the amortization expense of the Barnwell Operating Rights.  Gross profit relating to the fixed-based processing facility in Tennessee increased by $0.6 million due to lower burial expense as a result of a decrease in burial volumes and due to lower production related expenses.  In the second quarter of 2002, approximately $0.8 million in production related expenses were incurred relating to a large component project.

CPD income from operations increased $0.6 million from $3.2 million in the second quarter of 2002 to $3.8 million in the second quarter of 2003.  This increase was primarily attributable to lower selling, general and administrative expenses as a result of a work force reduction in 2002.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expense decreased $0.2 million, or 2.6%, from $7.4 million in the second quarter of 2002 to $7.2 million in the second quarter of 2003.  The decrease in selling, general and administrative expense was primarily attributable to lower employee benefit and personnel expenses, primarily relating to a reduction in work force in 2002, and lower bank related fees, which was offset by higher professional services fees, bid and proposal expense, and information systems related expenses.

Interest expense, net of interest income, decreased by $0.3 million from $1.4 million in the second quarter of 2002 to $1.1 million in the second quarter of 2003.  The decrease was the result of the lower average borrowings and lower interest rates.

Income taxes increased from $2.8 million in the second quarter of 2002 to $4.4 million in the second quarter of 2003. The Company’s effective tax rate was 40.0% and 40.5% in the second quarter of 2003 and 2002, respectively.

Six Months Ended June 29, 2003 As Compared To Six Months Ended June 30, 2002

Duratek, Inc.

Revenues for the Company decreased by $0.9 million, or 0.6%, from $141.5 million during the six months ended June 30, 2002 to $140.6 million during the six months ended June 29, 2003.  This decrease was the result of decreases in revenues from the FS and CPD operations, partially offset by an increase in revenues from the CS operations.  Gross profit for the Company increased $3.6 million, or 12.7%, from $28.9 million during the six months ended June 30, 2002 to $32.5 million during the six months ended June 29, 2003.  The increase in gross profit was the result of an increase in gross profit from the CS operations, partially offset by a decrease in gross profit from the CPD operations and, to a lesser extent, the FS operations.  As a percentage of revenues, gross profit increased from 20.4% during the six months ended June 30, 2002 to 23.1% during the six months ended June 29, 2003.  The increase in gross profit as a percentage of revenues was primarily a result of the successful completion of a transportation and logistic contract and high margins earned on certain non-recurring contract work.  Selling, general and administrative expenses increased by $0.5 million, or 3.5%, from $14.8 million during the six months ended June 30, 2002 to $15.3 million during the six months ended June 29, 2003.  As a percentage of revenues, selling, general and administrative expenses increased from 10.4% during the six months ended June 30, 2002 to 10.9% during the six months ended June 29, 2003.  The increase in selling, general and administrative expense was primarily attributable to higher professional services fees, bid and proposal expense, and information systems related expenses, which was offset by lower employee benefit and personnel related expenses, primarily relating to a reduction in work force in 2002, and lower bank related fees.

The following table summarizes revenues, gross profit, and income from operations by business segments for the periods presented:

	Six months ended
(in thousands)	June 29, 2003	June 30, 2002
	(unaudited)

Federal Services
Revenues	$62,103	$66,377
Gross profit	11,299	11,646
Income from operations	5,203	6,279

Commercial Services
Revenues	$35,755	$30,184
Gross profit	12,067	6,254
Income from operations	7,419	2,940

Commercial Processing and Disposal
Revenues	$42,762	$44,963
Gross profit	9,158	10,957
Income from operations	4,629	4,887

Federal Services (“FS”):

FS revenues decreased by $4.3 million, or 6.4%, from $66.4 million during the six months ended June 30, 2002 to $62.1 million during the six months ended June 29, 2003.  The decrease was primarily due to $9.4 million in non-recurring revenues recognized during the six months ended June 30, 2002 relating to the EMWMF contract.  These revenues related to costs incurred during the construction phase of this contract.  During the six months ended June 29, 2003, the Company recognized $1.3 million in revenues on this contract related to the operation and maintenance of this facility, which will be ongoing.  In addition, revenues decreased by $2.3 million relating to staff augmentation work performed in 2002 that did not occur in 2003 and $2.7 million relating to the RPP Vitrification projects due to a decrease in contract costs incurred.  These decreases were partially offset by incremental revenues of $4.8 million recognized during the six months ended June 29, 2003 relating to the award of new work.  In addition, revenues increased by $2.3 million relating to a contract with the Federal government that has an award fee.  This award fee was renegotiated in the first quarter of 2003.

Gross profit from FS decreased by $0.3 million, or 3.0%, from $11.6 million during the six months ended June 30, 2002 to $11.3 million during the six months ended June 29, 2003.  The decrease in gross profit was primarily due to the EMWMF contract and the RPP Vitrification projects, offset by gross profit increases from a contract with the Federal government that has an award fee, the award of new work or additional work scope with higher gross margins, and the settlement with the Federal government on a previously unallowable expense.  The losses on the EMWMF contract were primarily attributable to costs incurred due to weather related conditions at the disposal site.  In addition, during the six months ended June 30, 2002, a loss reserve was recognized relating to work performed to clean up and close a DOE environmental technology site in Colorado.  As a percentage of revenues, gross profit increased from 17.5% during the six months ended June 30, 2002 to 18.2% during the six months ended June 29, 2003 primarily due to the Federal government award fee estimate.

FS income from operations decreased by $1.1 million from $6.3 million during the six months ended June 30, 2002 to $5.2 million during the six months ended June 29, 2003.  The decrease was primarily attributable to the decrease in gross profit and an increase in selling, general and administrative expenses related to bid and proposal work.

Commercial Services (“CS”):

CS revenues increased by $5.6 million, or 18.5%, from $30.2 million during the six months ended June 30, 2002 to $35.8 million during the six months ended June 29, 2003.  The increase in revenues was primarily due to $2.6 million in revenues relating to the successful completion of a transportation and logistics contract, $2.0 million from the transportation services operations relating to higher sales from the rental of casks and an increase in business due to a change in the competitive environment that includes the loss a competitor, $1.2 million relating to a site decontamination and decommissioning project, and $0.6 million due to the award of new work.  Offsetting these increases was a $1.3 million decrease in revenues from the radiological engineering services business relating to low margin work that is not being pursued in 2003.

Gross profit from CS increased by $5.8 million, or 93.0%, from $6.3 million during the six months ended June 30, 2002 to $12.1 million during the six months ended June 29, 2003.  As a percentage of revenues, gross profit increased from 20.7% during the six months ended June 30, 2002 to 33.7% during the six months ended June 29, 2003.  The increase in gross profit was primarily due to the successful completion of a transportation and logistics contract and high margins earned on certain non-recurring contract work.

CS income from operations increased $4.5 million from $2.9 million during the six months ended June 30, 2002 to $7.4 million during the six months ended June 29, 2003.  This increase was primarily attributable to increases in gross profit.

Commercial Processing and Disposal (“CPD”):

CPD revenues decreased by $2.2 million, or 4.9%, from $45.0 million during the six months ended June 30, 2002 to $42.8 million during the six months ended June 29, 2003.  In 2002, revenues of $1.9 million were recognized relating to a large component project in Memphis and revenues of $1.3 million were recognized by the Barnwell low-level radioactive waste disposal operation relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost.  The Barnwell Operating Rights revenue related to the amortization expense since July 1, 2000.  In 2003, revenues from the Barnwell operation increased by $1.2 million, net of revenues from the operating rights.  This was primarily related to disposal work performed on a transportation and logistics contract at the Barnwell low-level radioactive waste disposal site.

Gross profit from CPD decreased by $1.8 million, or 16.4%, from $11.0 million during the six months ended June 30, 2002 to $9.2 million during the six months ended June 29, 2003.  As a percentage of revenues, gross profit decreased from 24.4% during the six months ended June 30, 2002 to 21.4% during the six months ended June 29, 2003. The decrease in gross profit was primarily attributable to revenues recognized in 2002 by the Barnwell operation relating to the amortization expense of the Barnwell Operating Rights, which represented the revenue on the amortization expense since July 1, 2000. In addition, the fixed based processing facility in Tennessee had higher utility expense and expenses relating to production supplies.  Partially offsetting these expenses were lower secondary waste and transportation expenses.

CPD income from operations decreased $0.3 million from $4.9 million during the six months ended June 30, 2002 to $4.6 million during the six months ended June 29, 2003.  This decrease was primarily attributable to lower gross profit.  Selling, general and administrative expenses were lower due to lower personnel related expenses due to a work force reduction in 2002.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expense increased $0.5 million, or 3.5%, from $14.8 million during the six months ended June 30, 2002 to $15.3 million during the six months ended June 29, 2003.  The increase in selling, general and administrative expense was primarily attributable higher professional services fees, bid and proposal expense, and information systems related expenses, which was offset by lower personnel related expenses, primarily relating to a reduction in work force in 2002, lower employee benefit expenses included in selling, general and administrative expense, and lower bank related fees.

Interest expense, net of interest income, decreased by $0.9 million from $3.1 million during the six months ended June 30, 2002 to $2.2 million during the six months ended June 29, 2003.  The decrease was the result of the lower average borrowings and lower interest rates.

Income taxes increased from $4.5 million during the six months ended June 30, 2002 to $6.0 million during the six months ended June 29, 2003.  The Company’s effective tax rate was 40.0% and 40.5% during the six months ended June 29, 2003 and 2002, respectively.

The Company recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax relating to the adoption of SFAS No. 143 during the six months ended June 29, 2003.  (See note 4 in the Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources

The Company generated $20.0 million in cash flows from operating activities in the first six months of 2003, primarily from $15.3 million in income from operations before depreciation and amortization of $6.1 million, the cumulative effect of a change in accounting principle of $2.4 million, and a decrease in the investment in working capital of $8.1 million.  Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina.  Under South Carolina law, the Company is required to bill customers based on the amounts agreed upon with the State.  On an annual basis, following the State’s fiscal year-end on June 30, the Company will remit amounts billed to customers of the waste disposal site less its fee for operating the site during such fiscal year.  During the six months ended June 29, 2003, the Company had collected approximately $12.8 million, net, from customers of the waste disposal facility that will be remitted to the State in July 2003.  In July 2003, the Company remitted $29.4 million to South Carolina.

The Company used $2.7 million in cash flows for investing activities, primarily for purchases of property and equipment in the first six months of 2003.

The Company used $3.4 million in cash flows for financing activities, primarily for the repayment of long-term debt under the Company’s bank credit facility.  On June 30, 2003, subsequent to the quarter end, the Company repaid approximately $3.4 million of long-term debt and accrued interest.

The Company’s amended credit facility consists of a five-year $40.0 million revolving line of credit (which included temporary limits from $15.0 million to $35.0 million to meet certain working capital requirements of the Company), a five-year $50.0 million term loan, and a six and one-half year $40.0 million term loan.  The term loans must be repaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement.  Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or, at the Company’s option, the prime rate plus an applicable margin.  The applicable margin is determined based on the Company’s performance and can range from 2.75% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings.  The facility required the Company to maintain certain financial ratios and restricted the payment of dividends on the Company’s common stock and preferred stock and the Company’s ability to make acquisitions.  At June 29, 2003 the Company had accrued dividends of $2.9 million on its outstanding convertible redeemable preferred stock, which are included in accrued expenses and other current liabilities in the consolidated balance sheets.

On February 28, 2003, the bank credit agreement was amended to reset the amount of available borrowings under the revolving line of credit as well as to adjust certain covenants.  Such covenants included several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly, or annual basis.  The amendment required a fee of approximately $0.1 million and the payment of certain other fees and expenses.  Under the amendment, the Company has no temporary limits under the $40.0 million revolving line of credit.  In addition, the amended facility permits the Company to restart the payment of dividends on the Company’s 8% Cumulative Convertible Redeemable Preferred Stock in 2003, pay accrued dividends on the Convertible Redeemable Preferred Stock in 2004, and make permitted acquisitions, subject to the satisfaction of certain conditions set forth in the amended credit agreement.  As of June 29, 2003, the Company had no outstanding borrowings under its revolving line of credit facility, $19.9 million of five year term loans bearing interest at LIBOR plus 3.00% (4.27%) and $38.6 million of six and one-half year term loans bearing interest at LIBOR plus 3.50% (4.77%).

The Company is required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  The Company does not directly post a financial assurance instrument for its subcontractors.  As of June 29, 2003, the Company had outstanding assurance instruments of $18.3 million, including $5.6 million letters of credit and $12.7 million surety bonds, which expire at various contract completion dates.  The Company has entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if the Company failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under the Company’s bank credit agreement up to $15.0 million as a sublimit to the $40.0 million revolving line of credit.  The Company’s bank credit agreement limits the amount of outstanding surety bonds to $25.0 million.  Since the filing of the Company’s December 31, 2002 annual report on Form 10-K, no material changes to financial or performance assurances to clients have occurred.

The following table summarizes the Company’s contractual cash obligations as of June 29, 2003 (in 000’s):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Long-term debt	$10,400	$38,741	$9,408	—	$58,549
Capital leases	173	242	—	—	415
Operating leases	3,164	3,601	858	—	7,623
Convertible preferred stock dividends	2,862	—	—	—	2,862

In addition, the Company is required to make additional repayments of the term loans under certain conditions as defined in the Company’s bank credit agreement.

The Company has issued and outstanding 157,472 shares of Convertible Preferred Stock that is initially convertible into the Company’s common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on September 30, 2005 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of Convertible Preferred Stock.

The Company believes that cash flows from operations, cash resources at June 29, 2003 and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend payments of approximately $0.3 million, for at least the next twelve months.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk relates to changing interest rates.  At June 29, 2003, the Company had floating rate long-term debt of $58.5 million, of which the current portion was $10.4 million.  Average outstanding borrowings under the revolving credit portion of the credit facility were $0.20 million during the six months ended June 29, 2003.  In addition, the Company does not have any material foreign currency or commodity risk.

Item 4.             Controls and Procedures

(a)                                  The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are adequate and effective.

(b)                                 During the quarterly period covered by this report, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II             Other Information

Item 1.             Legal Proceedings

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 for a discussion of legal proceedings.

On July 11, 2003, the Company announced that the United States District Court for the Eastern District of Washington granted the Company’s and co-defendant BNFL, Inc.’s motion for summary judgment against Toxgon Corporation (“Toxgon”), and dismissed all claims with prejudice.  Toxgon’s claim filed in May 2000 alleged that the Company and BNFL, Inc. infringed upon a Toxgon patent that involved the vitrification of toxic waste.

On June 16, 2003, the Company announced that the United States Court of Appeals for the Fourth Circuit affirmed the decision of the United States District Court for the District of Maryland to dismiss with prejudice the securities class action litigation filed in June 2001 against the Company and two of its executive officers.  The litigation alleged that certain statements and information contained in the Company’s press releases and in the periodic reports filed by it with the Securities and Exchange Commission contained materially false and misleading information in violation of the federal securities laws.  Both the District Court and the Court of Appeals rejected this contention.

Item 2.             Changes in Securities and Use of Proceeds

The Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share, was amended to extend the mandatory redemption date from February 5, 2004 to September 30, 2005.

Item 3.             Defaults Upon Senior Securities

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Item 4.             Submission of Matters to a Vote of Securities Holders

At the Company’s Annual Meeting of Stockholders held on May 14, 2003, the following matters were voted upon:

a.                                       Daniel A. D’Aniello was elected to serve as director of the Company by the convertible preferred stockholders for a one-year term.  Admiral James D. Watkins, George V. McGowan, Earle C. Williams, Dr. Francis J. Harvey, and Robert E. Prince were elected to serve as directors for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

For the directors elected by the preferred and common stockholders, voting together as a single class, the votes are shown below:

	Votes For	Votes Against
Admiral James D. Watkins	17,501,224	—
George V. McGowan	17,321,479	—
Earle C. Williams	17,319,939	—
Dr. Francis J. Harvey	17,323,655	—
Robert E. Prince	17,313,416	—

b.                                      The proposal to approve an amendment to the Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share, to extend the mandatory redemption date from February 5, 2004 to September 30, 2005 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 14,570,336 votes for, 531,551 votes against, 21,483 votes abstained, and no broker non-votes with respect to this proposal.  The matter was approved by the unanimous vote of the convertible preferred stockholders voting as a separate class.

c.                                       The proposal to reappoint KPMG LLP as the Company’s independent auditors for the year ending December 31, 2003 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 17,730,913 votes for, 234,925 votes against, 7,615 votes abstained, and no broker non-votes with respect to this proposal.

Item 6.             Exhibits and Reports on Form 8-K

a.	Exhibits

See accompanying Index to Exhibits.

b.	Reports

Current report on Form 8-K filed on June 17, 2003 reporting the dismissal of the securities class action litigation.

Current report on Form 8-K filed on May 12, 2003 reporting the filing of certifications required by Section 906 of the Sarbanes-Oxley Act of 2002.

Current report on Form 8-K filed on April 29, 2003 reporting the Company’s financial results for the fiscal quarter ended March 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: August 11, 2003	BY:	/s/ Robert F. Shawver
Robert F. Shawver Executive Vice President and Chief Financial Officer

Dated: August 11, 2003	BY:	/s/ William M. Bambarger, Jr.
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

4.5	Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003. Filed herewith.

10.1	1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

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

10.18	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.