Form 10-Q
period 2003-09-28
DURATEK INC
filed 2003-11-10
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 28, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒   No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of November 4, 2003:

Class of stock	Number of shares
Common stock, par value $0.01 per share	13,577,922

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

The Company’s future operating results are largely dependent upon the Company’s ability to manage its commercial waste processing operations, including obtaining commercial waste processing contracts and processing the waste under such contracts in a timely and cost-effective manner.  In addition, the Company’s future operating results are dependent upon the timing and awarding of contracts by the United States Department of Energy (“DOE”) for the cleanup of waste sites administered by the DOE.  The timing and awarding of such contracts by the DOE is directly related to the response of governmental authorities to public concerns over the treatment and disposal of radioactive, hazardous, mixed, and other wastes.  The lessening of public concern in this area or other changes in the political environment could adversely affect the availability and timing of government funding for the cleanup of DOE and other sites containing radioactive and mixed wastes.  Additionally, revenues from technical support services have in the past and continue to account for a substantial portion of the Company’s revenues.  The loss of one or more technical support service contracts could adversely affect the Company’s future operating results.  Finally, a significant component of the Company’s direct costs include the cost of disposal of materials in licensed landfills.  The ability to reflect increased costs in pricing to customers, the availability of these licensed facilities, and any changes in the rate structures of such licensed facilities have the potential to affect the operating results of the Company.

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

Part I  Financial Information

Item 1.  Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	September 28, 2003	December 31, 2002
	(unaudited)	*
Assets
Current assets:
Cash	$2,589	$2,323
Accounts receivable, net	48,809	48,420
Income taxes receivable	—	1,140
Cost and estimated earnings in excess of billings on uncompleted contracts	18,265	12,828
Prepaid expenses and other current assets	4,854	7,915
Deferred income taxes	2,168	2,168
Total current assets	76,685	74,794

Retainage	8,543	4,969
Property, plant and equipment, net	71,072	69,287
Goodwill	70,797	70,797
Other intangible assets	4,961	5,675
Decontamination and decommissioning trust fund	20,744	19,693
Other assets	13,235	8,917
Total assets	$266,037	$254,132

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$10,400	$10,400
Accounts payable	9,424	13,911
Accrued expenses and other current liabilities	36,721	41,147
Unearned revenues	26,430	16,476
Waste processing and disposal liabilities	7,833	9,936
Total current liabilities	90,808	91,870

Long-term debt, less current portion	45,549	50,749
Facility and equipment decontamination and decommissioning liabilities	40,008	28,778
Other noncurrent liabilities	1,086	4,472
Deferred income taxes	1,039	2,649
Total liabilities	178,490	178,518

Redeemable preferred stock (liquidation value $18,588)	15,752	15,752

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,840,000 shares; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,188,381 shares in 2003 and 15,142,419 shares in 2002	152	151
Capital in excess of par value	77,960	77,715
Retained earning (deficit)	3,340	(8,108)
Treasury stock at cost, 1,612,376 shares in 2003 and 2002	(9,577)	(9,577)
Deferred compensation	(80)	(319)
Total stockholders’ equity	71,795	59,862

Total liabilities and stockholders’ equity	$266,037	$254,132

*  The Consolidated Balance Sheet as of December 31, 2002 has been derived from the Company’s audited Consolidated Balance Sheet included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(Unaudited)

(in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 30, 2002	September 28, 2003	September 30, 2002

Revenues	$72,517	$72,837	$213,137	$214,361
Cost of revenues	53,577	57,002	161,673	169,669

Gross profit	18,940	15,835	51,464	44,692

Selling, general and administrative expenses	8,772	8,158	24,045	22,909

Income from operations	10,168	7,677	27,419	21,783

Interest expense, net	(891)	(1,173)	(3,054)	(4,279)
Other income	50	118	5	319

Income before income taxes, proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	9,327	6,622	24,370	17,823

Income taxes	3,731	2,682	9,748	7,218

Income before proportionate share of income (loss) of joint ventures and cumulative effect of a change in accounting principle	5,596	3,940	14,622	10,605

Proportionate share of income (loss) of joint ventures	36	(37)	185	(111)

Net income before cumulative effect of a change in accounting principle	5,632	3,903	14,807	10,494

Cumulative effect of a change in accounting principle, net of tax	—	—	(2,414)	—

Net income	5,632	3,903	12,393	10,494

Preferred stock dividends and charge for accretion	(315)	(315)	(945)	(964)

Net income attributable to common stockholders	$5,317	$3,588	$11,448	$9,530

Weighted-average common stock outstanding:

Basic	13,568	13,504	13,551	13,500
Diluted	19,373	19,066	19,341	19,086

Net income (loss) per share:
Basic
Before cumulative effect of a change in accounting principle	$0.39	$0.27	$1.02	$0.71
Cumulative effect of a change in accounting principle	—	—	(0.18)	—
	$0.39	$0.27	$0.84	$0.71

Diluted
Before cumulative effect of a change in accounting principle	$0.29	$0.20	$0.77	$0.55
Cumulative effect of a change in accounting principle	—	—	(0.13)	—
	$0.29	$0.20	$0.64	$0.55

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands of dollars)

	Nine Months Ended
	September 28, 2003	September 30, 2002

Cash flows from operating activities:
Net income	$12,393	$10,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,991	8,806
Cumulative effect of a change in accounting principle	2,414	—
Stock compensation expense	239	239
Proportionate share of (income) loss of joint ventures, net of distributions	(116)	111
Changes in operating assets and liabilities:
Accounts receivable, net	(344)	(8,345)
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,437)	12,793
Prepaid expenses and other	(2,408)	(1,057)
Accounts payable, accrued expenses and other current liabilities	(10,218)	(6,533)
Unearned revenues	9,954	2,380
Waste processing and disposal liabilities	(2,102)	(3,574)
Facility and equipment decontamination and decommissioning liabilities	663	3,622
Retainage	(3,574)	(1,622)
Net cash provided by operating activities	10,455	17,314

Cash flows from investing activities:
Additions to property, plant and equipment	(3,643)	(2,052)
Other	(183)	(134)
Net cash used in investing activities	(3,826)	(2,186)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	(2,545)
Net repayments of borrowings under revolving credit facility	—	(3,470)
Repayments of long-term debt	(5,200)	(8,051)
Repayments of capital lease obligations	(325)	(326)
Preferred stock dividends paid	(630)	—
Deferred financing costs	(413)	(1,098)
Proceeds from issuance of common stock	205	—
Net cash used in financing activities	(6,363)	(15,490)
Net increase in cash	266	(362)

Cash, beginning of period	2,323	441

Cash, end of period	$2,589	$79

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

(b)         Fiscal Quarters

The Company’s year ends on December 31, while the first three fiscal quarters of each year ends on the Sunday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of September 28, 2003 and for the three and nine months ended September 28, 2003 and September 30, 2002.

2.                                       Pro forma Disclosures of Stock Based Compensation

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for its fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation- Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income if the fair-value-based method had been applied to all outstanding and unvested awards for the three and nine months ended September 28, 2003 and September 30, 2002:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 30, 2002	September 28, 2003	September 30, 2002

Net income attributable to common stockholders assuming conversion	$5,632	$3,903	$12,393	$10,494

Add: stock-based employee compensation expense included in reported net income, net of tax	8	8	24	24

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	260	262	779	786

Pro forma net income attributable to common stockholders assuming conversion	5,380	3,649	11,638	9,732

Add: cumulative effect of a change in accounting principle, net of tax	—	—	2,414	—

Pro forma net income before cumulative effect of a change in accounting principle	$5,380	$3,649	$14,052	$9,732

Pro forma net income per diluted share:
Before cumulative effect of a change in accounting principle	$0.28	$0.19	$0.73	$0.51
Cumulative effect of a change in accounting principle	—	—	(0.13)	—
	$0.28	$0.19	$0.60	$0.51

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 28, 2003 and September 30, 2002:

	Nine Months Ended
	September 28, 2003	September 30, 2002

Risk free interest rate	4.44%	4.44%
Expected volatility	64%	64%
Expected life	10 years	10 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$ 3.33	$ 3.25

3.                                       Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill is not amortized, but tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount of the asset exceeds its fair value.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The Company tested its goodwill as of January 1, 2003 and 2002 in accordance with the standard and concluded that no impairment charge was required.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  The Barnwell operating rights are being amortized on a straight-line basis over the remainder of the eight-year life of the facility.  Covenants not to compete and patent amounts are being amortized over 10 and 17 years, respectively, on a straight-line basis.  Other intangible assets, net of accumulated amortization as of September 28, 2003 and December 31, 2002 were $4,961 and $5,675, respectively.  Aggregate amortization expense was $245 and $734 for the three and nine months ended September 28, 2003 and $418 and $1,255 for the three and nine months ended September 30, 2002, respectively.  Anticipated annual amortization expense for the five years beginning January 1, 2003 is $984.

4.                                       Retainage

Retainage represents amounts billable but withheld, due to contract provisions, and are classified as retainage until the satisfaction of these provisions.  As of September 28, 2003 and December 31, 2002, the Company had retainage balances of $9,148 and $7,168, respectively, of which $605 and $2,199, respectively, are expected to be collected in the next 12 months and are included in prepaid expense and other current assets in the consolidated balance sheets.

5.                                       Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed.  Contracts typically provide for the billings of costs incurred and estimated earnings on a monthly or quarterly basis.  As of September 28, 2003 and December 31, 2002, the Company had cost and estimated earnings in excess of billings on uncompleted contracts of $22,557 and $12,828, respectively, of which $18,265 and $12,828, respectively, are expected to be collected in the next 12 months.  As of September 28, 2003, $4,292 of cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months is included in other assets.

6.                                       Decontamination and Decommissioning Liabilities

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

Upon the adoption of SFAS No. 143 on January 1, 2003, the Company recognized the following changes to the Company’s consolidated financial statements: increased property, plant and equipment by $5,492; increased D&D liabilities by $9,515; and a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,023 pre-tax).

The Company’s D&D liabilities consist of the following as of September 28, 2003 and December 31, 2002:

	September 28, 2003	December 31, 2002
Facilities & equipment ARO	$19,264	$—
Facilities & equipment D&D	—	9,085
Barnwell closure	20,744	19,693
	$40,008	$28,778

The Company recognized D&D expense of $257 and $663 during the three and nine months ended September 28, 2003 and $208 and $664 for the three and nine months ended September 30, 2002, respectively.  Had the Company adopted SFAS No. 143 on January 1, 2002, the Company’s net income before cumulative effect of a change in accounting principle and the per diluted share net income before cumulative effect of a change in accounting principle would have been $3,703 and $0.19 for the three months ended September 30, 2002 and $9,918 and $0.52 for the nine months ended September 30, 2002, respectively.

The following is a reconciliation of the Company’s facility & equipment ARO from January 1, 2003 to September 28, 2003:

Balance at January 1, 2003	$18,601
Accretion expense, included in cost of revenues	663
Balance at September 28, 2003	$19,264

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

7.                                       8% Cumulative Convertible Redeemable Preferred Stock

The Company has issued and outstanding 157,472 shares of 8% Cumulative Convertible Redeemable Preferred Stock (the “Convertible Preferred Stock”) that is initially convertible into the Company’s common stock at a conversion price of $3.00 per share and, if not previously converted, the Company is required to redeem the outstanding Convertible Preferred Stock on September 30, 2005 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Convertible Preferred Stock.  Accrued and unpaid dividends as of September 28, 2003 and December 31, 2002 were $2,836 and $2,520, respectively.

8.                                       Interest Rate Swap Agreement

The Company entered into an interest rate swap agreement effective on July 22, 2003 to mitigate its exposure to fluctuations in interest rates relating to its outstanding variable rate debt.  The contract’s notional amount was $55,900 at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance of the related long-term debt.  The contract’s notional amount was $53,300 at September 28, 2003.  Under the terms of the contract, the Company pays a fixed rate of 1.895% and receives LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract as of September 28, 2003 was approximately $40.

The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk.  The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations.

9.                                       Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share reflects the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in the earnings of the Company.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and nine months ended September 28, 2003 and September 30, 2002 consist of the following:

	Three Months Ended		Nine Months Ended
	September 28, 2003	September 30, 2002	September 28, 2003	September 30, 2002

Numerator:
Net income attributable to common stockholders	$5,317	$3,588	$11,448	$9,530

Add: income impact of assumed conversions - preferred stock dividends and charges for accretion	315	315	945	964

Net income attributable to common stockholders assuming conversion	5,632	3,903	12,393	10,494

Add: cumulative effect of a change in accounting principle, net of tax	—	—	2,414	—

Net income before cumulative effect of a change in accounting principle	$5,632	$3,903	$14,807	$10,494

Denominator:
Weighted-average shares outstanding	13,568	13,504	13,551	13,500

Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	403	204	396	249
Restricted stock	151	107	143	86
Convertible preferred stock	5,251	5,251	5,251	5,251
	5,805	5,562	5,790	5,586

Diluted-weighted average common shares outstanding	19,373	19,066	19,341	19,086

Net income (loss) per share:

Basic
Before cumulative effect of a change in accounting principle	$0.39	$0.27	$1.02	$0.71
Cumulative effect of a change in accounting principle	—	—	(0.18)	—
	$0.39	$0.27	$0.84	$0.71
Diluted
Before cumulative effect of a change in accounting principle	$0.29	$0.20	$0.77	$0.55
Cumulative effect of a change in accounting principle	—	—	(0.13)	—
	$0.29	$0.20	$0.64	$0.55

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income per share because the effect would have been anti-dilutive were 204 for the three and nine months ended September 28, 2003 and 697 for the three and nine months ended September 30, 2002.

10.                                Segment Reporting

The Company has three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2003, the Company realigned its reporting segments to include the results of its Memphis operations in Commercial Services operations from its Commercial Processing and Disposal operations.  The impact of this change was not significant and all amounts presented have been revised to be consistent for all periods presented.  Management evaluates the segments’ operating income results to measure performance.  The following is a brief description of each of the segments:

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

(b)       Commercial Services (“CS”)

CS provides waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities.  These services include liquid waste processing, nuclear waste handling and treatment, transportation, licensing, design and operation of radioactive waste casks and other packaging, heavy hauling of large radioactive components, disposal, site remediation, and nuclear facility D&D.

(c)          Commercial Processing and Disposal (“CPD”)

The Company conducts its commercial processing operations at its two Tennessee locations: the Bear Creek Operations Facility in Oak Ridge and the Gallaher Road Operations Facility in Kingston.  The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility (“DCSF”) and the Barnwell Low-Level Radioactive Waste Management Disposal Facility.  CPD uses a combination of technologies to process waste to achieve volume and mass reduction.  CPD customers primarily include nuclear utilities and government agencies.

	For the Three Months Ended September 28, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$33,735	$20,061	$18,721	$—	$72,517

Income from operations	3,456	5,619	1,093	—	10,168

Interest expense, net	—	—	—	(891)	(891)

Other income	—	—	—	50	50

Income taxes	—	—	—	3,731	3,731

Proportionate share of income (loss) of joint ventures	72	—	—	(36)	36

Net income	3,528	5,619	1,093	(4,608)	5,632

Depreciation and amortization expense	150	571	1,639	534	2,894

Capital expenditures for additions to property, plant and equipment	115	658	310	69	1,152

	For the Three Months Ended September 30, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$32,669	$18,762	$21,406	$—	$72,837

Income from operations	3,011	3,372	1,294	—	7,677

Interest expense, net	—	—	—	(1,173)	(1,173)

Other income	—	—	—	118	118

Income taxes	—	—	—	2,682	2,682

Proportionate share of loss of joint ventures	—	—	—	(37)	(37)

Net income	3,011	3,372	1,294	(3,774)	3,903

Depreciation and amortization expense	125	420	1,605	769	2,919

Capital expenditures for additions to property, plant and equipment	—	286	74	527	887

	As of and for the Nine Months Ended September 28, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$95,838	$55,816	$61,483	$—	$213,137

Income from operations	8,659	13,038	5,722	—	27,419

Interest expense, net	—	—	—	(3,054)	(3,054)

Other income	—	—	—	5	5

Income taxes	—	—	—	9,748	9,748

Proportionate share of income (loss) of joint ventures	221	—	—	(36)	185

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Net income	8,880	13,038	5,722	(15,247)	12,393

Depreciation and amortization expense	448	1,775	4,956	1,812	8,991

Long-lived assets (2)	34,242	54,532	56,433	1,623	146,830

Capital expenditures for additions to property, plant and equipment	186	2,058	1,176	223	3,643

Total assets	74,788	76,786	103,278	11,185	266,037

	As of and for the Nine Months Ended September 30, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$99,046	$48,946	$66,369	$—	$214,361

Income from operations	9,290	6,313	6,180	—	21,783

Interest expense, net	—	—	—	(4,279)	(4,279)

Other income	—	—	—	319	319

Income taxes	—	—	—	7,218	7,218

Proportionate share of loss of joint ventures	—	—	—	(111)	(111)

Net income	9,290	6,313	6,180	(11,289)	10,494

Depreciation and amortization expense	392	1,339	4,845	2,230	8,806

Long-lived assets (2)	34,601	51,726	58,944	3,386	148,657

Capital expenditures for additions to property, plant and equipment	392	497	318	845	2,052

Total assets	72,648	66,926	109,581	16,806	265,961

(1)          Intercompany revenues have been eliminated.  Revenues by segment represents revenues earned based on third party billings to customers.

(2)          Long-lived assets include property, plant and equipment, goodwill, and other intangible assets.

11.                                Commitments and Contingencies

The Company is required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  The Company does not directly post financial assurance instruments or other guarantees for its subcontractors.  As of September 28, 2003, the Company had outstanding assurance instruments of $20,617, including $6,088 of letters of credit and $14,529 of surety bonds, which expire at various contract completion dates.  The Company has entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if the Company failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under the Company’s bank credit agreement up to $15,000 as a sublimit to the $40,000 revolving line of credit.  The Company’s bank credit agreement limits the amount of outstanding surety bonds to $25,000.

12.                                New accounting pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed.  In some situations, the different revenue-generating activities (deliverables) are sufficiently separable and there exists sufficient evidence of fair values to account separately for the different deliverables (that is, there are separate units of accounting).  In other situations, some or all of the different deliverables are closely interrelated or there is not sufficient evidence of fair value to account separately for the different deliverables.  EITF 00-21 addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting.  EITF 00-21 was effective for the Company for contracts executed after June 30, 2003 and did not have a material impact on the Company’s results of operations during the three months ended September 28, 2003.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was generally effective for financial instruments entered into or modified after May 31, 2003.  The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  The Company’s adoption of statement No. 150 did not impact the Company’s consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the notes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.  The Company’s year ends on December 31, while the first three fiscal quarters of each year ends on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three and nine months ended September 28, 2003 and September 30, 2002.

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

The Company’s Commercial Services (“CS”) operations provide waste treatment and disposition services to a diverse group of commercial clients, including nuclear power utilities.  These services include liquid waste processing, nuclear waste handling and treatment, transportation, licensing, design and operation of radioactive waste casks and other packaging, heavy hauling of large radioactive components, disposal, site remediation, and nuclear facility decontamination and decommissioning (“D&D”).

The Company conducts its Commercial Processing and Disposal (“CPD”) operations in Tennessee and South Carolina.  The commercial processing operations are at two Tennessee locations: the Bear Creek Operations Facility in Oak Ridge and the Gallaher Road Operations Facility in Kingston.  The Company also operates two facilities in Barnwell, South Carolina: the Duratek Consolidation & Services Facility (“DCSF”) and the Barnwell Low-Level Radioactive Waste Management Disposal Facility.  The technologies used at the Tennessee based processing operations include incineration, compaction, metal decontamination and recycling, and Green is Clean.  CPD customers primarily include nuclear utilities and government agencies.

The Company’s future operating results will be affected by, among other things, the duration of commercial waste processing contracts and amount of waste to be processed by the Company’s commercial waste processing operations pursuant to these contracts and the timing and scope of DOE waste treatment projects.

Results of Operations

The table below sets forth certain consolidated statement of operations information for the three and nine months ended September 28, 2003 and September 30, 2002.  The Company reclassified certain costs associated with the support of direct operations, which were previously included as selling, general and administrative expenses, to cost of revenues.  The corresponding amounts for all periods presented have been reclassified to conform to this presentation.

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2003	September 30, 2002	September 28, 2003	September 30, 2002
	(unaudited)		(unaudited)
Revenues	$72,517	$72,837	$213,137	$214,361
Cost of revenues	53,577	57,002	161,673	169,669

Gross profit	18,940	15,835	51,464	44,692
Percent of revenues	26.1%	21.7%	24.1%	20.8%

Selling, general and administrative expenses	8,772	8,158	24,045	22,909
Percent of revenues	12.1%	11.2%	11.3%	10.7%

Income from operations	10,168	7,677	27,419	21,783
Percent of revenues	14.0%	10.5%	12.9%	10.2%

Interest expense, net	(891)	(1,173)	(3,054)	(4,279)
Other income	50	118	5	319
Income taxes	3,731	2,682	9,748	7,218
Proportionate share of income (loss) of joint ventures	36	(37)	185	(111)

Net income before cumulative effect of a change in accounting principle	5,632	3,903	14,807	10,494

Cumulative effect of a change in accounting principle, net of tax	—	—	(2,414)	—

Net income	$5,632	$3,903	$12,393	$10,494

Three Months Ended September 28, 2003 (“Third Quarter of 2003”) As Compared to Three Months Ended September 30, 2002 (“Third Quarter of 2002”)

Revenues for the Company decreased by $0.3 million from $72.8 million in the Third Quarter of 2002 to $72.5 million in the Third Quarter of 2003.  This decrease was the result of a decrease in revenues from CPD operations, offset by increases in revenues in the CS and FS operations.

Gross profit for the Company increased by $3.1 million, or 19.6%, from $15.8 million in the Third Quarter of 2002 to $18.9 million in the Third Quarter of 2003.  As a percentage of revenues, gross profit increased from 21.7% in the Third Quarter of 2002 to 26.1% in the Third Quarter of 2003.  The increase in gross profit as a percentage of revenues was primarily related to revised estimates of an award fee accrued on a Federal government subcontract in the Third Quarter of 2003, higher margins earned on certain non-recurring contract work during the Third Quarter of 2003, a loss recognized in the Third Quarter of 2002 on a consolidated joint venture, and an increase in margin realized on transportation services work, partially offset by a loss realized on the Environmental Management Waste Management Facility (“EMWMF”) contract in the Third Quarter of 2003.

The following table summarizes revenues, gross profit, and income from operations by business segments for the periods presented:

	Three Months Ended
(in thousands)	September 28, 2003	September 30, 2002
	(unaudited)

Federal Services:
Revenues	$33,735	$32,669
Gross profit	7,402	6,480
Income from operations	3,456	3,011

Commercial Services:
Revenues	$20,061	$18,762
Gross profit	8,190	5,042
Income from operations	5,619	3,372

Commercial Processing and Disposal:
Revenues	$18,721	$21,406
Gross profit	3,348	4,313
Income from operations	1,093	1,294

Federal Services (“FS”):

FS revenues increased by $1.0 million, or 3.3%, from $32.7 million in the Third Quarter of 2002 to $33.7 million in the Third Quarter of 2003.  The increase in revenues was primarily due to the following variances:

•                  Revenues increased $4.5 million due to executed changes in the work scope relating to work performed at the Liquid and Gaseous Waste and Surveillance and

Maintenance Operations, Waste Management Operations at Los Alamos National Laboratory, the Hanford Management Contract, Waste Disposal Operations at the Hanford Environmental Restoration Disposal Facility, and Waste Management Operations Technical Support at Brookhaven National Laboratory.

•                  Revenues increased $3.5 million relating to revised estimates of an award fee accrued on a subcontract with the Federal government.  This award fee is based upon the project completion target date of May 2007 (“Target Date”).  Additional amounts may be earned under the award fee incentive if the project completion date is earlier than the Target Date.  Conversely, if the Target Date were delayed lower amounts would be earned under the award fee incentive.  During the Third Quarter of 2003, the Company revised its accrual estimate based upon correspondence with the project’s prime contractor, which indicated that the Target Date of completion was a reasonable estimate based upon the project’s status as of July 2003.

•                  An increase in revenues of $1.1 million in the Third Quarter of 2003 relating to the award of new work primarily on the Hanford Waste Treatment Plant Project and the Depleted Uranium Hexflouride (“DUF6”) project.

•                  Partially offsetting these increases were decreases in revenues relating to:

•                  A decrease of revenues of $3.5 million from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado.  Effective October 2002, the Company negotiated a buyout agreement with the joint venture partner to continue work on the project solely as a subcontractor.

•                  A decrease of revenues of $2.4 million relating to the River Protection Project (“RPP”) Vitrification projects due to a decrease in contract costs incurred as a result of the contract winding down.

•                  An adjustment of approximately $1.8 million to reduce revenues relating to the Company’s secondary phase of the EMWMF contract.  In addition, a loss provision of $0.9 million was included in cost of revenues.  The adjustment resulted from a reassessment of the project’s status, which was required primarily due to an increase in cost estimates to operate the facility due to excessive weather related conditions at the EMWMF site.  The Company is in negotiation with the customer to obtain equitable adjustment for the higher operating costs.  Any increase in contract value will be included in revenue when approved by the customer.

Gross profit from FS increased by $0.9 million, or 14.2%, from $6.5 million in the Third Quarter of 2002 to $7.4 million in the Third Quarter of 2003.  As a percentage of revenues, gross profit increased from 19.8% in the Third Quarter of 2002 to 21.9% in the Third Quarter of 2003.  The increase in gross profit was primarily related to the award fee recognized on a Federal government contract and a loss recognized in the Third Quarter of 2002 on a consolidated joint venture.  These increases were partially offset by a contract loss recognized on the EMWMF contract.  In the Third Quarter of 2003, a loss provision was recognized on this contract due to the following operational matters and changes in estimates: increase in cost estimates primarily due to weather related conditions at the site and a decrease in waste volumes in 2003 at levels lower than expected based upon the contract, and these levels are expected to continue.  In addition, in the Third Quarter of 2002, a loss provision was recognized on a consolidated joint venture.

FS income from operations increased by $0.5 million from $3.0 million in the Third Quarter of 2002 to $3.5 million in the Third Quarter of 2003.  This increase was primarily attributable to the increase in gross profit, offset by higher selling, general and administrative expenses in the Third Quarter of 2003 due to expenses incurred related to bid and proposal work.

Commercial Services (“CS”):

CS revenues increased by $1.3 million, or 6.9%, from $18.8 million in the Third Quarter of 2002 to $20.1 million in the Third Quarter of 2003.  The increase in revenues was primarily due to $1.7 million in revenues relating to several site D&D projects and $0.3 million relating to the transportation services work, partially offset by a $0.8 million decrease in revenues relating to work performed during the Third Quarter of 2002 on radiological engineering services work.

Gross profit from CS increased by $3.2 million, or 62.4%, from $5.0 million in the Third Quarter of 2002 to $8.2 million in the Third Quarter of 2003.  As a percentage of revenues, gross profit increased from 26.9% in the Third Quarter of 2002 to 40.8% in the Third Quarter of 2003.  The increase in gross profit was primarily due to higher margins earned on certain contract work relating to site D&D services and environmental consulting services, and an increase in gross profit realized on transportation services work.

CS income from operations increased $2.2 million from $3.4 million in the Third Quarter of 2002 to $5.6 million in the Third Quarter of 2003.  This increase was primarily attributable to increases in gross profit, offset by higher selling, general, and administrative expense due to higher bid and proposal expense and personnel expense.

Commercial Processing and Disposal (“CPD”):

CPD revenues decreased by $2.7 million, or 12.5%, from $21.4 million in the Third Quarter of 2002 to $18.7 million in the Third Quarter of 2003.  In the Third Quarter of 2002, revenues of $2.4 million were recognized relating to a large component project in Memphis.  In addition, revenues decreased by $0.7 million relating to the fixed-based processing facility in Tennessee due to a change in the process waste mix to lower priced waste.  Partially offsetting these decreases was an increase in revenues of $0.3 million from the Barnwell operation, primarily relating to revenues on special decomissioning work performed at the disposal site, offset by lower revenues associated with normal operating expenses.

Gross profit from CPD decreased by $1.0 million, or 22.4%, from $4.3 million in the Third Quarter of 2002 to $3.3 million in the Third Quarter of 2003.  As a percentage of revenues, gross profit decreased from 20.1% in the Third Quarter of 2002 to 17.9% in the Third Quarter of 2003.  The decrease in gross profit was primarily attributable to the fixed-based processing facility in Tennessee, which incurred higher personnel related expenses, burial expense due to an increase in burial volumes, and production related expenses, offset by lower transportation expense.  In the Third Quarter of 2002, approximately $2.5 million in production related expenses were incurred relating to a large component project in Memphis.

CPD income from operations decreased $0.2 million from $1.3 million in the Third Quarter of 2002 to $1.1 million in the Third Quarter of 2003.  This decrease was primarily attributable to lower gross profit, offset by lower selling, general and administrative expenses primarily due to a work force reduction in 2002.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expenses increased by $0.6 million, or 7.5%, from $8.2 million in the Third Quarter of 2002 to $8.8 million in the Third Quarter of 2003.  As a percentage of revenues, selling, general and administrative expenses increased from 11.2% in the Third Quarter of 2002 to 12.1% in the Third Quarter of 2003.  The increase in selling, general and administrative expense was primarily attributable to higher professional services fees, bid and proposal expense, and information systems related expenses, which was offset by lower employee benefit and personnel expenses, primarily related to a reduction in work force in 2002, and lower bank related fees.

Interest expense, net of interest income of $21,000 in the Third Quarter of 2003 and 2002, respectively, decreased by $0.3 million from $1.2 million in the Third Quarter of 2002 to $0.9 million in the Third Quarter of 2003.  The decrease was the result of the lower average borrowings and lower interest rates.

Income taxes increased from $2.7 million in the Third Quarter of 2002 to $3.7 million in the Third Quarter of 2003. The Company’s effective tax rate was 40.0% and 40.5% in the Third Quarter of 2003 and 2002, respectively.

Nine Months Ended September 28, 2003 As Compared To Nine Months Ended September 30, 2002

Revenues for the Company decreased by $1.2 million from $214.3 million during the nine months ended September 30, 2002 to $213.1 million during the nine months ended September 28, 2003.  The decrease was the result of decreases in revenues from the CPD and FS operations offset by an increase in revenues from the CS operations.

Gross profit for the Company increased $6.8 million, or 15.2%, from $44.7 million during the nine months ended September 30, 2002 to $51.5 million during the nine months ended September 28, 2003.  As a percentage of revenues, gross profit increased from 20.8% during the nine months ended September 30, 2002 to 24.1% during the nine months ended September 28, 2003.  The increase in gross profit as a percentage of revenues was primarily a result of the successful completion of a transportation and logistic contract, higher margins earned on certain non-recurring contract work, revised estimates of an award fee accrued on a Federal government subcontract, a loss recognized in 2002 on a consolidated joint venture, offset by a loss recognized on the EMWMF contract in 2003.

The following table summarizes revenues, gross profit, and income from operations by business segments for the periods presented:

	Nine Months Ended
(in thousands)	September 28, 2003	September 30, 2002
	(unaudited)

Federal Services:
Revenues	$95,838	$99,046
Gross profit	18,701	18,126
Income from operations	8,659	9,290

Commercial Services:
Revenues	$55,816	$48,946
Gross profit	20,257	11,296
Income from operations	13,038	6,313

Commercial Processing and Disposal:
Revenues	$61,483	$66,369
Gross profit	12,506	15,270
Income from operations	5,722	6,180

Federal Services (“FS”):

FS revenues decreased by $3.2 million, or 3.2%, from $99.0 million during the nine months ended September 30, 2002 to $95.8 million during the nine months ended September 28, 2003.  The decrease in revenues was primarily due to the following variances:

•                  A decrease in revenues of $9.0 million recognized during the nine months ended September 30, 2002 on the Company’s initial phase of the EMWMF construction contract.

•                  A decrease in revenues of $5.1 million relating to the RPP Vitrification projects due to a decrease in contract costs incurred as a result of the contract winding down.

•                  Incremental revenues of $3.5 million recognized during the nine months ended September 30, 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado.  Effective October 2002, the Company negotiated a buyout agreement with the joint venture partner to continue work on the project solely as a subcontractor.

•                  Incremental revenues decreased by $2.7 million for certain staff augmentation work performed in 2002 that did not occur in 2003.

•                  Partially offsetting these decreases were increases in revenues relating to:

•                  Executed changes in work scope and new projects started after September 30, 2002 which contributed approximately $9.3 million.

•                  An increase in revenues of $5.7 million relating to revised estimates of an award fee accrued on a subcontract with the Federal government.  This award fee and the Company accrual estimates are discussed above.

•                  An increase in revenues of $2.2 million on the K-25/K-27 Gaseous Diffusion Plant project due to the transition from the site mobilization phase to the asbestos abatement phase.

Gross profit from FS increased by $0.6 million, or 3.1%, from $18.1 million during the nine months ended September 30, 2002 to $18.7 million during the nine months ended September 28, 2003.  The increase in gross profit was primarily related to the award fee recognized on a Federal government subcontract and certain new contracts with higher gross margins offset by a contract loss recognized on the EMWMF contract.  In the Third Quarter of 2003, a loss provision was recognized on this contract due to the following operational matters and changes in estimates: increase cost estimates primarily due to weather related conditions at the site and a decrease in waste volumes in 2003 at levels lower than expected based upon the contract, and these levels are expected to continue.  During the nine months ended September 30, 2002, a loss provision was recognized relating to work performed to clean up and close a DOE environmental technology site in Colorado.  As a percentage of revenues, gross profit increased from 18.3% during the nine months ended September 30, 2002 to 19.5% during the nine months ended September 28, 2003 primarily due to the award fee recognized on the Federal government subcontract.

FS income from operations decreased by $0.6 million from $9.3 million during the nine months ended September 30, 2002 to $8.7 million during the nine months ended September 28, 2003.  The decrease was primarily attributable to an increase in selling, general and administrative expenses related to bid and proposal work and professional services fees.

Commercial Services (“CS”):

CS revenues increased by $6.9 million, or 14.0%, from $48.9 million during the nine months ended September 30, 2002 to $55.8 million during the nine months ended September 28, 2003.  The increase in revenues was primarily due to $4.3 million relating to site D&D projects, including the award of new work, $1.8 million in revenues relating to the successful completion of a transportation and logistics contract, and $1.8 million from the transportation services operations relating to higher revenues from the rental of casks and an increase in business due to a change in the competitive environment that includes the loss of a competitor.  Partially offsetting these increases was a $1.6 million decrease in revenues from the radiological engineering services business relating to low margin work that is not being pursued in 2003.

Gross profit from CS increased by $9.0 million, or 79.3%, from $11.3 million during the nine months ended September 30, 2002 to $20.3 million during the nine months ended September 28, 2003.  As a percentage of revenues, gross profit increased from 23.1% during the nine months ended September 30, 2002 to 36.3% during the nine months ended September 28, 2003.  The increase in gross profit was primarily due to the successful completion of a transportation and logistics contract and higher margins earned on certain contract work.

CS income from operations increased $6.7 million from $6.3 million during the nine months ended September 30, 2002 to $13.0 million during the nine months ended September 28, 2003.  This increase was primarily attributable to increases in gross profit, offset by an increase in selling, general and administrative expenses related to bid and proposal work and personnel related fees.

Commercial Processing and Disposal (“CPD”):

CPD revenues decreased by $4.9 million, or 7.4%, from $66.4 million during the nine months ended September 30, 2002 to $61.5 million during the nine months ended September 28, 2003.  In 2002, revenues of $4.3 million were recognized relating to a large component project in Memphis and revenues of $1.4 million were recognized by the Barnwell low-level radioactive waste disposal operation relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost.  The Barnwell Operating Rights revenue related to the amortization expense since July 1, 2000.  In addition, revenues from the fixed-based processing facility in Tennessee decreased by $0.7 million due to a change in the process waste mix to lower priced waste.  Partially offsetting these decreases was an increase in revenues of $1.6 million from the Barnwell operation in 2003.  This was primarily related to disposal work performed on a transportation and logistics contract at the Barnwell low-level radioactive waste disposal site and revenues on special decomissioning work performed at the disposal site, offset by lower revenues associated with normal operating expenses.

Gross profit from CPD decreased by $2.8 million, or 18.1%, from $15.3 million during the nine months ended September 30, 2002 to $12.5 million during the nine months ended September 28, 2003.  As a percentage of revenues, gross profit decreased from 23.0% during the nine months ended September 30, 2002 to 20.3% during the nine months ended September 28, 2003. The decrease in gross profit was primarily attributable to revenues recognized in 2002 by the Barnwell operation relating to the amortization expense of the Barnwell Operating Rights, which represented the revenue on the amortization expense since July 1, 2000. In addition, the fixed based processing facility in Tennessee had higher personnel related expenses and expenses relating to production supplies.

CPD income from operations decreased $0.5 million from $6.2 million during the nine months ended September 30, 2002 to $5.7 million during the nine months ended September 28, 2003.  This decrease was primarily attributable to lower gross profit, partially offset by lower selling, general and administrative expenses due to personnel related expenses due to a work force reduction in 2002 and lower professional services fees.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expense increased $1.1 million, or 5.0%, from $22.9 million during the nine months ended September 30, 2002 to $24.0 million during the nine months ended September 28, 2003.  The increase in selling, general and administrative expense was primarily attributable to higher professional services fees, bid and proposal expenses, and information systems related expenses, which was partially offset by lower personnel related expenses, primarily related to a reduction in work force in 2002, lower employee benefit expenses included in selling, general and administrative expenses, and lower bank related fees.

Interest expense, net of interest income of $49,000 and $53,000 for the nine months ended September 28, 2003 and September 30, 2002, respectively, decreased by $1.2 million from $4.3 million during the nine months ended September 30, 2002 to $3.1 million during the nine months ended September 28, 2003.  The decrease was the result of the lower average borrowings and lower interest rates.

Income taxes increased from $7.2 million during the nine months ended September 30, 2002 to $9.7 million during the nine months ended September 28, 2003.  The Company’s effective tax rate was 40.0% and 40.5% during the nine months ended September 28, 2003 and 2002, respectively.

The Company recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax relating to the adoption of SFAS No. 143 during the nine months ended September 28, 2003.  (See note 6 in the Notes to Consolidated Financial Statements.)

Liquidity and Capital Resources

The Company generated $10.5 million in cash flows from operating activities in the first nine months of 2003, primarily from $23.8 million in income from operations before depreciation and amortization of $9.0 million and the cumulative effect of a change in accounting principle of $2.4 million and a decrease in the investment in working capital of $13.5 million.  Cash flow from operating activities includes activities relating to the operations of the Barnwell low-level radioactive waste disposal facility in South Carolina.  Under South Carolina law, the Company is required to bill customers based on the amounts agreed upon with the State.  On an annual basis, following the State’s fiscal year-end on June 30, the Company will remit amounts billed to and paid by customers of the waste disposal site less its fee for operating the site during such fiscal year.  During the nine months ended September 28, 2003, the Company had collected approximately $33.1 million, net, from customers of the waste disposal facility and remitted to the State approximately $30.9 million in July 2003.

The Company used $3.8 million in cash flows for investing activities, primarily for purchases of property and equipment in the first nine months of 2003.

The Company used $6.4 million in cash flows for financing activities, primarily for the repayment of long-term debt under the Company’s bank credit facility.  On September 30, 2003, subsequent to the quarter end, the Company repaid approximately $3.3 million of long-term debt and accrued interest.

At December 31, 2002, the Company’s amended credit facility consisted of a five year $40.0 million revolving line of credit (which included temporary limits from $15.0 million to $35.0 million to meet certain working capital requirements of the Company), a five year $50.0 million term loan, and a six and one-half year $40.0 million term loan.  The term loans must be repaid in an amount equal to 50% of excess cash flows, as defined in the credit agreement.  Borrowings under the credit facility bear interest at LIBOR plus an applicable margin or, at the Company’s option, the prime rate plus an applicable margin.  The applicable margin is determined based on the Company’s performance and can range from 2.75% to 5.0% for LIBOR based borrowings and 1.75% to 4.0% for prime based borrowings.  The facility required the Company to maintain certain financial ratios and restricted the payment of dividends on the Company’s common stock and preferred stock and the Company’s ability to make acquisitions.  At September 28, 2003 the Company had accrued dividends of $2.8 million on its outstanding convertible redeemable preferred stock, which are included in accrued expenses and other current liabilities on the consolidated balance sheets.

In accordance with the terms of the March 2002 amendment to the Company’s bank credit agreement, the amount of available borrowings under the revolving line of credit after February 28, 2003 would be determined by the Company’s lenders.  On February 28, 2003, the bank credit agreement was amended to increase the amount of available borrowings under the revolving line of credit as well as to adjust certain covenants.  Such covenants included several financial ratios and financial and operational requirements, which are measured on a monthly, quarterly, or annual basis.  The amendment required a fee of approximately $115,000 and the payment of certain other fees and expenses.  Under the amendment, the Company has no temporary limits under the $40.0 million revolving line of credit.  In addition, the amended facility permits the Company to restart the payment of dividends on the Company’s Convertible Preferred Stock in 2003, pay accrued dividends on the Convertible Preferred Stock in 2004, and make permitted acquisitions, subject to the satisfaction of certain conditions set forth in the amended credit agreement.  As of September 28, 2003 the Company had no outstanding borrowings under its revolving line of credit facility, $17.4 million of five year term loans bearing interest at LIBOR plus 3.00% (4.27%) and $38.5 million of six and one-half year term loans bearing interest at LIBOR plus 3.50% (4.77%).

The Company is required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  The Company does not directly post financial assurance instruments or other guarantees for its subcontractors.  As of September 28, 2003, the Company had outstanding assurance instruments of $20.6 million, including $6.1 million letters of credit and $14.5 million surety bonds, which expire at various contract completion dates.  The Company has entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if the Company failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under the Company’s bank credit agreement up to $15.0 million as a sublimit to the $40.0 million revolving line of credit.  The Company’s bank credit agreement limits the amount of outstanding surety bonds to $25.0 million.

The following table summarizes the Company’s contractual cash obligations as of September 28, 2003 (in 000’s):

	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Long-term debt	$10,400	$38,741	$6,808	—	$55,949
Capital leases	255	394	—	—	649
Operating leases	2,890	3,274	321	—	6,485
Convertible preferred stock dividends	2,836	—	—	—	2,836

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

The Company believes that cash flows from operations, cash resources at September 28, 2003 and, if necessary, borrowings available under its credit facility will be sufficient to meet its operating needs, including the quarterly preferred dividend payments of approximately $0.3 million, for at least the next twelve months.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

The Company’s major market risk relates to changing interest rates.  At September 28, 2003, the Company had floating rate long-term debt of $55.9 million, of which the current portion is $10.4 million. The Company entered into an interest rate swap agreement effective on July 22, 2003 to mitigate its exposure to fluctuations in interest rates relating to its outstanding variable rate debt.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to the Company’s estimated outstanding balance of the related long-term debt.  The contract’s notional amount was $53.3 million at September 28, 2003.  Under the terms of the contract, the Company pays a fixed rate of 1.895% and receives LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract as of September 28, 2003 was approximately $40,000.

The Company’s risk-management objective for entering into the interest rate swap was to mitigate its exposure to interest rate risk.  The Company’s initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby mitigating exposure to the variability in market interest rate fluctuations.

Average outstanding borrowings under the revolving credit portion of the credit facility were $0.3 million during the nine months ended September 28, 2003.  In addition, the Company does not have any material foreign currency or commodity risk.

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

Part II   Other Information

Item 1.             Legal Proceedings

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003 for a discussion of legal proceedings.

Item 3.             Defaults Upon Senior Securities

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.             Exhibits and Reports on Form 8-K

a.	Exhibits

See accompanying Index to Exhibits.

b.	Reports

Current report on Form 8-K furnished on July 30, 2003 pursuant to Item 12 reporting the Company’s financial results for the fiscal quarter ended June 29, 2003.

Current report on Form 8-K filed on July 11, 2003 pursuant to Item 9 reporting the dismissal of claims filed by Toxgon Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: November 10, 2003	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

Dated: November 10, 2003	BY:	/s/ William M. Bambarger, Jr.
William M. Bambarger, Jr.
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

4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3

Stockholders Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.3 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4

Registration Rights Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.5

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003.  Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003.

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