Form 10-K
period 2003-12-31
DURATEK INC
filed 2004-03-11
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2003
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K (§229.405 of the Charter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒   No ☐

As of June 29, 2003, the aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates was approximately $84,062,326 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on June 29, 2003. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the most recent practicable date.

Class	Outstanding at March 8, 2004
Common stock, par value $0.01 per share	13,951,128 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Form 10-K Cross-Reference Sheet

*                    Incorporated by reference from registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 12, 2004, which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward Looking Information

In response to “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995, we discuss in this Annual Report on Form 10-K many important factors that have affected and in the future could affect our actual results. These factors could cause our future financial results to differ from those expressed in any forward looking statements made by us. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission and are included in the “Risk Factors” and other disclosure contained in this Annual Report on Form 10-K.

Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. The list contained in this Annual Report on Form 10-K does not constitute all factors which you should consider prior to making an investment decision in our securities. You should also not assume that the information contained herein is complete or accurate in all respects after the date of this filing. We disclaim any duty to update the statements contained herein.

Part I

Item 1. Business

Overview

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “Company”), provide services to commercial and government customers primarily in the United States that ensures safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our strength lies in our vertical integration of the following:

•       on-site work at customer sites;

•       transportation and logistics services;

•       processing of customer waste at our facilities; and

•       waste disposal.

We own a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Our revenues are derived almost equally from government and commercial customers. Our government work comes largely from the Department of Energy (“DOE”). The majority of our commercial clients are commercial nuclear utilities. We also provide services to non-utilities, including pharmaceutical companies, research laboratories, universities, and industrial facilities. We have three business segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

Our Federal Services segment provides the following services as a contractor or subcontractor for the DOE and other government entities:

•       radioactive and hazardous waste characterization;

•       storage, processing, packaging, transportation, and disposal services;

•       nuclear facility commissioning, operations, and decommissioning;

•       technology and engineering expertise; and

•       on-site environmental remediation services on large government projects.

Our Commercial Services segment provides a broad range of technologies and services to our commercial clients and governmental entities, including:

•       liquid waste processing;

•       transportation logistics (including complete brokerage services and large component disposition);

•       radiological emergency response;

•       area, building, and site decommissioning;

•       instrumentation calibration and rental; and

•       training.

We also provide technical support services to our commercial clients including project management, engineering, radiation protection support, and environmental consulting.

Our Commercial Processing and Disposal segment operates two facilities in Tennessee and two facilities in South Carolina. At the Tennessee facilities, we use multiple technologies to reduce volume and package customer waste for final disposition such as:

•       incineration;

•       compaction;

•       metal melting and decontamination; and

•       survey and release.

At our South Carolina facilities, we provide the following services:

•       materials disposal for the Department of Defense (“DOD”);

•       specialty waste processing for nuclear power plants; and

•       radioactive waste disposal facility operation for the State of South Carolina (The “Barnwell Disposal Facility”).

Our ability to integrate our waste treatment technologies enables us to handle diverse waste streams in a cost-effective manner. The Barnwell Disposal Facility in Barnwell, South Carolina is one of the few facilities in the United States permitted to accept commercially generated low-level radioactive waste from the entire country.

Information about Our Operating Segments

You will find financial information about our operating segments in Note 19, Segment Reporting and Business Concentrations, which you will find in Part II, Item 8 of this annual report.

Federal Services

Our Federal Services segment has over 18 years of experience in providing the following services:

•       radioactive and hazardous waste characterization;

•       storage, processing, packaging, transportation, and disposal services;

•       nuclear facility commissioning, operations, and decommissioning;

•       technology and engineering expertise; and

•       on-site environmental remediation services on large government projects for DOE and other government entities.

The Federal Services segment’s revenue accounted for approximately 44% of our revenues during 2003, 46% during 2002, and 43% during 2001. Our principal source of revenue in the Federal Services segment is from subcontracts with a number of DOE contractors and subcontractors, which represented almost all of this segment’s revenue. The Federal Services work that we performed for customers that represented greater than 10% of our revenues were with: Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, Bechtel National, Incorporated on the Hanford RPP-WTP project, Fluor Fernald, Inc., and Fluor Hanford, Inc.

Our Federal Services operations have managed waste facility operations, generator services, packaging and transportation, and/or related support activities at the following sites:

•       Hanford Site;

•       Oak Ridge Reservation;

•       Savannah River Site;

•       Idaho National Engineering and Environmental Laboratory;

•       Brookhaven National Laboratory;

•       Los Alamos National Laboratory; and

•       Rocky Flats Environmental Technology Site.

We briefly summarize below four significant ongoing projects in Federal Services:

Salt Waste Processing.    In October 2002, the DOE selected a team comprised of Duratek, Parsons Infrastructure and Technology Group, Inc., and General Atomics to perform one of two contracts to complete the conceptual design for a new Salt Waste Processing Facility at the Savannah River Site near Aiken, South Carolina. The Salt Waste Processing Facility will be a pre-treatment plant to remove cesium from the DOE’s inventory of 38 million gallons of highly radioactive waste, which is stored in 49 tanks at the Savannah River Site. Additional processing will occur through a high-level vitrification facility and a chemical stabilization facility, both of which already exist at the Savannah River Site. The first phase of the project was a cost-plus-fixed fee contract and took one year to complete. Total revenues for the first phase were approximately $10.0 million, of which our portion was $0.5 million. In February 2004, our team was awarded the second phase of the project. Our team is responsible for providing the detailed design, construction, and start-up of the new facility. We estimate total revenues to our team for the second phase to be approximately $400 million. Our revenues for the second phase are estimated to be between $87 million and $103 million from March 2004 through April 2010.

Hanford RPP-WTP.    In 2000, the DOE awarded Bechtel National Incorporated a contract for the design, procurement, construction, and commissioning of a waste treatment plant to vitrify (to encase in glass) radioactive waste stored in underground tanks on the Hanford site since the 1940s. The contract has a ten-year duration and we have a significant ongoing role in this project.

Under our engineering contract with Bechtel National Incorporated, we delivered 100% of the designs for both the High Level Waste and Low Active Waste DuraMelters™ during 2003 and we have an ongoing role in supporting Bechtel National’s purchase and construction of these units.

Under our technology development contract with Bechtel National for this project, there have been two key elements: (i) use of the RPP-WTP Low Active Waste DuraMelter™ 3300 in Columbia, Maryland, and (ii) the contractual use of the DuraMelter™ 1200 located at The Catholic University of America’s Vitreous State Laboratory. These two pilot-scale DuraMelters™ and associated systems have demonstrated the effectiveness of DuraMelter technology on simulated waste streams, tested materials of construction for operability and longevity, and provided developmental platforms for project system design. The Low Active Waste Pilot Melter initiated operations in January 1999 and produced nearly 7.5 million pounds of glass in less than five years. This melter demonstrated improvements in throughput developed by Duratek engineers that doubled production rates for Low Active Waste glass and enabled the DOE to reduce the number of Low Active Waste melters needed for the WTP project. Having fulfilled the Low Active Waste Pilot contractual obligations, we shut down this melter in early November 2003 and it has been deactivated and dismantled in early 2004. We continue using the DuraMelter™ 1200 located at The Catholic University of America.

Project Hanford Management Contract (PHMC).   In August 1996, the DOE awarded the PHMC at its Hanford site in eastern Washington to Fluor-Daniel Hanford and a group of major subcontractors including Rust Federal Services of Hanford, Inc., a subsidiary of Waste Management, Inc. Duratek acquired this entity from Waste Management in June 2000. Duratek now provides management and support services to Fluor including leading the Waste Management Project; performing transuranic waste retrieval; mixed-low-level waste processing; hazardous and radioactive waste water processing; transuranic waste processing, certification and shipment to the Waste Isolation Pilot Project in Carlsbad, New Mexico; operating low-level and Resource Conservation and Recovery Act permitted mixed waste trenches; providing safe storage of 1,936 Strontium and Cesium capsules; and operating both nuclear and radioactive facilities for Fluor. Duratek employees also hold management positions within other Fluor projects under the PHMC including Sludge Disposition and Decontamination and Deactivation.

The original five-year cost plus incentive fee contract with a five-year option was renegotiated in November 2000 and extended through September 2006. Negotiations in December 2002 changed performance incentives but retained the September 2006 date. For the four-year period October 2002 through September 2006, the Fluor contract was valued at $2.9 billion with available fee of $180.1 million. We are a fee share team member with Fluor with our fee share averaging 15.8%, or approximately $28.5 million.

Fernald Closure Project.   In November 2000, the DOE awarded Fluor Fernald and its team, comprised of Jacobs Engineering, Waste Management Federal Services (now Duratek), and Nuclear Fuel Services, a Closure Contract for the completion of all remediation activities and site infrastructure at the Fernald Environmental Management Project, a former uranium metals production facility. The contract scope includes: the D&D of 120 buildings and structures; excavation of approximately 2.5 million cubic yards of contaminated soils; the construction and operation of an onsite disposal facility for the disposition of building debris and soils; design, construct, and operate (and D&D) facilities for the treatment and disposition of 15,000 cubic yards of K65 Silos waste; excavate, transport, and disposition 1.4 million tons from waste pits to an offsite commercial facility; disposition of nuclear material and waste; and maintain all site infrastructure and environmental monitoring programs.

This is a cost-plus incentive fee completion contract that includes schedule driven performance incentives over approximately a seven-year period targeting baseline completion in January 2007. Target schedule and cost incentive fee equates to $174 million. Duratek is a 10% fee sharing teaming subcontractor with revenues over the life of the contract estimated at $25.0 million.

Our Federal Services segment also occasionally teams with other companies to pool resources, submit proposals, and execute projects on behalf of our clients. In 2002, we formed a joint venture, Uranium Disposition Services, LLC, for a significant long-term project for the DOE in Tennessee to design, build, and operate facilities in Paducah, Kentucky and Portsmouth, Ohio to convert the government inventory of depleted uranium hexafluoride (DUF6) for disposal. We estimate the total revenue for Uranium Disposition Services for this nine-year contract to be $558 million. We own 26 percent of this joint venture and share proportionally in its profits and losses. In 2003, we formed a second joint venture, Isotek Systems, LLC (“Isotek”), for another DOE long-term project in Tennessee to design and operate a facility at Oak Ridge National Laboratory for blending highly enriched uranium with low enriched uranium and extracting certain isotopes for medical purposes. We estimate the total revenue for Isotek for this nine-year contract to be $128 million. We own 45 percent of Isotek and share proportionally in the profits and losses of the LLC. We account for our investments in these LLC’s using the equity method. In 2003, we recognized joint venture income of $0.3 million for our share of UDS and Isotek income.

Commercial Services

Our Commercial Services segment provides a broad range of proven technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories. Our services include the following:

•       liquid waste processing;

•       transportation logistics (including complete brokerage services and large component disposition);

•       radiological emergency response;

•       area, building, and site characterization remediation and decommissioning;

•       instrumentation calibration and rental; and

•       training.

We also provide technical support services to clients including project management, engineering, radiation protection support, and environmental consulting. Our Commercial Services operations revenue represented approximately 26% of our total revenues during 2003, 22% during 2002, and 26% during 2001.

We have summarized below some of our services:

Liquid Waste Processing Services.    We provide on-site liquid waste processing services to over 20 nuclear power generators throughout the United States. Each year, we successfully process about 60 million gallons of water. We are the largest provider of contracted liquid waste processing services to the commercial nuclear utility industry. We use a number of patented technologies, including unique and technically advanced membrane systems, when we provide these services. These services minimize radioactive waste generation, minimize or eliminate liquid releases to the environment, and allow recycling of wastewater.

Transportation Services.    We maintain the largest commercial fleet of tractors, trailers, and shipping containers in the United States for transporting radioactive waste and radioactive contaminated equipment for processing and disposal. We maintain strategically located terminals that are within range of 90 percent of the United States’ commercial nuclear power plants. We also maintain a fleet of 65 shipping casks, which is the largest commercial fleet of casks in the United States. These casks are engineered shipping containers that allow safe transport of both liquid and solid radioactive waste. Ten of our casks are U.S. Nuclear Regulatory Commission (“NRC”) licensed type “B” shipping casks, which allow us to transport virtually any type of radioactive material. We also have the largest volume type “B” shipping cask available, the 10-160B, which is also licensed by the NRC to ship transuranic waste (having an atomic number greater than 92) for the DOE, byproduct material, source material, and special nuclear material in the form of irradiated hardware, solidified waste, and dewatered resins.

Area, Building, and Site Decontamination and Decommissioning (“D&D”).    We have performed over 100 decommissioning projects including:

•       commercial nuclear power reactors, university, and test reactors, and

•       DOE, DOD, fuel cycle, industrial, medical, and radiopharmaceutical facilities.

Since 1992, we have performed D&D services at the following commercial nuclear power plants, two of which were completely decommissioned to NRC requirements:

•       Fort St. Vrain Nuclear Generating Station;

•       Humboldt Bay Power Plant Unit 3;

•       Shoreham Nuclear Power Station;

•       Rancho Seco Nuclear Station; and

•       Trojan Nuclear Power Plant.

We are currently performing D&D services for:

•       Connecticut Yankee Haddam Neck Nuclear Power Station;

•       Consumers Energy Big Rock Point Nuclear Power Plant;

•       Maine Yankee Atomic Power Company; and

•       Yankee Rowe Nuclear Power Plant.

We perform a full range of decommissioning services, including site surveys, instrumentation, waste characterization, project planning, remediation, health physics support, waste processing, and final site surveys. In tandem with our transportation and waste processing/disposal operations, we offer an integrated and comprehensive solution to our D&D customers.

Radiological Engineering Services.    Our technical personnel provide commercial and government customers with a variety of radiological engineering services, including:

•       development of health physics (protection from the effects of radiation on the human body and the environment) and emergency preparedness programs;

•       management oversight and risk tree (“MORT”) analysis; and

•       licensing, procurement, and training in radiological protection and radioactive waste transportation.

Most of our senior technical personnel providing radiological engineering services are fully certified by applicable Federal agencies, which could include the Department of Transportation, NRC, or DOE, and have extensive experience at operating nuclear power plants regulated by the NRC.

Environmental Consulting Services.    We provide environmental consulting services, focused primarily on radiological issues, to clients in the areas of:

•       environmental remediation;

•       facility decommissioning;

•       site characterization;

•       licensing and permitting; and

•       air quality and emission studies.

We either supply professionals and technical personnel to supplement our clients’ staffs or we assume responsibility for the entire project. We have available chemical, civil, and environmental engineers, certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, and decontamination experts to work on our environmental consulting projects.

We own a facility in Memphis, Tennessee that is equipped to receive, decontaminate, and segment large nuclear power plant components. We are developing a comprehensive services capability at this facility in support of nuclear utility maintenance activities as well as large component segmentation. Nuclear utility maintenance involves the storing and refurbishing of contaminated and non-contaminated equipment used in nuclear power plants during periods of outage. Large component segmentation involves the cutting of large components from nuclear power plants to facilitate shipment and disposal.

Commercial Processing and Disposal

We conduct our commercial waste processing and disposal operation at two locations in Tennessee and two locations in South Carolina. Our revenues from this segment represented approximately 30% of our total revenues during 2003, 32% during 2002, and 31% during 2001.

The Bear Creek Operations Facility in Tennessee is the largest commercial waste processing facility for low-level radioactive waste in the United States. In processing waste, we first confirm the presence of radioactive material and then we volume reduce contaminated material by applying a combination of treatment technologies to achieve optimum volume/mass reduction for cost effective disposal of our customer’s waste. The technologies used at our processing facility include incineration, compaction, and metal decontamination for beneficial reuse.

The Gallaher Operations Facility, also in Tennessee, provides our Green Is Clean services and some specialty waste processing services for our customers. The Gallaher Operations Facility is also equipped to maintain our waste container fleet.

The Duratek Consolidated & Services Facility in South Carolina was originally chartered to support the DOD in preparation of materials for disposal, including military equipment decontamination and parts retrieval/recycling. The Duratek Consolidated & Services Facility continues to provide flexible, rapid response capabilities to national as well as international DOD projects, conflicts, and missions. The Duratek Consolidated & Services Facility also provides specialty waste processing services for our nuclear power plant customers. Our ability to integrate our waste treatment technologies enables us to handle diverse forms of waste streams at this facility in a cost-effective manner.

Duratek operates the Barnwell Low-Level Radioactive Waste Management Disposal Facility (“Barnwell Disposal Facility”) for the State of South Carolina and it is one of the few facilities in the United States permitted to accept all classes of commercially generated low-level radioactive waste from the entire country. This facility is the only commercial low-level radioactive waste disposal facility in the United States that has operated without regulatory interruption. We lease the site from the State of South Carolina under a long-term lease and operate the site under a license granted by the state. We operate the Barnwell Disposal Facility under an operating agreement with the State of South Carolina (the Barnwell Operating Rights). The Barnwell Disposal Facility pursues the disposal market for large components not suitable for volume reduction and for ion exchange resins and wastes that are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities.

Effective July 1, 2000, the South Carolina General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”). The Act governs the relationship between the State of South Carolina and operators of facilities for the disposal of low-level radioactive waste in a comprehensive economic regulatory program. The Act establishes a schedule of declining annual maximum volumes of low-level radioactive waste from generators within and outside of the compact to be disposed of at the Barnwell Disposal Facility. The maximum annual volume for this site declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. After this eight-year period, the site will remain open for waste from the three Atlantic Compact states only. These states are Connecticut, New Jersey, and South Carolina. Under the Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the site are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs. Our results from July 1, 2000 forward are based on the economic regulation imposed by the Act.

Our commercial processing and disposal operations revenues are from the processing and treatment of customer waste streams performed at the three operating facilities and from the operations of the

Barnwell Disposal Facility. This segment’s customers include electric utilities, government agencies, industrial facilities, laboratories, hospitals, and others.

We have developed or acquired several waste treatment technologies for use on a variety of radioactive, mixed, and other waste streams. We briefly summarize below the waste treatment technologies that we utilize in our Commercial Processing and Disposal segment.

Incineration.    Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of our customers for their non-hazardous solid waste, waste oils, and other waste liquids. The two incinerators at our Bear Creek Operations Facility are the only two licensed commercial low-level radioactive waste incinerators of their kind in the United States. These incinerators are capable of processing solid waste and radioactive non-hazardous waste oils simultaneously.

Compaction.    Our UltraCompactor™ at our Bear Creek Operations Facility is the nation’s largest compactor available for low-level radioactive waste, capable of compacting both drums and boxes (up to 38 cubic feet) with the force of 10 million pounds. The average volume reduction using our compaction technology is approximately six times for dry active waste and eight times for asbestos. Achieving maximum density is critical to cost-effective radioactive waste disposal at most burial sites. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods, and filters.

Metal Decontamination and Recycling.    Our metals processing program at our Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals by using a combination of surveying, compaction, decontamination, and melting. To achieve the most cost-effective process for final disposition, we examine the metal and sort it for processing based on its contamination level. If it is cost-effective, we will volume reduce the metal using our UltraCompactor™ and send it to an appropriate low-level radioactive burial site. Our specialized decontamination equipment allows metal to be successfully decontaminated for landfill disposal. If we cannot decontaminate the metals, we may utilize our metal melting technology. Our 20-ton, 7,200-kilowatt electric induction furnace operates exclusively for melting, allowing beneficial reuse of radioactive metal within the nuclear industry. We beneficially reuse, in the form of shield blocks that are provided to various high-energy physics projects throughout the United States, the metal we process through our metal melt furnace. These radioactive shield blocks are not released to the public and they are not released for commercial scrap metal recycling. The beneficial reuse of radioactive metal eliminates the liability for the original waste generator. By using radioactive metal instead of new metal that will eventually become radioactive, we save resources.

Green Is Clean.   Our Green Is Clean program is a multi-step, bulk assay and release process that is fully licensed and permitted for operation in Tennessee. The Green Is Clean process relies on advanced assay technology to determine the presence of radioactive materials in potentially “clean” waste generated within a radiologically controlled area or licensed facility. The Green Is Clean process greatly reduces the amount of radioactive waste burial by segregating “clean” solid waste from “radioactive” waste. Thus, by using the Green Is Clean process, we reduce the radioactive burial space needed for radioactive waste reducing our customers’ costs for radiological operations and decommissioning projects. We also have a mobile version of the Green Is Clean bulk assay equipment that we can operate at a customer’s site.

Sales and Marketing Strategy

We provide cost-effective waste disposition solutions for commercial low-level radioactive waste generators and DOE low-level; mixed; transuranic; and high level radioactive waste generators. We have a centralized marketing and business development organization but our direct sales are decentralized to more closely align these activities with our specific operating segments. We believe that our approach has strengthened our competitive position in bidding for commercial and DOE service contracts and waste remediation projects.

Environmental Matters

Environmental Laws and Regulations Creating a Demand for Our Waste Treatment Technologies

Various environmental protection laws have been enacted and amended during recent decades in response to public concern over the environment. Our customers are subject to these evolving laws and implementing regulations. We believe that a company’s obligations to comply with the requirements of the following laws contribute to the demand for our services.

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 (the “ERA”) authorize the NRC to regulate the receipt, possession, use, and transfer of radioactive materials, including “source material,” “special nuclear material,” and “byproduct material.”  Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or NRC Agreement States.

The processing, storage, and disposal of high-level radioactive waste (e.g., spent nuclear fuel) are subject to the requirements of the Nuclear Waste Policy Act, as amended by the Nuclear Waste Policy Act Amendments. These statutes regulate the disposal of high-level radioactive waste by establishing procedures and schedules for siting geologic repositories for such waste. The NRC has issued regulations that address the storage and disposal of high-level radioactive waste.

The Low-Level Radioactive Waste Policy Act of 1980 (“LLRWPA”) and the Low-Level Radioactive Waste Policy Amendments Act of 1985 (“LLRWPA Amendments”) address the siting of new low-level radioactive waste disposal facilities. Each state is responsible for providing capacity for commercial low-level radioactive waste generated within its borders. The LLRWPA also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. At the present time, state compacts have opened no new radioactive waste disposal facilities.

The Resource Conservation and Recovery Act of 1976 (“RCRA”), as amended by the Hazardous and Solid Waste Amendments of 1984 (“HSWA”), provides a comprehensive framework for the regulation of the generation, transportation, treatment, storage, and disposal of hazardous waste. The intent of RCRA is to control hazardous wastes from the time they are generated until they are properly recycled or treated and disposed. RCRA prohibits improper hazardous waste disposal and imposes criminal and civil liability for failure to comply with its requirements. RCRA requires that hazardous waste generators, transporters, and operators of hazardous waste treatment, storage, and disposal facilities meet strict standards set by government agencies. In certain circumstances, RCRA also requires operators of treatment, storage, and disposal facilities to obtain and comply with RCRA permits. The Land Disposal Restrictions developed under the HSWA prohibit land disposal of specified wastes unless these wastes meet or are treated to meet Best Demonstrated Available Technology (“BDAT”) treatment standards, unless certain exemptions apply.

The Toxic Substances Control Act (“TSCA”) provides the EPA with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing, and exporting. The TSCA also established a comprehensive regulatory program for PCBs, which is analogous to the RCRA program for hazardous waste.

The Clean Water Act, as amended, establishes standards, permits, and procedures for controlling the discharge of pollutants from wastewater sources.

The Clean Air Act of 1970, as amended (the “Clean Air Act”), empowers the EPA and the states to establish and enforce ambient air quality standards and limits of emissions of pollutants from facilities. This has resulted in tight control over emissions from technologies like incineration.

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”), and subsequent amendments under the Superfund Amendments and Reauthorization Act (“SARA”), as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program’s regulations require that any remediation of hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund also establishes strict and retroactive liability for parties who generated or transported hazardous substances, or owned and/or operated the sites containing them. This creates a strong incentive for proper management and disposal of hazardous waste.

The Emergency Planning and Community Right to Know Act of 1986 (“EPCRA”) requires companies to submit emergency and hazardous inventory forms to state and local agencies for all materials requiring a material safety data sheet under OSHA. EPCRA requires full disclosure of environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator’s waste can be reported as being recycled, public pressure may be eliminated or significantly reduced.

The Pollution Prevention Act of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The act states that if pollution cannot be prevented, materials should be recycled in an environmentally safe manner.

Under the mandate of the Federal Facility Compliance Act (“FFCA”), the DOE is currently engaged in a program to treat and dispose of the mixed waste currently stored at its facilities. The FFCA required DOE to develop and comply with treatment and disposal plans for each of its facilities and charges the DOE with developing treatment and disposal capacity for these wastes where it does not currently exist. These plans must also address the need to treat and dispose of mixed wastes generated from the remediation of contaminated DOE sites.

Environmental Laws and Regulations Affecting the Use of Our Waste Treatment Technologies

To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to the NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the state may also regulate mixed waste.

Pursuant to the mandate of the AEA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring, and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established licensing requirements and operating procedures for these facilities. The NRC requirements address:

•       siting criteria;

•       site stability;

•       the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring, and site maintenance);

•       facility operation;

•       financial assurance;

•       closure; and

•       site stabilization.

Our facilities implement NRC requirements through Agreement States’ regulations and facility radioactive material licenses. The NRC has delegated this licensing authority to numerous state agencies, including agencies in those states where we have facilities and operations.

Under RCRA, wastes are classified as hazardous either because they are specifically listed as hazardous or because they display certain hazardous characteristics. Under current regulations, waste residues derived from listed hazardous wastes are considered hazardous wastes unless they are delisted through a formal rulemaking process that may last a few months to several years. For this reason, waste residue that is generated by the treatment of listed hazardous wastes, including waste treated with our vitrification technologies, may be considered a hazardous waste without regard to the fact that this waste residue may be environmentally benign. Full RCRA regulation would apply to the subsequent management of this waste residue, including the prohibition against land disposal without treatment in compliance with BDAT. In some cases, there is no current technology to treat mixed wastes, although EPA policy places these wastes on a low enforcement priority. Our ownership and operation of treatment facilities also exposes us to potential liability for cleanup of releases of hazardous wastes under RCRA.

Operators of hazardous waste treatment, storage, and disposal facilities are required to obtain RCRA Part-B permits from the EPA or from states authorized to implement the RCRA program. We have developed procedures to ensure compliance with RCRA permit provisions at our Bear Creek Operations Facility, including procedures for ensuring appropriate waste acceptance and scheduling, waste tracking, manifesting and reporting, and employee training.

When we engage in the transportation of hazardous/radioactive materials, we are subject to the requirements of the Hazardous Materials Transportation Act, as amended by the Hazardous Materials Transportation Uniform Safety Act. Pursuant to these statutes, the United States Department of Transportation (“DOT”) regulates the transportation of hazardous materials in commerce. Shippers and carriers of radioactive materials must comply with both the general requirements for hazardous materials transportation and with specific requirements for the transportation of radioactive materials.

CERCLA effectively imposes strict, joint and several retroactive liabilities upon owners or operators of facilities where a release of hazardous substances occurred, the parties who generated the hazardous substances released at the facilities, and parties who arranged for the transportation of hazardous substances to these facilities.

Because we own and operate vitrification, storage, and incineration facilities on-site, we are exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. If we use off-site storage or disposal facilities for final disposition of the glass and other residues from our vitrification, incineration, and other treatment processes, we may be subject to cleanup under CERCLA and we could incur liability as a generator of these materials or by virtue of having arranged for their transportation and disposal of such facilities. We designed our processes to minimize the potential for release of hazardous substances into the environment. In addition, we developed plans to manage and minimize the risk of CERCLA or RCRA liability, including:

•       the training of operators;

•       use of operational controls; and

•       structuring of our relationships with the entities responsible for the handling of waste materials and by-products.

Our facilities may have to obtain permits under the Clean Water Act, the Clean Air Act, and corresponding state statutes. The necessity to obtain such permits depends upon the facility’s location and the expected emissions from the facility. A state may require additional state licenses or approvals. Further, many of the federal regulatory authorities described in this section have been delegated to state agencies; accordingly, we hold the required licenses, permits, and other approvals from numerous states.

The Clean Air Act imposes stringent requirements upon owners and operators of facilities that emit pollutants into the air. We believe that our treatment systems effectively trap particulates and prevent hazardous emissions from being released into the air, the release of which would violate the Clean Air Act. The Clean Air Act may require permits prior to the construction and operation of our facilities, and may require additional emission controls and restrictions on materials stored, used, and incinerated at existing or proposed facilities.

The Clean Water Act establishes standards, permits, and procedures for controlling the discharge of pollutants from wastewater sources and this Act’s standard permits and procedures are potentially applicable to all other water discharged from, or reused at, facilities owned or operated by us.

OSHA provides for the establishment of standards governing workplace safety and health requirements, including setting permissible exposure levels for hazardous chemicals that may be present in mixed wastes. We must follow OSHA standards, including the preparation of material safety data sheets, hazardous response training, and process safety management. The NRC also has set regulatory standards for worker protection and public exposure to radioactive materials or wastes that we adhere to.

Competition

Our Federal Services and Commercial Services segments compete with major national and regional environmental service and consulting firms with large environmental remediation staffs. These segments also compete with a similar universe of firms to provide waste disposition services. The key competitive factors in these markets are:

•       skilled technical personnel;

•       quality of performance;

•       safety;

•       diversity of services; and

•       price.

Many of the major national and regional environmental service and consulting firms that compete with us have greater financial, management, and marketing resources. We also face competition from smaller local firms. In the federal market, our major customer, the DOE has substantially increased small business set-asides for prime contracts. Since we are not a small business, we have responded by teaming as a subcontractor to small businesses responding to requests for proposals for prime contract on selected procurements.

Our commercial processing and disposal segment faces competition in packaging, transportation, treatment, stabilization, and disposal of certain radioactive, hazardous, and mixed wastes. The predominant waste treatment and disposal methods include direct landfill disposal, on-site containment/processing, and incineration or other thermal treatment methods. Any of our competitors may possess or develop alternate technologies superior to our waste processing technologies. Competition is based primarily on:

•       cost;

•       regulatory and permit restrictions;

•       technical performance;

•       dependability; and

•       environmental integrity.

We believe that we can compete favorably on the basis of these factors. We also believe that we possess several competitive advantages over our competitors, including:

•       proprietary waste treatment technologies;

•       our unique vertical integration of services from customer site to disposal;

•       the demonstrated commercial success of our technologies;

•       reputation for providing quality service to our customers; and

•       our low-level radioactive waste disposal landfill site.

Backlog

We regularly monitor backlog with respect to contracts on hand as an input measure for internal forecasting and budgeting. Our backlog represents work yet to be performed on contracts that have been awarded. Our projects routinely cover long-term contracts with multiple fiscal years of funding from our customers that are issued on a task basis with multiple change orders. These estimates require a great deal of estimation on behalf of our customers’ future plans. Therefore, we generally do not provide guidance since backlog reporting is not a reliable measure of our financial results.

Research and Development Activities

Drs. Macedo and Litovitz lead the Vitreous State Laboratory of The Catholic University of America in Washington, D.C. (“Vitreous State Laboratory”) and are the inventors of the vitrification and ion-exchange technologies that are used in our process. We contract or subcontract with the Vitreous State Laboratory to provide research and development for us under fixed price and cost reimbursable contracts. We do not separately conduct or fund our own research and development. Under these contracts, Drs. Macedo and Litovitz supervise the research and retain ownership of all inventions and discoveries. Drs. Macedo and Litovitz’ license these inventions and discoveries to us under an exclusive license agreement, which we discuss in detail in the next section.

If we utilize the Vitreous State Laboratory in waste cleanup projects, we reimburse the Vitreous State Laboratory on a time and expense basis and include the estimated cost for their services in our formal bid proposal. The Vitreous State Laboratory is a not-for-profit institution; therefore, it does not include fees or percentage profits in its cost estimates.

Patents and Other Intellectual Property Rights

We own rights in 56 U.S. patents, 70 foreign patents, and 11 pending foreign patent applications covering our waste processing technologies as a result of internal technology development and various acquisitions. These patents expire at various dates through 2020. Specifically, we own issued and active patents for steam reforming, vitrification, grouting, waste water treatment, metal decontamination, nuclear waste packaging and storage modules, ion-exchange materials and processes, heat exchangers, decontamination of materials and equipment, and assaying of materials. We use these proprietary technologies in our commercial waste processing operations. Pursuant to an agreement with Westinghouse Electric Corporation (“Westinghouse”), now Viacom, Inc., we granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents that we acquired from Westinghouse.

To compliment our existing waste processing technologies, we acquire or license technologies from third parties. In February 2000, we entered into an exclusive license agreement in the radioactive field for the patents and intellectual property rights to the desorber technology. The agreement provides for a royalty-free right to the technology for a three-year period ending in February 2003. After February, we may extend the right annually for a fee. We did not exercise the rights to the technology.

We have procedures in place to keep our proprietary information confidential. For example, we require each employee to agree to keep confidential all of our proprietary information and to assign to us all rights in any proprietary information or technology developed by him or her during his or her employment or made thereafter as a result of any inventions conceived or work done during his or her employment with us. Despite our precautions, a third party may copy or otherwise obtain and use our technology without our permission or develop similar technology independently. In addition, certain foreign countries have no or limited effective patent and trade secret protection.

DURATEK®, ALPS®, CNSI®, and Chem-Nuclear® are some of the 18 registered trademarks held by us. DuraMelter is a common law trademark.

Employees

As of December 31, 2003, we employed approximately 1,211 employees and approximately 85 temporary field-assigned employees. These temporary employees are hired on an as needed basis for specific durations. Staffing levels in all segments remained relatively constant throughout 2003.

The success of our business requires us to hire and retain qualified technical personnel. During 2003, we achieved our goal of reducing voluntary resignations by almost 50% in comparison to 2002. In the past, we have been successful in attracting and retaining these qualified technical personnel. We believe that we have good relations with our employees.

Executive Officers

The following table sets forth the names of our executive officers, their positions and principal business experience for the last five years:

Name	Age	Position	Principal Business Experience
Daniel A. D’Aniello	57	Chairman of the Board of Directors	Managing Director, The Carlyle Group since 1987. Chairman of the Board of the Company since January 1995.
Robert E. Prince	56	President, Chief Executive Officer and Director

President and Chief Executive Officer of the Company since November 1990 and director since 1991; Founder of General Technical Services, Inc. (GTS) in October 1984; President and Chief Executive Officer of GTS from 1987 to 1992.

Robert F. Shawver	47	Executive Vice President and Chief Financial Officer	Executive Vice President of the Company since May 1993; Chief Financial Officer and Chief Administrative Officer of the Company since 1987; Vice President of the Company from 1987 to 1993.
David S. Carlson	44	Vice President, Business Operations

Vice President, Business Operations of the Company since March 2001; Management positions in Waste Management Nuclear Services, Waste Management Federal Services, and Chem Nuclear Systems from 1990 to 2000.

Craig T. Bartlett	41	Vice President, Finance and Treasurer

Vice President, Finance of the Company since December 2000; Treasurer of the Company since February 1996; Controller of the Company from February 1993 to 1998; Director, Financial Operations of the Company from 1991 to 1993; Assistant Controller of the Company from 1988 to 1991.

Thomas E. Dabrowski	59	Senior Vice President, Strategic Planning

Senior Vice President, Strategic Planning since September 2002; Senior Vice President, Federal Services Group and President of Duratek Federal Services, Inc. from June 2000 to September 2002; President of Waste Management Nuclear Services from 1998 to 2000; President Waste Management Federal Services from 1993 to 1998.

C. Paul Deltete	55	Senior Vice President, Commercial Services

Senior Vice President of Commercial Services Group of the Company since January 1996; President of Analytical Resources, Inc. (an environmental consulting firm acquired by the Company in 1996) from 1984 to January 1996.

William R. Van Dyke	56	Senior Vice President, Federal Services	Senior Vice President, Federal Services Group since September 2002; Senior Vice President, Business Development of Federal Services Group from 1995 to September 2002.
Michael F. Johnson	52	Senior Vice President, Commercial Processing

Senior Vice President of Commercial Processing Group of the Company since February 2002; General Manager Divesture Activities of Viacom/CBS from 2000 to 2002; General Manager of Resource Energy System Division of Westinghouse Electric Corp. from 1992 to 2000.

Carol Fineagan	44	Vice President Information Systems

Vice President Information Systems of the Company since August 2000; Director of Information Systems of the Company from 1998 to 2000; Director of Information Systems for an accounting firm from 1994 to 1998.

Diane L. Leviski	43	Vice President, Human Resources	Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources of the Company from 1985 to 1988.

Regan E. Voit	54	Senior Vice President, International Sales & Disposal	Senior Vice President, International Sales & Disposal, and President Chem-Nuclear Systems, L.L.C. since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.
Willis W. Bixby, Jr.	57	Vice President, Environmental Health & Quality Assurance and Control

Vice President of the Company since October 1999. Vice President of Scientech, Inc. from 1997 to 1999. Mr. Bixby held several senior management positions with the Department of Energy from 1978 to 1997.

Richard D. Martin, Jr.	38	Vice President & General Council	Vice President of the Company since May 2003. General Council of the Company since May 1999. Various positions with McCormick & Co., Inc. from 1995 to 1999.
William M. Bambarger, Jr.	39	Corporate Controller and Chief Accounting Officer

Corporate Controller of the Company since April 2001. Director of Corporate Accounting of McCormick & Co., Inc. from 2000 to 2001. Controller and Chief Financial Officer of RWD Technologies, Inc. from 1992 to 2000.

Risk Factors

Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below as well as other information we include or incorporate by reference in this annual report and the additional information in the other reports we file with the SEC.

Credit and Business Risks

The documents governing our indebtedness restrict our ability and the ability of our subsidiaries to engage in some business transactions.

We have entered into a secured credit facility (the “Credit Facility”) providing for an aggregate commitment of $145 million which consists of a five year $30 million revolving line of credit to fund working capital and general corporate requirements and a six year $115 million term loan. The credit agreement governing the Credit Facility restricts our ability and the ability of our subsidiaries to, among other things:

•       incur or guarantee additional indebtedness;

•       declare or pay dividends on, redeem or repurchase capital stock, with certain exceptions for our 8% Cumulative Convertible Redeemable Preferred Stock (“Cumulative Convertible Redeemable Preferred Stock”);

•       transfer assets or make loans between us and some of our subsidiaries;

•       make investments;

•       incur or permit to exist liens;

•       enter into transactions with affiliates;

•       make material changes in the nature or conduct of our business;

•       merge or consolidate with, acquire substantially all of the stock or assets of other companies;

•       make capital expenditures; and

•       transfer or sell assets.

The Credit Facility also contains other covenants that are typical for credit facilities of this size, type and tenor, such as requirements that we meet specified financial ratios and financial condition tests. Our ability to make additional borrowings under the Credit Facility depends upon satisfaction of these covenants. Our ability to meet these covenants and requirements may be affected by events beyond our control.

Our failure to comply with obligations under the Credit Facility could result in an event of default under the facility. A default, if not cured or waived, could permit acceleration of our indebtedness. We cannot be certain that we will be able to remedy any default. If our indebtedness is accelerated, we cannot be certain that we will have funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all.

Our business and operating results could be adversely affected by our inability to accurately estimate the overall risks, revenue, or costs on a contract.

We generally enter into four principal types of contracts with our clients: firm fixed-price, fixed-unit-rate, time-and-materials, and cost-plus award or incentive fee. Under our firm fixed-price and fixed-unit-rate contracts, we receive a fixed price regardless of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control and economic and other changes that may occur during the contract period. Under our time-and-materials contracts, we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and cost control. Under our cost-plus award or incentive fee contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under our incentive fee contracts, we are awarded fees assuming that certain contract commitments are met, including schedule, budget, and safety. If any of these commitments are not met, we could have a reduction in expected revenues.

Accounting for a contract requires judgment relative to assessing the contract’s estimated risks, revenue and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.

Our use of percentage-of-completion accounting could result in a reduction or elimination of previously reported profits.

A portion of our revenues are recognized using the percentage-of-completion method of accounting. Generally, the percentage-of-completion accounting practices we utilize result in our recognizing contract revenues and earnings ratably, based on the proportion of costs incurred to total estimated contract costs, or on estimated physical completion or units of production. We believe that our estimating process provides reasonable assurance that our estimates are reasonably dependable but estimates are by their nature uncertain.

Revisions in revenues, cost, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when revenue is probable, which generally is when accepted in writing by the customer. Until then, no revenue or profit is recognized.

Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our common stock.

Our quarterly revenue, expenses, and operating results may fluctuate significantly because of a number of factors, including:

•       the impact that the timing of nuclear power plant outages have on the shipments of waste, which outages typically occur in the spring and fall;

•       unanticipated changes in contract performance that may affect profitability, particularly with contracts that have funding limits;

•       the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;

•       employee hiring and utilization rates;

•       the number and significance of client engagements commenced and completed during a quarter;

•       the ability of our clients to terminate engagements without penalties;

•       delays incurred in connection with an engagement;

•       the size and scope of engagements;

•       the timing of expenses incurred for corporate initiatives;

•       reductions in the prices of services offered by our competitors;

•       changes in accounting rules;

•       the timing and size of the return on investment capital; and

•       general economic or political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

If we have to write-off a significant amount of intangible assets, our earnings will be negatively impacted.

Goodwill is included on our balance sheet and is a significant asset, comprising $70.8 million at December 31, 2003. If our goodwill were to be significantly impaired, a write-down or write-off would be required. The write-off would negatively impact our earnings; however, it would not impact our cash flows.

Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Our government contracts, which are primarily with the DOE and DOD, are, and are expected to continue to be, a significant part of our business. We derived approximately 45% of our consolidated revenues in 2003 and 46% of our consolidated revenues in 2002 from contracts funded by the DOE.  The Federal Services work that we performed for customers that represented greater than 10% of our revenues were with: Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, Bechtel National, Inc. on the Hanford RPP-WTP project, Fluor Fernald, Inc., and Fluor Hanford, Inc. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation, restoration, and operations work, which extend beyond one year and for which additional government funding has not yet been appropriated. We cannot be certain that the U.S. government will appropriate such funds.

All contracts with agencies of the U.S. government and some commercial contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts; however, all costs incurred prior to termination are recoverable.

In addition, government contracts are subject to specific procurement regulations, contract provisions, and a variety of other socioeconomic requirements relating to the formation, administration, performance, and accounting of these contracts. Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions. As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements, or statutes. We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages. Further, if we fail to comply with any of these regulations, requirements, or statutes, our existing government contracts could be terminated, we could be suspended from government contracting or subcontracting, including federally funded projects at the state level, and our ability to participate in foreign projects funded by the United States could be adversely affected. If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenues.

Most of our government contracts are awarded through a regulated competitive bidding process. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

Most of our government contracts are awarded through a regulated competitive bidding process. Some government contracts are awarded to multiple competitors, which increases overall competition and pricing pressure and may require us to make sustained post-award efforts to realize revenues under these government contracts. In addition, government clients can generally terminate or modify their contracts at their convenience. Moreover, even if we are qualified to work on a new government contract, we might not be awarded the contract because of existing government policies designed to protect small businesses and underrepresented minority contractors. The inability to complete existing government contracts or win new government contracts over an extended period could harm our operations and adversely affect our future revenues.

If our partners fail to perform their contractual obligations on a project, we could be exposed to legal liability, loss of reputation and profit reduction or loss on the project.

We perform projects jointly with outside partners in order to enter into subcontracts, joint ventures, and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fails to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

Our future success will likely depend, in part, on the success of our existing collaborative relationships. Collaborative arrangements involve risks that the participating parties may disagree on business decisions and strategies resulting in potential delays, additional costs, and risks of litigation. Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our results of operations.

Regulatory Risks

Our services expose us to significant risks of liability and our insurance policies may not provide adequate coverage.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions. Although we are committed to a policy of operating safely and prudently, we may be subject to liability claims by employees, customers, and third parties as a result of such exposures. In addition, we may be subject to fines, penalties, or other liabilities arising under environmental or safety laws. To date, we have been able to obtain liability insurance for the operation of our business. However, there can be no assurance that our existing liability insurance is adequate or that it will be able to be maintained or that all possible claims that may be asserted against us will be covered by insurance. A partially or completely uninsured claim, if successful and of sufficient magnitude, could have a material adverse effect on our results of operations and financial condition.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Power, Defense, and Energy & Environment business units.

Our Federal and Commercial units provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. While the Price-Anderson Act’s indemnification provisions are broad, it has not been determined whether they apply to all liabilities that might be incurred by a radioactive materials cleanup contractor. Moreover, the Price-Anderson Act indemnification authority expired on December 31, 2003, for NRC licensees, and it will expire on December 31, 2004 for DOE contractors. There are legislative proposals to enact a long-term extension of Price Anderson indemnification authority, as has been done several times in the past. Those proposals are part of the omnibus energy legislation that is pending in Congress. However, that bill has been held up during the last several legislative sessions for reasons unrelated to Price Anderson.

NRC licensees who already have coverage and those who rely on the flow-down of coverage they receive are unaffected by the expiration. The existing coverage continues. (Since no new power plants are on the drawing board, the expiration of authority to indemnify new NRC licensees has no immediate effect.)  Similarly, DOE contractors who have coverage under current contracts would be unaffected by the expiration of authority at the end of the year. Their coverage continues until the contract under which the indemnification was granted terminates.  However, our Federal business could be adversely affected if DOE prime contractors are reluctant to enter into new contracts involving nuclear hazards in the absence of an extension of Price Anderson indemnification authority for them after December 31, 2004. DOE has alternative although more limited indemnification authority under Public Law 85-804, and when Price Anderson has temporarily lapsed in the past, DOE prime contractors were generally willing to accept that coverage on an interim basis. Private insurers, however, have generally not been willing to cover nuclear hazards associated with DOE work.

We operate in a highly regulated industry requiring our customers and us to have and comply with federal, state, and local government permits and approvals.

Our customers and we operate in a highly regulated environment. Facilities utilizing our technologies are required to have federal, state, and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals or with environmental and safety laws may adversely affect our operations and may subject us to penalties and other sanctions.

In addition to regulatory requirements, environmental laws impose joint and several liabilities for the cleanup of contamination upon the current and former owners and operators of contaminated property and on any party who arranges for the disposal or treatment of hazardous substances at a facility that is or becomes contaminated. Such liability is imposed without regard to fault and regardless of knowledge or compliance with environmental requirements. There can be no assurance that we will not face such liability in the future.

In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals. Changes in environmental requirements also may require us to change or improve our waste management technologies and services and incur additional expenses. There can be no assurance that we will be able to meet all of the applicable regulatory requirements.

Changes in existing environmental laws, regulations, and programs could reduce demand for our environmental services, which could cause our revenues to decline.

A significant amount of our waste management business is generated either directly or indirectly as a result of existing Federal and state laws, regulations, and programs related to pollution and environmental protection. Federal, state, and local environmental legislation and regulations require substantial expenditures and impose liabilities for noncompliance. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation, or enforcement of these programs, could result in a decline in demand for environmental services that may have a material adverse effect on our revenue.

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts. These bonds indemnify the customer should we fail to perform our obligations under the contract. If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project. We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion. Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost. There can be no assurance that bonds will continue to be available to us on reasonable terms. Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our businesses, financial condition, results of operations, and cash flows.

Competition Risks

We face an increasing competitive market for our waste treatment technologies and services.

The market for our waste management technologies and services are characterized by several large companies and numerous small companies. Any of these companies may possess or develop technologies superior to our technologies. In addition, we compete with companies offering waste management technologies, storage, and disposal alternatives management. In our services business, our competitors range from major national and regional environmental service and consulting firms with large environmental remediation staffs to small local firms. To the extent that our competitors offer more cost-effective management technology alternatives or offer comparable services at lower prices, our ability to compete effectively could be adversely affected.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We are dependent upon our ability to attract and retain highly qualified managerial, business development personnel, skilled technical specialists, and experts in a wide range of scientific, engineering, and health and safety fields. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, business development, and technical personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations, and cash flows.

We are also highly dependent upon the technical expertise and management experience of our senior management. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. Certain members of our senior management are subject to employment agreements, which end in June 2004 and November 2004, with one-year automatic extensions unless terminated with proper notice before the end date. There are no “key man” life insurance policies on any members of senior management or any other personnel.

Other Risks

Our stockholder rights plan and provisions of Delaware law could inhibit a change in control.

We are subject to various restrictions and other requirements that may have the effect of delaying, deterring, or preventing a change in control of us, such as:

•       our stockholder rights plan; and

•       Section 203 of the Delaware General Corporation Law.

On December 16, 2003, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock and each share of our Cumulative Convertible Redeemable Preferred

Stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.  Due to The Carlyle Group and its affiliates current ownership position in excess of 20% of our outstanding common stock, under the stockholder rights plan, The Carlyle Group and its affiliates and associates shall not be considered an acquiring person unless it and its affiliates and associates shall acquire more than an additional 5% of our outstanding common stock in excess of the amount owned by such persons on the date of adoption of the stockholder rights plan.

We are also subject to Section 203 of the Delaware General Corporation Law, which generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.

The Carlyle Group beneficially owns a significant number of our outstanding shares and has the ability to resell these shares.

The Carlyle Group beneficially owns approximately 22.8% of our outstanding Common Stock as of December 31, 2003. When the Cumulative Convertible Redeemable Preferred Stock that is owned by The Carlyle Group is included, they have an aggregate of 23.2% of the outstanding voting securities as of December 31, 2003. The Carlyle Group has the right to require us to register for resale of all of the shares beneficially owned by them. We will not receive any proceeds from the sale of these shares. To the extent that The Carlyle Group sells these shares at times when we are looking to raise addition capital, our ability to raise these additional funds may be adversely impacted.

We have entered into a stockholders agreement where we have agreed to use our best effort to cause one individual designated by The Carlyle Group to be nominated to our Board.

The Carlyle Group and we have entered into a Stockholders’ Agreement dated December 16, 2003 under which The Carlyle Group has agreed to waive its right under Article III (b) of the Certificate of Designations of the Cumulative Convertible Redeemable Preferred Stock to elect a majority of the Board of Directors and has agreed to vote the shares beneficially owned by it at our next annual meeting to eliminate this provision from this Certificate of Designations. In addition, we have agreed to use our best efforts, consistent with all applicable laws, to cause one individual designated by The Carlyle Group to be nominated to our board provided the nominee is reasonably acceptable to our Nominating and Corporate Governance Committee.

The value of our common stock could continue to be volatile.

Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       quarter to quarter variations in our financial results, including revenue, profits, and other measures of financial performance or financial condition;

•       announcements of new contracts or technological development;

•       announcements by us or our competitors of significant acquisitions;

•       resolution of threatened or pending litigation;

•       status of our collaborative arrangements or those of competitors;

•       changes in investors’ and analysts’ perceptions of our business or any of our competitors’ businesses;

•       investors’ and analysts’ assessments of reports prepared or conclusions reached by third parties;

•       changes in environmental legislation;

•       patent or proprietary rights developments;

•       broader market fluctuations; and

•       general economic or political conditions.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

Financial Information About Geographic Areas

We receive substantially all of our revenues from our domestic operations and do not have significant overseas revenues.

Available Information

We incorporated in Delaware in 1982. Our principal executive offices are located at 10100 Old Columbia Road, Columbia, Maryland 21046. Our telephone number is (410) 312-5100 and our web site address is www.duratekinc.com. We file annual, quarterly, special reports, proxy statements, and other information with the SEC. We make these documents available on our web site, free of charge, as soon as practicable, after we file these documents with the SEC.

Item 2. Properties

We lease approximately 35,000 square feet of office space in Columbia, Maryland. We use this space as our general corporate offices. The initial term of this lease ends on December 31, 2006. In addition, we lease approximately 18,000 square feet of office space in Columbia, South Carolina, which lease ends in 2007, and approximately 15,000 square feet of office space in Lakewood, Colorado, which lease ends on December 31, 2005. We lease approximately 18,000 square feet of office space in Oak Ridge, Tennessee. This property is for general office space for certain employees of our Federal Services and Commercial Services segments. This lease expires on August 30, 2006.

Our primary waste processing operations are located on 50 acres of land that we own in Oak Ridge, Tennessee. We operate additional waste processing operations on another 50-acre parcel that we own in Kingston, Tennessee. We handle the decommissioning and disposal of large component projects on our 13.5-acre site in Memphis, Tennessee.

We maintain the operating rights to a commercial low-level radioactive waste disposal landfill site that is owned by the State of South Carolina. The disposal landfill site is called the Barnwell Disposal Facility and is located in Barnwell, South Carolina. Our lease with the State of South Carolina to operate this site ends on April 5, 2075.

Item 3. Legal Proceedings

In December 2003, we received a Request for Equitable Adjustment (“REA”) from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $7 million to an ongoing, fixed-price subcontract between PAS and us for asbestos-abatement services. The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”).

We are evaluating the REA to determine whether PAS has both stated a valid basis for entitlement and priced the REA in a manner that supports the requested adjustment. We have already passed through certain elements of the REA for payment by our prime contractor, Bechtel Jacobs, because the additional costs claimed by PAS in those REA elements were caused by the actions and inactions of Bechtel Jacobs.

We are still evaluating the remainder of the REA. It is unclear at this time whether the remaining elements of the REA have merit; however, we believe that we have valid defenses to some, if not all, of the claims asserted by PAS. If we determine that additional elements of the REA have merit, it is unclear what portion of those REA elements, if any, may be passed through to Bechtel Jacobs for payment.

On February 6, 2004, we were sued in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of the IT Group, Inc., et al for the avoidance and recovery of money paid to us for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004. The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group. The total amount of payments listed in the complaint is $6.9 million. We believe that the claim of the Unsecured Creditors of The IT Group is frivolous and without merit. We intend to defend ourselves vigorously.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG.  The complaint alleges that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT’s release of SEG from obligations to pay $8 million to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1.5 million of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers.  The complaint purports to state four bankruptcy and five common law counts. We intend to vigorously contest MMT’s allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, we may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of our liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge our claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse’s motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

In addition, from time to time, we are a party to litigation, administrative proceedings, or other matters relating to claims arising from our operations in the normal course of our business. Our management, on the advice of counsel, believes that the ultimate resolution of such litigation, administrative proceedings, or other matters, including those described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

We did not submit any matters for approval to our stockholders during the last quarter of our 2003 fiscal year.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the NASDAQ National Market under the symbol “DRTK”. The table below sets forth the quarterly high and low sale prices of our Common Stock during the past two fiscal years. The last reported sale price of our Common Stock on the NASDAQ National Market on March 8, 2004 was $16.10.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2003:
4th quarter	$13.71	$8.50
3rd quarter	9.86	7.75
2nd quarter	10.75	7.30
1st quarter	10.00	6.97
Year ended December 31, 2002:
4th quarter	$9.71	$5.90
3rd quarter	7.50	5.31
2nd quarter	7.15	4.80
1st quarter	5.09	2.77

As of March 8, 2004, there were 1,441 holders of record of our Common Stock and we estimate that there were approximately 3,300 beneficial holders.

We have never declared or paid a cash dividend on our Common Stock and we are prohibited from paying dividends on any of our Common Stock under our bank credit facility. As of December 31, 2003, we had accrued dividends of approximately $60,000, which includes dividends in arrears, on the outstanding shares of the Cumulative Convertible Redeemable Preferred Stock. We are required to pay dividends to the holders of our Cumulative Convertible Redeemable Preferred Stock out of funds legally available in accordance with the terms of the Cumulative Convertible Redeemable Preferred Stock, which require the payment of quarterly dividends of approximately $12,000 in the aggregate or $2.00 per share. Because we intend to retain earnings primarily to fund working capital, to invest in capital expenditures, and to meet our debt service requirements, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Item 6. Selected Financial Data (in thousands of dollars and shares, except earnings per share dollars)

The selected financial data set forth below should be read together with the information under Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in this Form 10-K.

Our statements of operations for the years ended December 31, 2003, 2002, and 2001 and balance sheet data as of December 31, 2003 and 2002 set forth below are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 2000 and 1999 and balance sheet data as of December 31, 2001, 2000, and 1999 are derived from our audited consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	2003	2002(2)	2001	2000(1)	1999(1)
Statement of Operations Data:
Revenues	$285,901	$291,536	$279,173	$228,542	$176,408
Cost of revenues	217,493	229,134	237,454	203,470	141,543
Gross profit	68,408	62,402	41,719	25,072	34,865
Selling, general and administrative expenses	33,462	33,583	34,991	29,962	15,168
Income (loss) from operations	34,946	28,819	6,728	(4,890)	19,697
Interest expense	(6,903)	(5,518)	(10,606)	(8,876)	(2,332)
Other income (expense), net	76	285	191	(281)	35
Income (loss) before income taxes (benefit), equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	28,119	23,586	(3,687)	(14,047)	17,400
Income taxes (benefit)	11,671	9,673	(729)	(5,083)	6,464
Income (loss) before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	16,448	13,913	(2,958)	(8,964)	10,936
Equity in income (loss) of joint ventures	202	(148)	(148)	(148)	(122)
Net income (loss) from continuing operations	16,650	13,765	(3,106)	(9,112)	10,814
Cumulative effect of a change in accounting principle, net of taxes	(2,414)	—	—	—	—
Net income (loss)	14,236	13,765	(3,106)	(9,112)	10,814
Preferred stock repurchase premium, dividends, and charges for accretion	(36,154)	(1,279)	(1,495)	(1,443)	(1,510)
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)	$(10,555)	$9,304

	Years Ended December 31,
	2003	2002(2)	2001	2000(1)	1999(1)
Statement of Operations Data (continued):
Income (loss) per share:
Basic:
Before cumulative effect of a change in acccounting principle	$(1.44)	$0.92	$(0.34)	$(0.79)	$0.70
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	—
	$(1.62)	$0.92	$(0.34)	$(0.79)	$0.70
Diluted:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.72	$(0.34)	$(0.79)	$0.55
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	—
	$(1.62)	$0.72	$(0.34)	$(0.79)	$0.55
Basic weighted average common stock outstanding	13,561	13,504	13,449	13,432	13,351
Diluted weighted average common stock outstanding	13,561	19,110	13,449	13,432	20,323

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital (deficiency)	$12,902	$(17,076)	$(16,573)	$3,877	$20,587
Total assets	283,144	254,132	272,649	298,700	157,320
Long-term debt and capital lease obligations	116,562	61,780	85,386	115,592	39,492
Redeemable convertible preferred stock	300	15,752	15,734	15,499	15,509
Stockholders’ equity	37,866	59,862	46,884	51,085	60,729

(1)          The results of the operations from the WMNS acquisition in June 2000 and the Frank W. Hake Associates, LLC acquisition in June 1999 are included in our results from the dates of acquisition.

(2)          Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we are no longer amortizing goodwill but rather testing such assets for impairment on an annual basis. If we had been required to adopt the provisions of the pronouncement effective as of January 1, 1999, net income (loss) and diluted net income (loss) per share would have been $(2.9) million and $(0.21) in 2001, $(9.3) million and $(0.69) in 2000, and $11.6 million and $0.57 in 1999.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes thereto that follows in this report. The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations, or risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report. Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We operate in a complex environment due to the nature of our customers and our projects. These factors are described throughout this Annual Report on Form 10-K, including under “Risk Factors.”  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to our executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, our executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial impact of many of our contracts. Due to the complexity in the revenue recognition for our projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing of revenues and related costs.  During 2003, a number of projects continued to experience volatility with regards to financial results due to developments and risks associated with our projects and the continual changing environment for our customers.

The following is a summary of significant events in 2003 that had an impact on our financial results and thus received considerable financial management attention and scrutiny:

•       In the third quarter of 2003, we recorded a $4.6 million reduction of gross profit as a result of an estimated loss on our EMWMF project in the Federal Services segment. These losses were incurred as a result of additional costs associated with record rain amounts in Tennessee that resulted in additional processing costs. We are aggressively managing the project to minimize future losses and are preparing several requests for equitable adjustments on the project that could help us reduce this estimated loss in the future.

•       In the third quarter of 2003, we adjusted the schedule and cost assumptions that are used to determine our incentive fees for a significant project in the Federal Services segment. We are a subcontractor on this project and are following the estimates that were revised by our prime contractor in August 2003. This resulted in a contract-to-date revenue increase of $6.5 million.

•       In the fourth quarter of 2003, we recorded a $1.7 million reduction of revenue relating to a decrease in award fees earned during 2003 on a Federal government project in the Federal Services segment due to failure of the prime contractor to meet certain regulatory and contract milestones.

•       In the second quarter of 2003, we recognized $1.8 million of additional profit in the Commercial Services segment and a $1.0 million increase in revenues in the Commercial Processing and Disposal segment as a result of the successful completion of a large fixed-price logistics and transportation project. This project was completed ahead of schedule and below budget.

•       We incurred an additional $2.5 million of interest expense in the fourth quarter of 2003 due to the write-off of the unamortized deferred financing costs that were incurred in 2000 in connection with our prior credit facility and replaced in December 2003 with our new credit facility.

•  On December 16, 2003, we repurchased 151,467 shares of our 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (“Cumulative Convertible Redeemable Preferred Stock”) from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million.  This resulted in a $35.2 million of charges similar to a dividend, which is included in preferred stock repurchase premium, dividends, and charges for accretion in our consolidated statements of operations.

We continue to aggressively manage our projects to minimize these risks and the financial impact on us. More information on risks and our efforts to manage risks are available in Item 1 of this report.

We provide services to commercial and government customers in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services.  Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. Our revenues are derived almost equally from government and commercial customers.

Our Federal Services segment provides the following services as a contractor or subcontractor for the United States Department of Energy (“DOE”) and other governmental entities:

•       radioactive and hazardous waste characterization;

•       storage, processing, packaging, transportation, and disposal services;

•       nuclear facility commissioning, operations, and decommissioning;

•       technology and engineering expertise; and

•       on-site environmental remediation services on large government projects.

The timing and scope of DOE waste treatment projects will affect future operating results. These projects are typically approved and awarded when funding has been appropriated as part of the Federal government’s annual budget process. Most of these projects are long-term and are required as part of environmental legislation. However, these projects are continually at risk of funding adjustments depending on the Federal government’s current financial resources.

Our Commercial Services segment provides a broad range of proven technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories. Our services include the following:

•       liquid waste processing;

•       transportation logistics (including complete brokerage services and large component disposition);

•       radiological emergency response;

•       area, building, and site characterization and decommissioning;

•       instrumentation calibration and rental; and

•       training.

We also provide technical support services to our commercial clients including project management, engineering, radiation protection support, and environmental consulting. These projects are typically approved and awarded by the respective commercial customer when funding has been appropriated as part of their annual budget process. Most of these projects are short-term and required as part of environmental legislation. However, these projects are continually at risk of funding adjustments depending on the commercial customer’s current financial resources.

Our Commercial Processing and Disposal segment operates two facilities in Tennessee and two facilities in South Carolina. At the Tennessee facilities, we use multiple technologies to volume reduce and package customer waste for final disposition such as:

•       incineration;

•       compaction;

•       metal melting and decontamination; and

•       survey and release.

Future operating results will be affected by, among other things, the duration of commercial waste processing contracts and the amount of waste to be processed by our commercial waste processing operations pursuant to these contracts.

At the South Carolina facilities, we perform the following operations:

•       materials disposal for the Department of Defense;

•       specialty waste processing for nuclear power plants; and

•       operate a disposal facility for the State of South Carolina.

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to cost to complete long-term contracts, the cost to decontaminate and decommission (“D&D”) facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policies, which relate to revenue recognition, D&D liabilities, and recoverability of long-lived assets including goodwill, are discussed below.

Revenue Recognition

Commercial Waste Processing

The commercial waste processing operations have short-term and long-term contracts with commercial companies and governmental entities to provide waste processing services. Our Services are primarily provided under fixed-unit-price contracts and usually require us to ship the processed waste product for burial on behalf of the customer. Our value added service is volume reduction of contaminated materials such as metal, wood, and paper to reduce the economic costs of burial. We recognize revenues when a contract has been executed, the contract price is fixed and determinable, as waste is processed, and collectibility of the contract price is considered probable. Revenue is recognized during the processing phase as units of waste are processed based on the unit prices quoted in the contracts (i.e. as the waste product is output from the process). Revenues related to the out-bound transportation and burial are deferred until the waste is shipped from our facility. Our fixed unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time waste is received and sorted. As of December 31, 2003, we have deferred revenues of $2.6 million relating to burial expense for waste that has been processed but has not been shipped from our facility. As of December 31, 2003, we have unbilled receivables of $3.9 million related to work performed that is billable upon completion of work and deferred revenues of $10.6 million for cash collections in advance of our performance of service. As of December 31, 2003, no amount of pending claims or pending change orders has been included in our revenues. Sometimes variances in weight and waste classification occur. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the contract. When these variances are identified, revenue is adjusted to the correct weight or classification assuming the contract allows for such an adjustment.

Contract Revenue and Cost Recognition

The Federal Services and Commercial Services segments have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. We recognize revenues when a contract is executed, the contract price is fixed and determinable, funding has been received (in the case of federal government contracts), delivery of the service or products has occurred, and collectibility of the contract price is considered probable. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term on the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work. All revenue recognition is deferred during periods in which funding is not received and costs are expensed as they are incurred. As of December 31, 2003, there are approximately $4.6 million outstanding requests for equitable adjustments in Federal Services and approximately $1.1 million outstanding in Commercial Services. As of December 31, 2003, no amount of these claims has been included in the contract value.

During 2003, we derived 62% of our Federal Services and Commercial Service segments revenues from government contracts and 38% of our Federal Services and Commercial Service segments revenues from commercial contracts. Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. We do not enter into fixed-price research and development contracts. As of December 31, 2003, based on revenues, we had 22% of time-and-materials contracts, 25% of cost-plus award or incentive-fee contracts, 19% of firm-fixed-price contracts, and 34% of fixed-unit-rate contracts. Under our time-and-materials contracts, we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and cost control. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured. We had recognized $9.1 million in incentive fee revenues in 2003, $6.0 million in 2002, and $4.9 million in 2001. Under our cost-plus award or incentive fee contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. Under our incentive fee contracts, we are awarded fees if we meet certain contract commitments, including schedule, budget, and safety. If any of these commitments are not accepted, we could have a reduction in expected revenues. Quarterly assessments are made to measure our compliance with established contract commitments. We accrue award or incentive fees when estimable and collection is reasonably assured. Under our firm-fixed-price and fixed-unit-rate contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized using the percentage-of-completion method of accounting, and is based on the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

For contracts entered into subsequent to July 1, 2003, we consider the segmentation criteria in Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, and determine if there are elements of our contracts that are inconsistent with the scope of percentage-of-completion accounting as set forth in Statement of Position 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts (“SOP 81-1”). For those elements that are consistent with the scope of SOP 81-1, we consider the segmentation criteria of SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contracts. Through December 31, 2003, we have segmented only one contract.

The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications. We record contract claims and pending change orders when revenue is probable, which generally is when accepted in writing by the customer. As of December 31, 2003, no amount of these pending claims has been included in the revenue. The cost to perform the work related to these claims and pending change orders is included in our estimates of contract profitability. Subcontractors have requested contract change orders totaling approximately $8.0 million related to scope changes requested by our customers where we have made identical claims to the customers. Based on agreement with our customers and our understanding of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. These amounts have not been included in the results of our operations.

Provisions for estimated losses on individual contracts are made in the period in which the losses are identified and include all estimated direct costs to complete the contract (excludes future general and administrative costs expected to be allocated to the contract). Contract acquisition costs are expensed as incurred.

Contracts typically provide for periodic billings monthly or based on contract milestones. The difference between costs and estimated earnings in excess of billings on uncompleted contracts is classified as unbilled receivables and billings in excess of costs and estimated earnings on uncompleted contracts are classified as unearned revenues. As of December 31, 2003, we have unbilled receivables for Commercial Services and Federal Services segments of $14.0 million of which $6.6 million related to work performed that is currently billable and deferred revenues for the Commercial Services and Federal Services segments of $10.0 million for cash collections in advance of performance of services.

Revisions in revenues, cost, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when revenue is probable, which generally is when accepted in writing by the customer. Until then, no revenue or profit is recognized.

Although we have a history of making reasonably dependable estimates of the extent of progress towards completion of contract revenue and of contract completion costs on our long-term engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Any estimation process, including that used in preparing contract estimates, involves inherent risk. We reduce the inherent risk relating to estimates of the percentage-of-completion, award and incentive fees, claims/pending change orders, and cost estimates through corporate policy, approval and monitoring processes, which includes a detailed monthly review and status report to management of all significant contracts with such risk. The Project Manager submits a formal monthly activity report to management and all estimates are reviewed by the Management for consistency and reasonableness.

D&D Liabilities

We have responsibility related to the cost to D&D the facilities and equipment in Tennessee and South Carolina and equipment used at customer sites in the Commercial Services segment. Such costs will generally be paid upon closure of such facilities or disposal of such equipment.

Similarly, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act, we will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and its buildings and equipment located at the Barnwell site. We have recorded accruals related to these D&D liabilities.

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. Upon adoption of SFAS No. 143, on January 1, 2003, we recognized the following changes to our consolidated financial statements: increase property, plant and equipment by $5.9 million and increase facility and equipment D&D liabilities by $9.9 million. We recognized a $2.4 million cumulative effect of a change in accounting principle, net of tax ($4.0 million pre-tax).

As of December 31, 2003, our D&D liabilities consist of facility and equipment ARO of $20.1 million and Barnwell closure of $20.8 million. Under the terms of the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”), and our license with the State of South Carolina, we were required to establish a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of trust fund.

We update our closure and remediation cost estimates for D&D on an annual basis. These estimates are based on current technology, regulations, and burial rates. We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Changes in these factors could have a material impact on these estimates.

Recoverability of Long-Lived Assets, Including Goodwill

We have made significant business acquisitions for which we have recorded the fair value of long-lived assets acquired and related goodwill and other intangible assets. We review long-lived assets and certain identifiable intangibles for impairment whenever events or circumstances indicate the carrying value of such assets may not be recoverable.

We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, on January 1, 2002. As of December 31, 2003, we had $70.8 million of goodwill and $4.7 million of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any other intangible assets with indefinite useful lives.

Goodwill is not amortized, but rather is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We tested our goodwill at the end of the first quarter of 2003 and 2002 in accordance with the standard and concluded that no impairment charge was required. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value. During 2003, 2002, and 2001, we concluded that no impairment charge was required.

Results of Operations

Year to Date 2003 Compared to Year to Date 2002.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2003 and 2002.

			Increase (decrease)
	2003	2002	Dollar	Percent
	(in thousands)
Revenues	$285,901	$291,536	$(5,635)	(1.9)%
Cost of revenues	217,493	229,134	(11,641)	(5.1)%
Gross profit	68,408	62,402	6,006	9.6%
Percent of revenues	23.9%	21.4%
Selling, general and administrative expenses	33,462	33,583	(121)	(0.4)%
Percent of revenues	11.7%	11.5%
Income from operations	34,946	28,819	6,127	21.3%
Percent of revenues	12.2%	9.9%
Interest expense	(4,357)	(5,518)	1,161
Write-off of deferred bank financing costs(1)	(2,546)	—	(2,546)
Other income, net	76	285	(209)
Income taxes	11,671	9,673	1,998
Equity in income (loss) of joint ventures	202	(148)	350
Net income before cumulative effect of a change in accouting principle	16,650	13,765	2,885
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	(2,414)
Net income	14,236	13,765	471
Preferred stock repurchase premium, dividends, and charges for accretion	(36,154)	(1,279)	(34,875)
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(34,404)

(1)          Included in interest expense in the consolidated statement of operations.

Revenues decreased primarily due to the Environmental Management Waste Management Facility (“EMWMF”) project, the Hanford RPP-WTP projects, and incremental revenues recognized during 2002 relating to a large component project in Memphis and from a consolidated joint venture. Partially offsetting these decreases were increases in revenues relating to an incentive fee on a Federal government subcontract, site D&D projects, a transportation and logistics contract that was successfully completed, the transportation services operations, and revenues relating to the award of new work or the change in work scope on existing contracts in the Federal Services segment.

Gross profit increased primarily due to the increase in revenues by the Commercial Services segment. As a percent of revenues, gross profit increased primarily due to the incentive fee recognized on a Federal government subcontract, the successful completion of a transportation and logistics contract, and higher margins realized on site D&D projects, partially offset by a contract loss recognized on the EMWMF contract.

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2003 and 2002:

			Increase (decrease)
	2003	2002	Dollar	Percent
	(in thousands)
Federal Services:
Revenues	$125,839	$135,310	$(9,471)	(7.0)%
Gross profit	25,991	25,761	230	0.9%
Percent of revenues	20.7%	19.0%
Income from operations	11,847	11,510	337	2.9%
Percent of revenues	9.4%	8.5%
Commercial Services:
Revenues	$74,945	$64,931	$10,014	15.4%
Gross profit	25,455	17,267	8,188	47.4%
Percent of revenues	34.0%	26.6%
Income from operations	15,611	10,125	5,486	54.2%
Percent of revenues	20.8%	15.6%
Commercial Processing and Disposal:
Revenues	$85,117	$91,295	$(6,178)	(6.8)%
Gross profit	16,962	19,374	(2,412)	(12.4)%
Percent of revenues	19.9%	21.2%
Income from operations	7,488	7,184	304	4.2%
Percent of revenues	8.8%	7.9%

Federal Services:

Revenues decreased $9.5 million primarily due to the following variances:

•       Completion of the construction phase of the EMWMF project in 2002 for which $13.7 million in revenues were recognized.

•       A decrease in revenues of $0.9 million relating the operation phase of the EMWMF contract relating to a decrease in the waste receipt volume.

•       A decrease in revenues of $9.2 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the contract winding down.

•       Incremental revenues of $3.7 million recognized during 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado. Effective October 2002, we negotiated a buyout agreement with the joint venture partner and we continue to work on the project as a subcontractor to our former joint venture partner.

•       A decrease in revenues of $2.2 million in 2003 compared to 2002 relating to a decrease in the level of incentive fees earned on a Federal government subcontract primarily due to failure of the prime contractor to meet a regulatory milestone and a reduction of reimbursable expenses.

•       Partially offsetting these decreases was an increase in revenues relating to:

•       An increase in revenues of $6.5 million relating to revised estimates of an incentive fee accrued on a Federal government subcontract. This incentive fee is calculated based upon the project ed completion target date. Additional amounts may be earned under the incentive fee if the project completion date is earlier than the target date. Conversely, if the target date were delayed, lower amounts would be earned under the incentive fee. During the third quarter of 2003, we revised our accrual estimate based upon correspondence with the project’s prime contractor and their discussion and correspondence with the customer which indicated that the Target Date.

•       An increase in revenues, net, of $12.4 million relating to the award of new work or the change in work scope on existing contracts.

Gross profit increased slightly primarily due to:

•       An increase in gross profit of $5.0 million relating to the incentive fee recognized on a Federal government subcontract.

•       An increase in gross profit of $5.5 million relating to the award of new work or the change in work scope on existing contracts.

•       A loss provision recognized in 2002 relating to work performed to clean up and close a DOE environmental technology site in Colorado.

•       Partially offsetting these increases were decreases in gross profit relating to:

•       The EMWMF contract had a decrease in gross profit of $8.2 million in 2003 compared to 2002 relating to the reduction in waste receipt volumes as discussed above and a revision to the estimated contract profitability resulting from a reassessment of the project’s status, which was required primarily due to an increase in cost estimated to operate the facility due to abnormal amounts of rain water at the EMWMF site. We are in negotiation with the customer to obtain equitable adjustments for the higher operating costs. Any increase in contract value will be included in revenue when approved by the customer.

•       A decrease in gross profit of $1.9 million in 2003 compared to 2002 relating to the Hanford RPP-WTP projects as a result of the contract winding down.

•       A decrease in gross profit of $1.7 million in 2003 compared to 2002 relating to a decrease in award fees earned on a Federal government subcontract primarily due to failure of the prime contractor to meet a regulatory milestone and a reduction of reimbursable expenses.

Commercial Services:

Revenues increased $10.0 million primarily due to the following:

•       An increase in revenues of $3.5 million relating to site D&D projects, which include the award of new work.

•       Revenues of $1.8 million relating to the successful completion of a transportation and logistics contract.

•       An increase in revenues of $2.8 million from the transportation services operations relating to higher revenues from the rental of casks and an increase in business due to a change in the competitive environment that includes the loss of a competitor.

•       Partially offsetting these increases was a decrease of $1.8 million from the radiological engineering services business relating to low margin work that was not being pursued in 2003.

Gross profit increased $8.2 million primarily due to the following:

•       An increase in gross profit of $5.3 million relating to site D&D projects, which include the award of new work.

•       An increase in gross profit of $3.0 million relating to the successful completion of a transportation and logistics contract.

•       An increase in gross profit of $1.6 million relating to the transportation services operations.

As a percent of revenues, gross profit increased primarily due to the successful completion of transportation and logistics contract and higher margins realized on site D&D projects.

Commercial Processing and Disposal:

Revenues decreased $6.2 million primarily due to the following variances:

•       In 2002, revenues of $5.1 million were recognized relating to a large component project in Memphis and revenues of $1.5 million were recognized by the Barnwell low-level radioactive disposal operation relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost. The Barnwell Operating Rights revenue related to the amortization expense since July 1, 2000.

•       Partially offsetting these decreases was increases in revenues relating to:

•       An increase in revenues of $1.6 million from the fixed based processing facility in Tennessee due to an increase in activity relating to waste received from customers that does not require processing and can be directly sent for burial and higher processed volume, offset lower priced waste due to a change in the processed waste mix.

•       An increase in revenues of $1.0 million from the Barnwell operation primarily relating to disposal work performed on a transportation and logistics contract at the Barnwell low-level radioactive waste disposal site and revenues on special decommissioning work performed at the disposal site.

Gross profit decreased $2.4 million primarily due to revenues recognized in 2002 by the Barnwell operation relating to the amortization expense of the Barnwell Operating Rights, which represented the revenue on the amortization expense since July 1, 2000, and due to the fixed based processing facility in Tennessee, which incurred higher personnel related expenses and expenses related to production. Excluding the effects of revenues relating to Barnwell Operating Rights, gross profit as a percent of revenues decreased slightly.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expense decreased slightly primarily due to lower personnel related expenses as a result of a reduction in work force in 2002 and lower bank related fees, partially offset by an increase in professional services fees, bid and proposal expenses, information system related expenses, and directors fees.

Interest expense in 2003 includes $2.5 million of unamortized deferred financing costs that were expensed due to the establishment of the new credit facility in December 2003. The unamortized deferred financing costs were incurred in June 2000 in connection with the establishment of the prior credit facility. Excluding this amount, interest expense decreased as a result of the lower average borrowing and lower interest rates.

Income taxes increased $2.0 million primarily due to the increase in pre-tax income and an increase in the effective tax rate from 41.0% in 2002 to 41.5% in 2003. The increase in the effective tax rate was primarily related to an Internal Revenue Services audit. Our effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

We recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax, relating to the adoption of SFAS No. 143 in 2003. (see note 10 in the Notes to Consolidated Financial Statements.)

On December 16, 2003, we repurchased 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock par value $.01 per share from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million. This resulted in a $35.2 million charges similar to a dividend, which is included in preferred stock repurchase premium, dividends, and charges for accretion in our consolidated statements of operations.

Year to Date 2002 Compared to Year to Date 2001.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2002 and 2001.

			Increase (decrease)
	2002	2001	Dollar	Percent
	(in thousands)
Revenues	$291,536	$279,173	$12,363	4.4%
Cost of revenues	229,134	237,454	(8,320)	(3.5)%
Gross profit	62,402	41,719	20,683	49.6%
Percent of revenues	21.4%	14.9%
Selling, general and administrative expenses	33,583	34,991	(1,408)	(4.0)%
Percent of revenues	11.5%	12.5%
Income from operations	28,819	6,728	22,091	328.3%
Percent of revenues	9.9%	2.4%
Interest expense	(5,518)	(10,606)	5,088
Other income, net	285	191	94
Income taxes (benefit)	9,673	(729)	10,402
Equity in loss of joint venture	(148)	(148)	—
Net income (loss)	13,765	(3,106)	16,871
Preferred stock dividends and charges for accretion	(1,279)	(1,495)	216
Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$17,087

As previously indicated, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. If the provisions of SFAS No. 142 were in effect in 2001, our net loss would have been $2.9 million.

Revenues increased $12.4 million primarily due to revenues of $7.1 million relating to a large component project in Memphis, revenues of $3.3 million from the site D&D business due to an increase in the volume of work on existing contracts, incremental revenues of $2.1 million recognized in 2002 from a consolidated joint venture, and revenues of $17.3 million relating to the award of new work and increase in work scope on existing contracts in the Federal Services segment. Partially offsetting these increases was decreases in revenues of $6.5 million primarily due to the sale in April 2001 of the technical support services business, revenues of $4.4 million relating to the sale of limited rights of our vitrification technology in 2001, revenues of $3.8 million from the commercial processing operations in Tennessee, and revenues of $3.4 million relating to the radiological engineering services business.

Gross profit increased $20.7 million primarily due to the increase in revenues, losses recognized in 2001 on two significant contracts, and decreases in operating expenses incurred by the commercial processing operation, partially offset by the gain in 2001 of $4.2 million on the sale of limited rights of our vitrification technology. As a percent of revenues, gross profit increased primarily due to the Commercial Processing and Disposal segment. In 2001, the results from the commercial processing operation in Tennessee include losses on two significant contracts. In 2002, operational issues at the commercial processing operation in Tennessee were addressed, resulting in favorable operating expenses.

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2002 and 2001:

			Increase (decrease)
	2002	2001	Dollar	Percent
	(in thousands)
Federal Services:
Revenues	$135,310	$119,936	$15,374	12.8%
Gross profit	25,761	25,597	164	0.6%
Percent of revenues	19.0%	21.3%
Income from operations	11,510	15,509	(3,999)	(25.8)%
Percent of revenues	8.5%	12.9%
Commercial Services:
Revenues	$64,931	$71,446	$(6,515)	(9.1)%
Gross profit	17,267	18,268	(1,001)	(5.5)%
Percent of revenues	26.6%	25.6%
Income from operations	10,125	10,260	(135)	(1.3)%
Percent of revenues	15.6%	14.4%
Commercial Processing and Disposal:
Revenues	$91,295	$87,791	$3,504	4.0%
Gross profit (loss)	19,374	(2,146)	21,520	(1,002.8)%
Percent of revenues	21.2%	(2.4)%
Income (loss) from operations	7,184	(19,041)	26,225	(137.7)%
Percent of revenues	7.9%	(21.7)%

Federal Services

Revenues increased $15.3 million primarily due to:

•       Incremental revenues of $2.1 million recognized in 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado.

•       $17.3 million relating to the award of new work and increase in work scope on existing contracts.

•       Partially offsetting these increases was a decrease of $4.4 million relating to revenues recognized in 2001 from the sale of limited rights of our vitrification technology.

Gross profit increased $0.2 million primarily due to the increase in revenues, offset by the gain in 2001 of $4.2 million on the sale of limited rights of our vitrification technology.

Commercial Services

Revenues decreased by $6.5 million primarily due to the sale in April 2001 of the technical support services business and by $3.4 million in the radiological engineering services business due to the completion of a large contract in 2001 relating to non-utility clean up and emergency response. Partially offsetting these decreases was an increase in revenues of $3.3 million from the site D&D business due to an increase in the volume of work on an existing contract.

Gross profit decreased by $1.0 million primarily due to the decrease in revenues from the radiological engineering services business, from the technical support services business that was sold in April 2001, and the completion of a large contract in 2001 relating to non-utility clean up and emergency response, partially offset by an increase in gross profit from the site D&D business.

Commercial Processing and Disposal

Revenues increased $3.5 million in primarily due to:

•       Revenues of  $7.1 million relating to a large component project in Memphis

•       Revenues of $1.5 million recognized by the Barnwell low-level radioactive waste disposal facility relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell operating rights as a reimbursable allowable cost. The incremental revenues recognized during 2002 include an adjustment to record revenue for the reimbursement of this amortization expense since July 1, 2000, the date that the decision by the South Carolina Public Service Commission went into effect.

•       Partially offsetting these increases were decreases in revenues primarily due to:

•       A decrease in revenues of $3.8 million from the commercial processing operations in Tennessee, primarily due to a change in the processed waste mix and lower processing volume.

•       A decrease in revenues of $1.4 million from the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002.

Gross profit increased by $21.5 million primarily due to operational problems in 2001 at the commercial processing operation in Tennessee. The 2001 results included a $1.0 million provision for loss on a large component project and a $3.6 million accrual for costs associated with various high radiation customer waste. In addition, the following contributed towards the gross profit increase: lower labor expense as a result of a reduction in the work force, a decrease in transportation expense due to the increased use of rail transportation, lower material expense, a more favorable mix of waste than previously estimated on a significant high radiation project completed in 2002, and lower burial expense relating to the commercial processing operations. Revenues recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase. As a result of these items, gross profit as a percent of revenues increased significantly.

Selling, General and Administrative Expense and Other Non-operating Items:

Selling, general and administrative expenses decreased by $1.4 million primarily due to a reduction in marketing expense, partially offset by higher personnel related expenses.

Interest expense decreased by $5.1 million as a result of the lower average borrowings and lower interest rates.

During 2002, we incurred income tax expense of $9.7 million, compared to an income tax benefit of $0.7 million in 2001 as a result of our 2001 operating loss. Our effective tax rate for 2001 was a benefit of 19.8% compared with an expense of 41.0% in 2002. The 2001 rate was lower primarily because of certain state tax obligations.

Liquidity and Capital Resources

We generated $40.7 million in cash from operating activities for the year ended December 31, 2003. By comparison, we generated $37.1 million in cash flows from operating activities for the year ended December 31, 2002. The increase in cash flow was primarily attributable to an increase in net income and improvement in our collection process of accounts receivable. The improvement in accounts receivable was partially offset by an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $6.8 million, which was primarily attributable to the timing of the receipt of an incentive fee on a Federal government subcontract. The increase in unearned revenues of $4.9 million was due to a higher volume of advance payments for services in the Commercial Processing and Disposal and Commercial Services segments. The cash balance as of December 31, 2003 includes approximately $9.0 million in net amounts owed to the State of South Carolina relating to the operations of the Barnwell low-level radioactive waste disposal facility. Under South Carolina law, we are required to bill customers based on the disposal rates agreed upon by the State. On an annual basis, following the State’s fiscal year-end on June 30, we remit amounts billed to and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year.

We generated $37.1 million in cash from operating activities for the year ended December 31, 2002. By comparison, we generated $13.3 million in cash from operating activities for the year ended December 31, 2001. The increase in cash flow is primarily attributable to an increase in net income and an increase in costs and estimated earning in excess of billings on uncompleted contracts. This increase is attributable to the billing and collection of unbilled amounts from 2001 relating to the construction phase of the EMWMF contract. The cash balance as of December 31, 2002 includes approximately $8.7 million in net amounts owed to the State of South Carolina, offset by amounts used in operations.

During 2003, we used $5.2 million in cash investing activities consisting primarily of $4.8 million for the purchase of property, plant and equipment. By comparison, during 2002, we used $2.8 million in cash flows for investing activities consisting primarily of $2.6 million for the purchase of property, plant and equipment. The increase in the investment in property, plant and equipment is primarily attributable to the investment required to support the growth of the Commercial Services segment and is expected to be at or slightly above the 2003 level.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions. We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue in 2004.

On December 16, 2003, we repurchased 151,467 shares of our Cumulative Convertible Redeemable Preferred Stock from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million. The purchase was based on a price of $9.74 per share of our common stock. Each share of Cumulative Convertible Redeemable Preferred Stock is

convertible into 33.333 shares of our common stock. As of December 31, 2003, there were 3,003 shares of Cumulative Convertible Redeemable Preferred Stock outstanding that are held by The Carlyle Group. In connection with the repurchase transaction, we entered into a stockholder agreement with The Carlyle Group. Under the stockholders agreement, The Carlyle Group has agreed to waive its right to convert these 3,003 shares of Cumulative Convertible Redeemable Preferred Stock into common stock. The stockholders agreement provides that we are obligated to purchase these 3,003 shares of Cumulative Convertible Redeemable Preferred Stock on or before September 29, 2005 at a minimum purchase price of $324.67 per share.  As a result of the waiver of the conversion right, this obligation is included in long-term debt where it is titled “Cumulative Convertible Redeemable Preferred Stock”. Prior to this repurchase transaction, there were 157,525 shares of Cumulative Convertible Redeemable Preferred Stock outstanding. As of December 31, 2003, in addition to the 3,003 shares held by The Carlyle Group, there were 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remain outstanding with other parties. These shares are presented in our consolidated balance sheet as 8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value.  The repurchase transaction improves our near-term cash flow by reducing the dividends on the Cumulative Convertible Redeemable Preferred Stock and replacing them with lower cost debt capital. Additionally, the repurchase transaction simplifies our capital structure, enhances our ability to attract additional capital, and eliminates the market uncertainty over the timing of a future conversion of the Cumulative Convertible Redeemable Preferred Stock and the sale of the underlying common stock by The Carlyle Group.

On December 16, 2003, in connection with the Cumulative Convertible Redeemable Preferred Stock repurchase transaction, we entered into a new bank credit facility. As of December 31, 2003, the new bank facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115.0 million term loan. Proceeds of the term note were used to repay $53.9 million of existing term debt under our prior credit facility and to repurchase 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses.

Borrowings under the new credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The new credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on the our ability to make acquisitions. The new credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.

As of December 31, 2003, there were no borrowings outstanding under the revolving line of credit, $7.5 million in outstanding letters of credit, and a $115.0 million six-year term loans bearing interest at LIBOR plus 4.00% (5.16%). As of December 31, 2003, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $7.5 million in outstanding letters of credit, for a net borrowing availability of $22.5 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2003, we had outstanding assurance instruments of $20.8 million, including $7.5 million in letters of credit and $13.3 million in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit agreement up to $15.0 million as a sublimit to the $30.0 million revolving line of credit. The bank credit agreement limits the amount of outstanding surety bonds to $35.0 million.

The following table summarizes our contractual cash obligations as of December 31, 2003 (in 000’s):

	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Long-term debt(A)	$1,150	$4,425	$2,300	$108,100	$115,975
Capital leases(B)	257	328	2	—	587
Operating leases(B)	3,102	3,421	507	—	7,030
Convertible preferred stock dividends(C)	48	36	—	—	84
Purchase obligations(D)	—	—	—	—	—

(A)       See note 7 to Consolidated Financial Statements.

(B)        See note 20 to Consolidated Financial Statements.

(C)        See note 11 to Consolidated Financial Statements.

(D)       We generally do not make unconditional, noncancellable purchase commitments. We enter into purchase orders that have a duration of less than one year in the normal course of business.

Following the Cumulative Convertible Redeemable Preferred Stock repurchase transaction, we have issued and outstanding 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remain outstanding with parties other than The Carlyle Group. These shares are convertible into our common stock at a conversion price of $3.00 per preferred share. If these shares are not previously converted, we are required to redeem these outstanding shares on September 30, 2005 for $100 per preferred share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the stock. In addition, pursuant to a stockholders agreement with The Carlyle Group, we are obligated to purchase the outstanding 3,003 shares of Cumulative Convertible Redeemable Preferred Stock held by The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share.

We believe that cash flows from operations, cash resources at December 31, 2003 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure and debt service requirements for at least the next twelve months. Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases as of December 31, 2003.

New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed. EITF 00-21 was effective for us for contracts executed after June 30, 2003 and did not have a material impact on our results of operations during the six months ended December 31, 2003.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was generally effective for financial instruments entered into or modified after May 31, 2003. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement does not have a material impact to the consolidated financial statements.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: the equity investment risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; the equity investors lack certain essential characteristics of a controlling financial interest. FASB interpretation No. 46R has been adopted and currently does not have an impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Our major market risk relates to changing interest rates. At December 31, 2003, we have floating rate long-term debt of $115.0 million, of which the current portion is $1.2 million. We entered into an interest rate swap agreement effective on July 22, 2003 partially to mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility. Additionally, the new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans until June 30, 2006. The contract’s notional amount is $50.8 million at December 31, 2003. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract at December 31, 2003 is approximately seven thousand dollars.

We use derivative financial instruments to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to us as well as achieve a desired proportion of variable and fixed rate debt. Our initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies which restrict the usage of derivatives to non-trading purposes.

Average outstanding borrowings under the revolving credit portion of the credit facility were $0.2 million during the twelve months ended December 31, 2003. In addition, we do not have any material foreign currency or commodity risk.

Since our variable rate debt was partially hedged during 2003, a hypothetical interest rate change of 1% would have changed interest expense by approximately $0.6 million. Additionally, change in market interest rates would impact the fair value of our long-term obligations.

Item 8. Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES
Table of Contents

Independent Auditors’ Report

The Board of Directors
Duratek, Inc.:

We have audited the consolidated financial statements of Duratek, Inc. and subsidiaries as listed in the accompanying table of contents. In connection with our audits of the consolidated financial statements, we have also audited the consolidated financial statement schedule listed under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP
Baltimore, Maryland
February 24, 2004

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 2003 and 2002
(in thousands of dollars, except per share amounts)

	2003	2002
Assets
Current assets:
Cash	$35,174	$2,323
Accounts receivable, less allowance for doubtful accounts of $842 in 2003 and $2,694 in 2002	38,378	48,420
Cost and estimated earnings in excess of billings on uncompleted contracts	15,464	12,828
Prepaid expenses and other current assets	5,778	9,055
Deferred income taxes	1,112	2,168
Total current assets	95,906	74,794
Retainage	7,555	4,969
Property, plant and equipment, net	69,416	69,287
Goodwill	70,797	70,797
Other intangible assets	4,718	5,675
Decontamination and decommissioning trust fund	20,767	19,693
Other assets	13,985	8,917
Total assets	$283,144	$254,132
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,150	$10,400
Accounts payable	12,851	13,911
Accrued expenses and other current liabilities	39,592	41,147
Unearned revenues	21,410	16,476
Waste processing and disposal liabilities	8,001	9,936
Total current liabilities	83,004	91,870
Long-term debt, less current portion	114,825	50,749
Facility and equipment decontamination and decommissioning liabilities	40,855	28,778
Other noncurrent liabilities	1,860	4,472
Deferred income taxes	4,434	2,649
Total liabilities	244,978	178,518
8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 3,002 shares issued and outstanding at December 31, 2003 and 157,525 shares issued and outstanding at December 31, 2002	300	15,752
Stockholders’ equity:
Preferred stock—$0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.1 par value; 100,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; authorized 35,000,000 shares; issued 15,229,100 shares in 2003 and 15,142,419 shares in 2002	152	151
Capital in excess of par value	78,375	77,715
Accumulated deficit	(30,026)	(8,108)
Treasury stock at cost, 1,738,720 shares in 2003, 1,612,376 shares in 2002	(10,635)	(9,577)
Deferred compensation	—	(319)
Total stockholders’ equity	37,866	59,862
Commitments and contingencies (notes 2 and 20)
Toal liabilities and stockholders’ equity	$283,144	$254,132

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars, except per share amounts)

	2003	2002	2001
Revenues	$285,901	$291,536	$279,173
Cost of revenues	217,493	229,134	237,454
Gross profit	68,408	62,402	41,719
Selling, general and administrative expenses	33,462	33,583	34,991
Income from operations	34,946	28,819	6,728
Interest expense	(6,903)	(5,518)	(10,606)
Other income, net	76	285	191
Income (loss) before income taxes (benefit), equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	28,119	23,586	(3,687)
Income taxes (benefit)	11,671	9,673	(729)
Income (loss) before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	16,448	13,913	(2,958)
Equity in income (loss) of joint ventures	202	(148)	(148)
Net income (loss) before cumulative effect of a change in accounting principle	16,650	13,765	(3,106)
Cumulative effect of a change in accounting principle, net of taxes	(2,414)	—	—
Net income (loss)	14,236	13,765	(3,106)
Preferred stock repurchase premium, dividends and charges for accretion	(36,154)	(1,279)	(1,495)
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.92	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.92	$(0.34)
Diluted:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.72	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.72	$(0.34)

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

			Capital in			Deferred	Total
	Common stock		excess of	Accumulated	Treasury	stock	stockholders’
	Shares	Amount	par value	deficit	stock	compensation	equity
Balance, December 31, 2000	14,992,705	$150	$77,134	$(15,993)	$(9,251)	$(955)	$51,085
Net loss	—	—	—	(3,106)	—	—	(3,106)
Amortization of deferred stock compensation	—	—	—	—	—	318	318
Exercise of stock options	12,500	—	70	—	—	—	70
Other issuances of common stock	65,674	—	321	—	—	—	321
Adjustments related to stock option excercises	—	—	(285)	—	—	—	(285)
Treasury stock purchases	—	—	—	—	(24)	—	(24)
Preferred stock dividend and charges for accretion	—	—	—	(1,495)	—	—	(1,495)
Balance, December 31, 2001	15,070,879	150	77,240	(20,594)	(9,275)	(637)	46,884
Net income	—	—	—	13,765	—	—	13,765
Amortization of deferred stock compensation	—	—	—	—	—	318	318
Exercise of stock options	57,411	1	329	—	—	—	330
Other issuances of common stock	14,129	—	83	—	—	—	83
Income tax benefit from exercise of non-qualified stock options	—	—	63	—	—	—	63
Treasury stock purchases	—	—	—	—	(302)	—	(302)
Preferred stock dividend and charges for accretion	—	—	—	(1,279)	—	—	(1,279)
Balance, December 31, 2002	15,142,419	151	77,715	(8,108)	(9,577)	(319)	59,862
Net income	—	—	—	14,236	—	—	14,236
Amortization of deferred stock compensation	—	—	—	—	—	319	319
Exercise of stock options	78,662	1	419	—	—	—	420
Other issuances of common stock	8,019	—	45	—	—	—	45
Income tax benefit from exercise of non-qualified stock options	—	—	196	—	—	—	196
Treasury stock transactions	—	—	—	—	(1,058)	—	(1,058)
Preferred stock repurchase premium, dividend and charges for accretion	—	—	—	(36,154)	—	—	(36,154)
Balance, December 31, 2003	15,229,100	$152	$78,375	$(30,026)	$(10,635)	$—	$37,866

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,236	$13,765	$(3,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,279	11,850	14,428
Deferred income taxes	4,445	5,038	36
Cumulative effect of a change in accounting principle, net of taxes	2,414	—	—
Stock compensation expense	319	318	318
Income tax benefit from exercise of non-qualified stock options	196	63	—
Allowance for doubtful accounts	46	458	981
Equity in (income) loss, net of distributions	(46)	148	148
Gain on settlement, net of settlement expenses	—	—	(4,182)
Changes in operating assets and liabilities:
Accounts receivables	10,151	(844)	1,059
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,830)	12,711	(1,103)
Prepaid expenses and other current assets	871	364	9,514
Accounts payable, and accrued expenses and other current liabilities	(2,188)	(3,258)	(2,757)
Unearned revenues	4,934	2,984	(2,254)
Waste processing and disposal liabilities	(1,935)	(4,226)	2,267
Facility and equipment decontamination and decommissioning liabilities	959	943	176
Retainage	(1,582)	(2,932)	(2,496)
Other	460	(261)	296
Net cash provided by operating activities	41,729	37,121	13,325
Cash flows from investing activities:
Additions to property, plant and equipment	(4,839)	(2,649)	(4,211)
Advances to employees, net	71	(85)	79
Other	(449)	(79)	1,711
Net cash used in investing activities	(5,217)	(2,813)	(2,421)
Cash flows from financing activities:
Net repayments of borrowings under revolving credit facility	$—	$(12,500)	$(6,000)
Net proceeds from (repayments of) short-term borrowings	—	(7,763)	7,763
Proceeds from long-term debt	115,000	—	—
Repayments of long-term debt	(61,149)	(10,651)	(10,400)
Preferred stock repurchase	(49,176)	—	—
Deferred financing costs	(4,209)	(1,098)	(1,246)
Preferred stock dividends paid	(3,101)	—	(267)
Treasury stock purchases	(1,058)	(302)	(24)
Repayments of capital lease obligations	(388)	(442)	(790)
Proceeds from issuance of common stock	420	330	70
Net cash used in financing activities	(3,661)	(32,426)	(10,894)
Net increase in cash	32,851	1,882	10
Cash, beginning of year	2,323	441	431
Cash, end of year	$35,174	$2,323	$441

Supplemental disclosure of non-cash financing activities:

During 2001, we entered into a Settlement and Mutual Release Agreement with BNFL, Inc. As a result, there was a non-cash settlement on outstanding accounts receivable of $9,974, and our outstanding $10,000 convertible debenture and related accrued interest of $3,508 were cancelled.

During 2003, we entered into $343 in capital lease agreements to finance the purchase of computer equipment.

See accompanying notes to consolidated financial statements.

DURATEK, INC.
Notes to Consolidated Financial Statements
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(1) Description of Business

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “Company”), provide services to commercial and government customers primarily in the United States that ensures safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our strength lies in our vertical integration of the following:

•       on-site work at customer sites;

•       transportation and logistics services;

•       processing of customer waste at our facilities; and

•       waste disposal.

We own a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Our revenues are derived almost equally from government and commercial customers. Our government work comes largely from the Department of Energy (“DOE”). The majority of our commercial clients are commercial nuclear utilities. We also provide services to non-utilities, including pharmaceutical companies, research laboratories, universities, and industrial facilities. We have three business segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

(2) Summary of Significant Accounting Policies

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the company and its wholly owned subsidiaries. Investments in joint ventures in which we do not have control or majority ownership are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated in consolidation.

(b)          Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and past due balances over 90 days and over a specific amount. Account balances are written off against the allowance after all means of collection have been exhausted and recovery is considered remote.

(c)           Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenues, and Retainage

Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone. We have cost and estimated earnings in excess of billings on uncompleted contracts of $19,658 as of December 31, 2003, of which $15,464 is expected to be collected in the next 12 months. As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next twelve months of $4,194 is included in other assets in our consolidated balance sheets. As of December 31, 2002, cost and estimated earnings in excess of billings on uncompleted contracts was $12,828, and was classified as a current asset.

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions. As of December 31, 2003, we have retainage balances of $8,750, of which $1,195 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2002, we had retainage balances of $7,168, of which $2,199 was included in prepaid expense and other current assets in the consolidated balance sheets.

(d)          Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Equipment under capital leases are stated at the present value of minimum lease payments.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 20 to 35 years, machinery and equipment is 5 to 12 years, and furniture and fixtures is 5 to 7 years. Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant, and equipment is $10,518 for 2003, $8,929 for 2002, and $9,235 for 2001. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

(e)           Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property, plant, and equipment and purchased intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the excess of carrying amount over the fair value of the asset. Assets to be disposed of would be separately presented in our consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

We tested our goodwill at the end of the first quarters of 2003 and 2002 in accordance with the standard and concluded that no impairment charge was required.

(f)            Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. We adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144. Prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over the expected periods to be benefited, generally 30 years, and assessed for recoverability by determining whether the amortization of the goodwill balance over its remaining life could be recovered through undiscounted future operating cash flows of the acquired operation (see note 5).

(g)          Facility and Equipment Decontamination and Decommissioning (“D&D”) Liabilities

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

Upon the adoption of SFAS No. 143 on January 1, 2003, we recognized the following changes to our consolidated financial statements: increased property, plant and equipment by $5,926; increased D&D liabilities by $9,949; and a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,018 pre-tax).

Prior to the adoption of SFAS No. 143, we had estimated the total cost to D&D our facilities and equipment in Tennessee and South Carolina and had been accruing such costs over 25 years, which was the facilities’ estimated useful life. Additionally, we recognized our Barnwell closure obligation, which is effectively limited to the amount in the trust fund, for an amount equal to the balance in the trust fund.

(h)         Derivative Financial Instruments

We account for derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, which requires that all derivative instruments be recognized as assets or liabilities in the balance sheet and that they are measured at fair value. These fair value adjustments are included in the determination of net income or as a component of comprehensive income, depending on the purpose of the derivative transaction.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

We use derivative financial instruments to manage our exposure to movements in interest rates. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to us as well as achieve a desired proportion of variable and fixed rate debt. Our initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies which restrict the usage of derivatives to non-trading purposes.

(i)            Revenue Recognition

Contract Revenue and Cost Recognition

The Federal Services and Commercial Services segments have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. We recognize revenues when a contract is executed, the contract price is fixed and determinable, funding has been received (in the case of federal government contracts), delivery of the service or products has occurred, and collectibility of the contract price is considered probable. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term on the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work. All revenue recognition is deferred during periods in which funding is not received and costs are expensed as they are incurred. As of December 31, 2003, there are approximately $4,600 of outstanding requests for equitable adjustments in Federal Services and approximately $1,100 outstanding in Commercial Services. As of December 31, 2003, no amount of these claims has been included in the contract value.

Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. We do not enter into fixed-price research and development contracts. As of December 31, 2003, based on revenues, we had 22% of time-and-materials contracts, 25% of cost-plus award or incentive-fee contracts, 19% of firm-fixed-price contracts, and 34% of fixed-unit-rate contracts. Under our time-and-materials contracts, we are paid for labor and costs incurred at negotiated contractual rates. Under our cost-plus award or incentive fee contracts, some of which are subject to contract ceiling amounts, we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured. We had recognized $9,052 in incentive fee revenues in 2003, $5,979 in 2002, and $4,921 in 2001. Under our incentive fee contracts, we are awarded fees if we meet certain contract commitments, including schedule, budget, and safety. If any of these commitments are not accepted, we could have a reduction in expected revenues. Quarterly assessments are made to measure our compliance with established contract commitments. We accrue award or incentive fees when estimable and collection is reasonably assured. Under our firm-fixed-price and fixed-unit-rate contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized using the percentage-of-completion method of accounting, and is based on the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

For contracts entered into subsequent to July 1, 2003, we consider the segmentation criteria in Emerging Issues Task Force No. 00-21 (“EITF 00-21”), Revenue Arrangements with Multiple Deliverables, and determine if there are elements of our contracts that are inconsistent with the scope of percentage-of-completion accounting as set forth in Statement of Position 81-1, Accounting for Performance of Construction-type and Certain Production-type Contracts (“SOP 81-1”). For those elements that are consistent with the scope of SOP 81-1, we consider the segmentation criteria of SOP 81-1 and the AICPA Audit and Accounting Guide, Audits of Federal Government Contracts. Through December 31, 2003, we have segmented only one contract.

The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to contract modifications. We record contract claims and pending change orders when revenue is probable, which generally is when accepted in writing by the customer. As of December 31, 2003, no amount of these pending claims or pending change orders has been included in the revenue. The cost to perform the work related to these claims and pending change orders is included in our estimates of contract profitability. Subcontractors have requested contract change orders totaling approximately $8.0 million related to scope changes requested by our customers where we have made identical claims to the customers. Based on agreement with our customers and our understanding of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. These amounts have not been included in the results of our operations.

Provisions for estimated losses on individual contracts are made in the period in which the losses are identified and include all estimated direct costs to complete the contract (excludes future general and administrative costs expected to be allocated to the contract). Contract acquisition costs are expensed as incurred.

Contracts typically provide for periodic billings monthly or based on contract milestones. The difference between costs and estimated earnings in excess of billings on uncompleted contracts is classified as unbilled receivables and billings in excess of costs and estimated earnings on uncompleted contracts are classified as unearned revenues. As of December 31, 2003, we have unbilled receivables for Commercial Services and Federal Services segments of $14.0 million of which $6.6 million related to work performed that is currently billable and deferred revenues for the Commercial Services and Federal Services segments of $10.0 million for cash collections in advance of performance of services.

Revisions in revenues, cost, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when revenue is probable,

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

which generally is when accepted in writing by the customer. Until then, no revenue or profit is recognized.

Although we have a history of making reasonably dependable estimates of the extent of progress towards completion of contract revenue and of contract completion costs on our long-term engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Any estimation process, including that used in preparing contract estimates, involves inherent risk. We reduce the inherent risk relating to estimates of the percentage-of-completion, award and incentive fees, claims/pending change orders, and cost estimates through corporate policy, approval and monitoring processes, which includes a detailed monthly review and status report to management of all significant contracts with such risk. The Project Manager submits a formal monthly activity report to management and all estimates are reviewed by the Management for consistency and reasonableness.

Commercial Waste Processing

The commercial waste processing operations have short-term and long-term contracts with commercial companies and governmental entities to provide waste processing services. Our services are primarily provided under fixed-unit-price contracts and usually require us to ship the processed waste product for burial on behalf of the customer. Our value added service is volume reduction of contaminated materials such as metal, wood, and paper to reduce the economic costs of burial. We recognize revenues when a contract has been executed, the contract price is fixed and determinable, as waste is processed, and collectibility of the contract price is considered probable. Revenue is recognized during the processing phase as units of waste are processed based on the unit prices quoted in the contracts (i.e. as the waste product is output from the process). Revenues related to the out-bound transportation and burial are deferred until the waste is shipped from our facility. Our fixed unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time waste is received and sorted. As of December 31, 2003, we have deferred revenues of $2,583 relating to burial expense for waste that has been processed but has not been shipped from our facility. As of December 31, 2003, we have unbilled receivables of $3,894 related to work performed that is billable upon completion of work and deferred revenues of $10,570 for cash collections in advance of our performance of service. As of December 31, 2003, no amount of pending claims or pending change orders has been included in our revenues. Sometimes variances in weight and waste classification occur. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the contract. When these variances are identified, revenue is adjusted to the correct weight or classification assuming the contract allows for such an adjustment.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

Disposal

Revenues from the disposal operation, related to our operating rights agreement with the State of South Carolina, are recognized under the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”). Under the Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the site are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs. Our results from July 1, 2000 forward are based on the economic regulation imposed by the Act.

(j)             Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. We establish a valuation allowance if we determine that it is more likely than not that a deferred tax asset will not be realized.

(k)          Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	2003	2002	2001
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)
Add: Income impact of assumed conversions—preferred stock dividends and charges for accretion(1)	—	1,279	—
Net income attributable to common stockholders assuming conversion	(21,918)	13,765	(4,601)
Add: stock-based employee compensation expense included in reported net income, net of taxes	31	31	31
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	1,002	1,048	984
Pro forma income (loss) attributable to common stockholders assuming conversion	(22,889)	12,748	(5,554)
Add: cumulative effect of a change in accounting principle, net of tax	2,414	—	—
Pro forma net income before cumulative effect of a change in accounting principle	$(20,475)	$12,748	$(5,554)
Pro forma income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$(1.51)	$0.85	$(0.41)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.69)	$0.85	$(0.41)
Diluted:
Before cumulative effect of a change in accounting principle	$(1.51)	$0.67	$(0.41)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.69)	$0.67	$(0.41)

(1)   In 2003 and 2001, we had a net loss atrributable to common stockholders. Accordingly, there is no dilutive impact on earnings per share for dilutive securities.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001:

	2003	2002	2001
Risk free interest rate	4.3%	3.8%	5.5%
Expected volatility	64%	64%	64%
Expected life	4 years	4 years	4 years
Contractual life	10 years	10 years	5 to 10 years
Expected dividend yield	0%	0%	0%
Fair value of options granted	$6.06	$3.30	$3.06

(l)       New Accounting Pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed. EITF 00-21 was effective for us for contracts executed after June 30, 2003 and did not have a material impact on our results of operations during the six months ended December 31, 2003. It is not expected to have a material impact on future results of operations.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was generally effective for financial instruments entered into or modified after May 31, 2003. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement does not have a material impact to the consolidated financial statement.

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: the equity investment risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; the equity investors lack certain essential characteristics of a controlling financial interest. FASB Interpretation No. 46R has been adopted and currently does not have an impact on our consolidated financial statements.

(m)      Research and Development

In connection with our various contracts or subcontracts, The Vitreous State Laboratory of The Catholic University of America in Washington, D.C. (“VSL”) conducts research and development for us under fixed price and cost reimbursable contracts. Under these contracts all inventions and discoveries are owned by the research scientists of the VSL and licensed to us under an exclusive license agreement.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

For waste cleanup projects in which the VSL’s technical services are utilized by us, we reimburse the VSL on a time and expense basis and include the estimated cost for such services in our formal bid proposal. The VSL is a not-for-profit institution, therefore it does not include fees or percentage profits in its cost estimates.

(n)         Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) the amount of waste processing and disposal liabilities, (ii) the cost to decontaminate and decommission (“D&D”) facilities and equipment, (iii) the cost to complete long-term contracts, (iv) recovery of long-lived assets, including goodwill, and (v) contingencies and litigation. Actual results could differ significantly from those estimates.

(o)          Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB Statement No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Probable recoveries for environmental remediation costs from third parties would be separately recorded as a receivable.

(p)          Reclassifications

Certain amounts for 2002 and 2001 have been reclassified to conform to the presentation for 2003.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(3) Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflect the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in our income. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002, and 2001 consist of the following:

	2003	2002	2001
Numerator:
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)
Add: Income impact of assumed conversions—preferred stock dividends and charges for accretion(1)	—	1,279	—
Net income (loss) attributable to common stockholders assuming conversion	(21,918)	13,765	(4,601)
Add: cumulative effect of a change in accounting principle, net of tax	2,414	—	—
Net income (loss) before cumulative effect of a change in accounting principle	$(19,504)	$13,765	$(4,601)
Denominator:
Weighted-average shares outstanding	13,561	13,504	13,449
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	—	260	—
Restricted stock	—	95	—
Convertible redeemable preferred stock	—	5,251	—
	—	5,606	—
Diluted weighted average common shares outstanding	13,561	19,110	13,449
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.92	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.92	$(0.34)
Diluted:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.72	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.72	$(0.34)

(1)   In 2003 and 2001, we had a net loss atrributable to common stockholders. Accordingly, there is no dilutive impact on earnings per share.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive were 2,362 shares as of December 31, 2003, 646 shares as of December 31, 2002, and 6,932 shares as of December 31, 2001.

(4) Property, Plant and Equipment

Property, plant and equipment as of December 31, 2003 and 2002 consist of the following:

	2003	2002
Land and land improvements	$3,522	$2,867
Buildings	42,659	40,827
Computer hardware and software	4,270	5,810
Furniture and fixtures	2,584	3,659
Machine and equipment	59,862	47,361
Trucks and vehicles	1,815	1,518
Leasehold improvements	162	131
Capital leases	1,538	1,197
Construction in progress	2,590	493
	119,002	103,863
Less accumulated depreciation and amortization	49,586	34,576
	$69,416	$69,287

(5) Goodwill

Under SFAS No. 142, we no longer amortize goodwill, rather goodwill is tested for impairment at least annually. During 2003 and 2002, we tested our goodwill in accordance with the standard and concluded that no impairment charge was required.

The following table reconciles previously reported income (loss) attributable to common stockholders as if the provisions of SFAS No. 142 were in effect in 2001.

	2003	2002	2001
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)
Add back goodwill amortization	—	—	1,722
Adjusted net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(2,879)
Reported diluted income (loss) per common share	$(1.62)	$0.72	$(0.34)
Adjusted diluted income (loss) per common share	$(1.62)	$0.72	$(0.21)

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(6) Other Intangible Assets

Other intangible assets as of December 31, 2003 consist of the following:

		As of December 31, 2003		As of December 31, 2002
	Amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Barnwell operating rights	8 yrs	$7,340	$(3,211)	$7,340	$(2,294)
Patents	17 yrs	1,545	(990)	1,523	(935)
Covenants-not-to-compete	17 yrs	102	(68)	102	(62)
Total		$8,987	$(4,269)	$8,965	$(3,291)

Aggregate amortization expense for amortizing intangible assets was $978 for the year ended December 31, 2003, $1,654 for the year ended December 31, 2002, and $3,593 for the year ended December 31, 2001. Estimated annual amortization expense for the next five years beginning January 1, 2004 is $979.

(7) Long-Term Debt

Long-term debt as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Bank Credit Facility:
Borrowings under revolving line of credit	$—	$—
Term note, interest payable quarterly, due June 8, 2005	—	22,391
Term note, interest payable quarterly, due December 8, 2006	—	38,758
Term note, interest payable quarterly, due December 16, 2009	115,000	—
Cumulative Convertible Redeemable Preferred Stock (see note 11)	975	—
	115,975	61,149
Less: current portion of long-term debt	1,150	10,400
	$114,825	$50,749

On December 16, 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction (see note 11), we entered into a new bank credit facility. As of December 31, 2003, the new bank credit facility consists of a $30,000 revolving line of credit, including a $15,000 sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115,000 term loan. Proceeds of the term note were used to repay our then outstanding debt and to finance the repurchase of the Cumulative Convertible Redeemable Preferred Stock. Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The term

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

loan must be prepaid if there are excess cash flows, as defined. The new bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions. As of December 31, 2003, we were in compliance with all of these requirements. The new bank credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries. As of December 31, 2003, the $30,000 in total available borrowings under the revolving line of credit was reduced by $7,518 in outstanding letters of credit, for a net borrowing availability of $22,482 under the revolving line of credit.

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

2004	$1,150
2005	2,125
2006	1,150
2007	1,150
2008	1,150
2009	109,250
$115,975

We paid interest of $2,705 in 2003, $4,230 in 2002, and $8,139 in 2001.

(8) Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Salaries and related expenses	$11,300	$11,036
Amount due to the State of South Carolina	12,634	13,175
Contract costs—subcontractors	6,255	10,607
Other accrued expenses	9,403	6,329
	$39,592	$41,147

On an annual basis, following the State of South Carolina’s fiscal year end on June 30, we remit the net of the amounts billed and paid by customer of the waste disposal site less our fee for operating the site during such fiscal year, pursuant to the provisions of the Act (see note 2(i)). The amount due to the State of South Carolina includes amounts billed but uncollected of $3,628.

(9) Waste Processing and Disposal Liabilities

Our waste processing technologies create waste by-products (“secondary waste”), which generally require further transportation and disposal. We accrue the estimated costs of burial and transportation based on characterization of the waste and current disposal sites. The ultimate cost of disposal will depend on the actual contamination of the waste, volume reduction, activity, and disposal density. We had an

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

accrual for the expected cost of secondary waste of $2,760 as of December 31, 2003, and $4,491 as of December 31, 2002.

In addition, we had accrued for customer waste that has been completely processed and awaiting shipment for burial of $5,241 as of December 31, 2003, and $5,445 as of December 31, 2002, based on contractual rates, which are negotiated annually.  These amounts include deferred revenues of $2,583 as of December 31, 2003.

(10) Facility and Equipment Decontamination and Decommission (“D&D”)

We are responsible for the cost to D&D our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites. These costs will generally be paid upon the closure of these facilities or the disposal of this equipment. We are also obligated, under our license granted by the State of South Carolina and the Act, for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”). Under the terms of the Act and its license with the State of South Carolina, we were required to establish a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund.

Our D&D liabilities consist of the following as of December 31, 2003 and 2002:

	2003	2002
Facilities & equipment ARO	$20,088	$—
Facilities & equipment D&D	—	9,085
Barnwell closure	20,767	19,693
	$40,855	$28,778

We recognized D&D expense of $969 in 2003, $877 in 2002, and $990 in 2001. Had we adopted SFAS No. 143 on January 1, 2001, our net income (loss) and income (loss) per diluted share would have been $12,968 and $0.68 for 2002, and ($4,532) and ($0.45) for 2001.

The following is a reconciliation of our facility & equipment ARO from January 1, 2003 to December 31, 2003:

Balance at January 1, 2003	$19,019
Accretion expense	969
Liabilities incurred during 2003	55
ARO estimate adjustments	45
Balance at December 31, 2003	$20,088

We update our closure and remediation cost estimates for D&D on an annual basis. These estimates are based on current technology, regulations, and burial rates. We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Future changes in these factors could have a material impact on these estimates.

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

We have purchased insurance to fund our obligation to clean and remediate our Tennessee facilities upon closure. We are accounting for these insurance policies using deposit accounting, whereby a portion of the premiums paid are viewed as funding to cover our obligation and is capitalized as a deposit asset. This asset has no impact on the asset retirement obligation. The remainder of the premium is being charged to earnings in the period in which the premiums are paid. The deposit asset is included in other assets in our consolidated balance sheets and is $1,805 as of December 31, 2003 and $1,209 as of December 31, 2002. Related insurance expense was $614 in 2003, $627 in 2002, and $439 in 2001. In addition, we were required to place $1,000 in 2003 and $1,000 in 2002 in escrow relating to the insurance policy for the Bear Creek Operations Facility.

(11) 8% Cumulative Convertible Redeemable Preferred Stock

In January 1995, we issued 160 shares of Cumulative Convertible Redeemable Preferred Stock and an option (the “Carlyle Option”) to purchase up to an additional 1,250 shares of our common stock. The Cumulative Convertible Redeemable Preferred Stock is initially convertible into our common stock at a conversion price of $3.00 per share and, if not previously converted, we are required to redeem the outstanding Cumulative Convertible Redeemable Preferred Stock on September 30, 2005 for $100 per share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the Cumulative Convertible Redeemable Preferred Stock.

The proceeds, net of offering expenses of $1,310, from the issuance of the Cumulative Convertible Redeemable Preferred Stock and Carlyle Option were $14,690, of which $14,410 was allocated to the Cumulative Convertible Redeemable Preferred Stock and $280 was allocated to the fair value of the Carlyle Option. The difference between the carrying value of the Cumulative Convertible Redeemable Preferred Stock and the redemption value has been accreted through charges to stockholders’ equity and is included in preferred stock purchase premium, dividends and charges for accretion on our consolidated statement of operations.

On December 16, 2003, we repurchased 151 shares of our Cumulative Convertible Redeemable Preferred Stock from investment partnerships controlled by The Carlyle Group for $49,176 in cash plus accrued and unpaid dividends of $2,472. The purchase was based on a price of $9.74 per share of our common stock. Each share of Cumulative Convertible Redeemable Preferred Stock is convertible into 33.333 shares of our common stock. As of December 31, 2003, there were 3 shares of Cumulative Convertible Redeemable Preferred Stock outstanding that are held by The Carlyle Group. These shares remain outstanding at December 31, 2003 and are included in long-term debt as Cumulative Convertible Redeemable Preferred Stock. Prior to this repurchase transaction, there were 157 shares of Cumulative Convertible Redeemable Preferred Stock outstanding.

In connection with the repurchase transaction, we entered into a stockholder agreement with The Carlyle Group. Pursuant to the stockholders agreement, we agreed that we would use our best efforts to cause one individual designated by The Carlyle Group to be nominated to our Board of Directors so long as The Carlyle Group owns at least 15% of our outstanding voting securities.  The Carlyle Group agreed to waive its right to elect a majority of the directors to our Board of Directors by virtue of the terms of the Cumulative Convertible Redeemable Preferred Stock and to vote its shares to entirely eliminate that right at our next meeting of stockholders. In addition, under the stockholders agreement, The Carlyle Group

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

has agreed to waive its right to convert these 3 share of Cumulative Convertible Redeemable Preferred Stock into common stock. The stockholders agreement also provides that we are obligated to purchase the outstanding 3 shares of Cumulative Convertible Redeemable Preferred Stock from The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share. As a result of the waiver of the conversion right, this obligation is included in long-term debt on the consolidated balance sheet as of December 31, 2003.

We are required to pay quarterly dividends on the Cumulative Convertible Redeemable Preferred Stock. As of December 31, 2003, we had accrued dividends of $60 included in accrued expenses and other current liabilities, and $2,520 as of December 31, 2002 included in other noncurrent liabilities on the consolidated balance sheet.

(12) Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003 partially to mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt. The contract’s notional amount is $50,749 at December 31, 2003. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract at December 31, 2003 is approximately $7.

(13) Fair Value of Financial Instruments

The fair value of cash, accounts receivable, other receivables, accounts payable, and accrued expenses approximates the carrying amount due to the short maturities of these instruments. On December 16, 2003, we entered into a new bank credit facility and issued $115,000 in long-term debt, which approximates the fair value as of December 31, 2003. We have outstanding 3 shares of Cumulative  Convertible Redeemable Preferred Stock that remain outstanding with parties other than The Carlyle Group, whose fair value is $975, which is estimated based on the common stock valuation on December 16, 2003.

(14) Stock Compensation and Stockholders’ Rights

(a)         Stock Option Plan

In May 2000, our stockholders approved the 1999 Stock Option and Incentive Plan (the “Plan”) which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares, and performance units on shares) to our directors, officers, and employees for issuance of up to 5,000 shares of common stock in the aggregate. As of December 31, 2003, there were 3,133 additional shares available for grant under the Plan. We granted options in 1999 and prior years pursuant to the 1984 Stock Option Plan. No further grants will be made under this plan. As of December 31, 2003, we had 3,133 shares reserved for grants of stock options and 2,004 shares subject to outstanding options.

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

Changes in options outstanding are as follows:

	Weighted average exercise price	Number of shares
December 31, 2000	$7.82	1,303
Granted	4.02	310
Exercised	5.65	(13)
Terminated and expired	12.91	(77)
December 31, 2001	6.81	1,523
Granted	4.41	537
Exercised	5.75	(57)
Terminated and expired	6.30	(20)
December 31, 2002	6.19	1,983
Granted	8.11	309
Exercised	5.39	(82)
Terminated and expired	7.60	(207)
December 31, 2003	$6.19	2,004

The following table summarizes information about outstanding and exercisable options at December 31, 2003:

Outstanding				Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.92 – $ 5.88	1,190	7.01 years	$4.79	619	$5.24
$ 8.13 – $ 8.75	656	7.73 years	$8.27	208	$8.41
$10.13 – $10.63	158	3.91 years	$10.52	158	$10.52
	2,004			985

Certain options issued in 2000, granted to our executive officers, have exercise prices that were less than the fair value of our common stock on the date of grant. The difference of $269 was recorded as deferred compensation and was being recognized over the vesting period. As of December 31, 2003, these options are fully vested. We recognized compensation expense of $54 each year during the years ended December 31, 2003, 2002, and 2001.

(b)          Restricted Stock Units

Upon approval of the Plan by the stockholders in May 2000, two of our senior executives were granted 158 restricted stock units. The units vested over a four-year period. Upon vesting, the executive had the right to receive common stock in exchange for such units. We have accounted for

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

this plan as a compensatory fixed plan under APB Opinion No. 25, which resulted in a compensation charge of approximately $1,323 of which $264 were recognized during each of the years ended December 31, 2003, 2002, and 2001. As of December 31, 2003, these shares are fully vested. During January 2004, these restricted stock units were exchanged for our common stock and transferred to the Duratek Deferred Compensation Plan (see note 17).

(c)           Stockholder Rights

On December 16, 2003, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock and each share of our Cumulative Convertible Redeemable Preferred Stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to affect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.  Due to The Carlyle Group and its affiliates’ current ownership position in excess of 20% of our outstanding common stock, under the stockholder rights plan, The Carlyle Group and its affiliates and associates shall not be considered an acquiring person unless it and its affiliates and associates shall acquire more than an additional 5% of our outstanding common stock in excess of the amount owned by such persons on the date of adoption of the stockholder rights plan.

(15) Income Taxes

Income taxes (benefit) for the years ended December 31 2003, 2002, and 2001 consist of the following:

	2003	2002	2001
Current:
State	$933	$691	$457
Federal	6,293	3,885	(1,222)
Foreign	—	59	—
	7,226	4,635	(765)
Deferred:
State	1,019	854	(260)
Federal	3,426	4,184	296
	4,445	5,038	36
	$11,671	$9,673	$(729)

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

Income taxes (benefit) is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% for 2003 and 2002, and 34% for 2001, to income (loss) before income taxes and equity in income (loss) of joint ventures as follows:

	2003	2002	2001
Federal income taxes (benefit) at statutory rate	$9,842	$8,255	$(1,254)
State income taxes, net of Federal tax benefit	1,269	1,004	130
Valuation allowance	178	(182)	(76)
Other	382	596	471
	$11,671	$9,673	$(729)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003 and 2002 are presented below:

	2003	2002
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$354	$764
Waste processing and disposal liabilities	—	118
Decontamination and decommissioning liabilities	1,378	1,484
Net operating loss carryforwards	865	1,794
Alternative minimum tax credit carryforwards	—	2,303
Accrued compensation	1,461	917
Other	593	581
	4,651	7,961
Less: valuation allowance	650	472
Net deferred tax assets	4,001	7,489
Deferred tax liabilities:
Plant, equipment, and intangibles principally due to differences in depreciation and amortization	(7,323)	(7,970)
Net deferred tax liabilities	$(3,322)	$(481)

In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have deemed a valuation allowance of $650 as necessary at December 31, 2003, and $472 at December 31, 2002, relating to an audit by Internal Revenue Service.  During 2003, we increased our valuation allowance by $178, primarily for certain capital loss carryforwards that may not be realized.

DURATEK, INC.
Notes to Consolidated Financial Statements  (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

We paid income taxes of $3,532 in 2003, $5,144 in 2002, and $1,382 in 2001.

(16) Profit Investment Plan

We maintain a Profit Investment Plan for employees. The Profit Investment Plan permits pre-tax contributions to the Profit Investment Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 60% of base compensation. We match 25% of a participant’s eligible contributions based on a formula set forth in the Profit Investment Plan and may make additional matching contributions. Our contributions vest at a rate of 20% per year of service. Our matching contributions were $1,381 for the year ended December 31, 2003, $1,247 for the year ended December 31, 2002, and $1,186 for the year ended December 31, 2001.

(17) Deferred Compensation Plan

In 2003, we established the Duratek, Inc. Deferred Compensation Plan (“the Plan”) to allow certain eligible key employees to defer a portion of their compensation. The participant’s contributions earn income based on the performance of the investment funds they select. In December 2003, the vested portion of the restricted stock units issued to two of our senior executives were contributed to the Plan (see note 14) and are being held in trust. In January 2004, the remaining portion of restricted stock units vested and was contributed to the Plan and all restricted stock units were exchanged for our common stock. The Plan restricts the distribution relating to the contribution of the restricted stock units in the form of our common stock. The deferred compensation obligation for the restricted stock is $1,058 and is recorded at book value.

We are invested in two life insurance products that are designed to closely mirror the performance of the investment funds that the participants select. These investments, which are recorded at the fair market value, and the restricted stock units, which are valued at the issuance price, are included in other assets in our consolidated balance sheets.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(18) Related Party Transactions

Two of our executive officers held loans in the amount of $431 at December 31, 2003, and $672 at December 31, 2002. The loans bear interest at 5% and are due on December 31, 2009. These loans are included in other noncurrent assets in the accompanying consolidated balance sheets.

(19) Segment Reporting and Business Concentrations

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. During the first quarter of 2003, we realigned our reporting segments to include the results of our Memphis operations in the Commercial Services segment from the Commercial Processing and Disposal segment. The impact of this change was not significant and all amounts presented have been revised to be consistent for all periods presented. We evaluate the segments’ operating income results to measure performance. The following is a brief description of each of the segments:

(a)         Federal Services

Our Federal Services segment provides the following services for the United States DOE and other government entities:

•        radioactive and hazardous waste characterization;

•        storage, processing, packaging, transportation, and disposal services;

•        nuclear facility commissioning, operations, and decommissioning;

•        technology and engineering expertise; and

•        on-site environmental remediation services on large government projects.

(b)          Commercial Services

Our Commercial Services segment provides a broad range of technologies and services to our commercial customers, including:

•        liquid waste processing;

•        transportation logistics (including complete brokerage services and large component disposition);

•        radiological emergency response;

•        area, building, and site decommissioning;

•        instrumentation calibration and rental; and

•        training (transportation, regulatory compliance/environmental, safety, and health).

We also provide technical support services to clients including project management, engineering, radiation protection support, and environmental consulting.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(c)           Commercial Processing and Disposal

Our Commercial Processing and Disposal segment operates two facilities in Tennessee and two facilities in South Carolina. At the Tennessee facilities, we use multiple technologies to volume reduce and package customer waste for final disposition such as:

•        incineration;

•        compaction;

•        metal melting and decontamination; and

•        survey and release.

At the South Carolina facilities, we perform the following operations:

•        materials disposal for the Department of Defense;

•        specialty waste processing for nuclear power plants; and

•        operate a disposal facility for the State of South Carolina.

	As of and for the Year Ended December 31, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$125,839	$74,945	$85,117	$—	$285,901
Income from operations	11,847	15,611	7,488	—	34,946
Interest expense	—	—	—	(6,903)	(6,903)
Other income, net	—	—	—	76	76
Income taxes	—	—	—	11,671	11,671
Equity in income (loss) of joint ventures	250	—	—	(48)	202
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)
Net income (loss)	12,097	15,611	7,488	(20,960)	14,236
Depreciation and amortization expense	1,093	2,400	6,754	5,032	15,279
Long-lived assets(2)	33,596	54,660	55,442	1,233	144,931
Capital expenditures for additions property, plant and equipment	180	2,565	1,823	271	4,839
Total assets	70,678	68,446	99,883	45,195	284,202

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

	As of and for the Year Ended December 31, 2002
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$135,310	$64,931	$91,295	$—	$291,536
Income from operations	11,510	10,125	7,184	—	28,819
Interest expense	—	—	—	(5,518)	(5,518)
Other income, net	—	—	—	285	285
Income taxes	—	—	—	9,673	9,673
Equity in loss of joint ventures	—	—	—	(148)	(148)
Net income (loss)	11,510	10,125	7,184	(15,054)	13,765
Depreciation and amortization expense	646	1,186	7,011	3,007	11,850
Long-lived assets(2)	34,506	44,272	64,302	2,679	145,759
Capital expenditures for additions property, plant and equipment	419	757	633	840	2,649
Total assets	69,311	62,994	108,032	13,795	254,132

	As of and for the Year Ended December 31, 2001
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers(1)	$119,936	$71,446	$87,791	$—	$279,173
Income (loss) from operations	15,509	10,260	(19,041)	—	6,728
Interest expense	—	—	—	(10,606)	(10,606)
Other income, net	—	—	—	191	191
Income tax benefit	—	—	—	(729)	(729)
Equity in loss of joint ventures	—	—	—	(148)	(148)
Net income (loss)	15,509	10,260	(19,041)	(9,834)	(3,106)
Depreciation and amortization expense	2,097	2,185	7,581	2,565	14,428
Long-lived assets(2)	38,402	41,140	72,665	2,409	154,616
Capital expenditures for additions property, plant and equipment	264	676	2,360	911	4,211
Total assets	78,197	44,794	132,392	17,266	272,649

(1)          Intercompany revenues have been eliminated.

(2)          Long-lived assets include property, plant and equipment, goodwill, and other intangible assets.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(d)          Business Concentrations

Our revenues are derived primarily from subcontracts and utility companies through a combination of DOE contractors and subcontractors. Revenues from DOE contractors and subcontractors represented approximately 45% of consolidated revenues in 2003, 50% in 2002, and 44% in 2001. The Federal Services work that we performed for customers that represent greater than 10% of our revenues were with: Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, and Bechtel National, Inc. on the Hanford RPP-WTP project,  Fluor Hanford, Inc., and Flour Fernald, Inc. No commercial customer represented more than 10% of consolidated revenues for the years ended December 31, 2003, 2002, and 2001.

Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $16,226 and $12,706, respectively, at December 31, 2003, and $19,079 and $6,539, respectively, at December 31, 2002.

The commercial processing and disposal segment is primarily reliant upon a single provider for its burial services for both customer and secondary waste disposal. We have an agreement in place at set rates through December 31, 2004.

(20) Commitments and Contingencies

(a)         Leases

We have several noncancellable leases which cover real property, machinery and equipment, and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense was $3,531 for the year ended December 31, 2003, $3,588 for the year ended December 31, 2002, and $5,715 for the years ended December 31, 2001.

We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next four years. At December 31, 2003 and 2002, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2003	2002
Computer equipment	$341	$—
Machinery and equipment	2,026	2,026
	2,367	2,026
Less accumulated amortization	1,649	1,261
	$718	$765

Amortization of assets held under capital leases is included with depreciation expense.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2003:

	Operating	Capital
2004	$3,102	$274
2005	2,308	242
2006	1,113	95
2007	363	2
2008	144	—
Future minimum lease payments	$7,030	613
Less: portion representing interest		26
Less: current portion of capital lease obligation		257
Long-term portion of capital lease obligation		$330

The long-term portion of capital lease obligation is included in other noncurrent liabilities in our consolidated balance sheets.

(b)          Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2003, we had outstanding assurance instruments of $20,794, including $7,518 in letters of credit and $13,276 in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit agreement up to $15,000 as a sublimit to the $30,000 revolving line of credit. The bank credit agreement limits the amount of outstanding surety bonds to $35,000.

(c)           Legal Proceedings

In December 2003, we received a Request for Equitable Adjustment (“REA”) from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $7,000 to an ongoing, fixed-price subcontract between PAS and us for asbestos-abatement services. The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”).

We are evaluating the REA to determine whether PAS has both stated a valid basis for entitlement and priced the REA in a manner that supports the requested adjustment. We have already passed through certain elements of the REA for payment by our prime contractor, Bechtel Jacobs, because the additional costs claimed by PAS in those REA elements were caused by the actions and inactions of Bechtel Jacobs.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

We are still evaluating the remainder of the REA. It is unclear at this time whether the remaining elements of the REA have merit; however, we believe that we have valid defenses to some, if not all, of the claims asserted by PAS. If we determine that additional elements of the REA have merit, it is unclear what portion of those REA elements, if any, may be passed through to Bechtel Jacobs for payment.

On February 6, 2004, we were sued in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of the IT Group, Inc., et al for the avoidance and recovery of money paid to us for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004. The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group. The total amount of payments listed in the complaint is $6,900. We believe that the claim of the Unsecured Creditors of The IT Group is frivolous and without merit. We intend to defend ourselves vigorously.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG.  The complaint alleges that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance. The primary allegations against SEG are that MMT’s release of SEG from obligations to pay $8,000 to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1,500 of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers.  The complaint purports to state four bankruptcy and five common law counts. We intend to vigorously contest MMT’s allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers. In addition, we may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement. It is too early in the litigation to provide an accurate assessment of our liability, if any. Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge our claim for indemnification for any settlement or judgment that may arise from the case. Westinghouse has moved to dismiss the complaint filed by the Chapter 11 Trustee. While Westinghouse’s motion to dismiss was pending, the Chapter 11 Trustee sought to amend its complaint and that motion was granted. After the amended complaint was filed, Westinghouse filed a motion to dismiss the common law counts and the Court granted that motion.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business. Our management, on the advice of counsel, believes that the ultimate resolution of such litigation, administrative proceedings, or other matters, including those described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(21) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$63,830	$76,790	$72,517	$72,764	$285,901
Income from Operations	5,236	12,015	10,168	7,527	34,946
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	—	—	(2,414)
Net income	178	6,583	5,632	1,843	14,236
Net income available to common stockholders	(137)	6,268	5,317	(33,366)	(21,918)
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.17	$0.46	$0.39	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	(0.18)
	$(0.01)	$0.46	$0.39	$(2.46)	$(1.62)
Diluted:
Before cumulative effect of a change in accounting principle	$0.13	$0.34	$0.29	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.12)	—	—	—	(0.18)
	$0.01	$0.34	$0.29	$(2.46)	$(1.62)

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$69,424	$72,100	$72,837	$77,175	$291,536
Income from operations	5,864	8,242	7,677	7,036	28,819
Net income	2,460	4,131	3,903	3,271	13,765
Net income available to common
stockholders	2,126	3,816	3,588	2,956	12,486
Income per common share:
Basic	$0.16	$0.28	$0.27	$0.22	$0.92
Diluted	0.13	0.22	0.20	0.17	0.72

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures.   The Chief Executive Officer and the Chief Financial Officer of Duratek, Inc. have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

b)   Changes in Internal Controls.   There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part III

Item 10. Directors and Executive Officers of the Registrant

Information regarding our Executive Officers is set forth in Part I of this annual report under the caption Item 1—“Business—Executive Officers”.

Information regarding our Board of Directors is incorporated by reference from the text and tables under “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2004 (the “2004 Proxy Statement”), which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

As part of our system of corporate governance, we have adopted a code of ethics that is specifically applicable to our chief executive officer and president, chief financial officer and controller. This code of ethics is available on our website at www.duratekinc.com under the Investor Relations / Corporate Governance Section.

Item 11. Executive Compensation

The text and tables under “Executive Officer Compensation” in our 2004 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The stock ownership information contained in the text and tables under “Security Ownership of Certain Beneficial Owners and Management” in our 2004 Proxy Statement is incorporated herein by reference.

We know of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

The text and table under “Equity Compensation Plan Information” in our 2004 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

The text under “Executive Officer Compensation” and “Certain Transactions” in our 2004 Proxy Statement is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference from the information to be contained in our 2004 Proxy Statement.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) (1)	The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:
Independent Auditors’ Report
Consolidated Balance Sheets at December 31, 2003 and December 31, 2002
Consolidated Statements of Operations for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002, and 2001
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001
Notes to Consolidated Financial Statements
(a) (2)	The following is a list of all financial statement schedules for the years ended December 31, 2003, 2002, and 2001 filed as part of this Report:
Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a) (3)	See accompanying Index to Exhibits
(b)	Reports on Form 8-K.
Current report on Form 8-K filed on November 19, 2003 pursuant to Item 5 reporting the appointment of Michael Bayer to our Board of Directors.

Current Report on Form 8-K filed on December 17, 2003 announcing the repurchase of 151,467 shares of our 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share from investment partnerships controlled by The Carlyle Group and the entering into of a new credit facility.

Current Report on Form 8-K filed on December 17, 2003 announcing that the Board of Directors has adopted a Stockholder Rights Plan.
(c)	The following is a list of financial statement schedules filed herewith:
Schedule II—Valuation and Qualifying Accounts

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duratek, Inc.
Dated: March 11, 2004	By:	/s/ Robert E. Prince
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 11, 2004	By:	/s/ Robert E. Prince
Robert E. Prince
President and Chief Executive Officer
Principal Financial Officer:
March 11, 2004	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer:
March 11, 2004	/s/ William M. Bambarger, Jr.
William M. Bambarger, Jr.
Corporate Controller
The Board of Directors:
March 11, 2004	/s/ Daniel A. D’aniello
Daniel A. D’Aniello
March 11, 2004	/s/ Admiral James D. Watkins
Admiral James D. Watkins
March 11, 2004	/s/ Dr. Francis J. Harvey
Dr. Francis J. Harvey
March 11, 2004	/s/ George V. McGowan
George V. McGowan
March 11, 2004	/s/ Michael J. Bayer
Michael J. Bayer
March 11, 2004	/s/ Alan J. Fohrer
Alan J. Fohrer
March 11, 2004	/s/ Robert E. Prince
Robert E. Prince

DURATEK, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002, and 2001
Schedule V
(in thousands)

	Balance at beginning of year	Charges to costs and expenses	Charges to other accounts(a)	Deductions(b)	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2003	$2,694	$46	$—	$(1,898)	$842
Year ended December 31, 2002	1,791	458	532	(87)	2,694
Year ended December 31, 2001	1,517	981	—	(707)	1,791

(a)           Charges to other accounts in 2002 represent a reclassification of a reserve balance to the allowance for doubtful accounts.

(b)          Charges to other accounts in 2003 represent the collection of a previously reserved customer account, the write-off of amounts relating to a company that dissolved, and write-off of specifically identified accounts.

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

4.6

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.7

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.8

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

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

10.19

Credit Agreement, dated as of December 16, 2003, among Duretek, Inc., various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Security Agreement, dated as of December 16, 2003, among Duretek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of KPMG LLP. Filed herewith.
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.
31.02	Certification of Chief Financial Officer pursuant to 13a-14a/15d-14a. Filed herewith.
32.01	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.02	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.