Form 10-K/A
period 2003-12-31
DURATEK INC
filed 2004-03-26
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note:

The sole purpose of this Form 10-K/A filing is to correct our presentation of the Consolidated Statements of Cash Flows relating to the presentation of a non-cash item (restricted stock units contributed by two executives to the Deferred Compensation Plan) which had previously been shown in our Annual Report on Form 10-K under “Treasury Stock Purchases” in Cash Flows from Financing Activities in 2003 but should have been included under “Other” in Cash Flows from Operating Activities for 2003. Total cash flows for the year ended December 31, 2003 and cash flow information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations or elsewhere in the Annual Report on Form 10-K (and in our Annual Report to Stockholders furnished to stockholders pursuant to Rule 14a-3(b) of the Securities Exchange Act of 1934) are not affected.

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

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(in thousands of dollars)

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$14,236	$13,765	$(3,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,279	11,850	14,428
Deferred income taxes	4,445	5,038	36
Cumulative effect of a change in accounting principle, net of taxes	2,414	—	—
Stock compensation expense	319	318	318
Income tax benefit from exercise of non-qualified stock options	196	63	—
Allowance for doubtful accounts	46	458	981
Equity in (income) loss, net of distributions	(46)	148	148
Gain on settlement, net of settlement expenses	—	—	(4,182)
Changes in operating assets and liabilities:
Accounts receivables	10,151	(844)	1,059
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,830)	12,711	(1,103)
Prepaid expenses and other current assets	871	364	9,514
Accounts payable, and accrued expenses and other current liabilities	(2,188)	(3,258)	(2,757)
Unearned revenues	4,934	2,984	(2,254)
Waste processing and disposal liabilities	(1,935)	(4,226)	2,267
Facility and equipment decontamination and decommissioning liabilities	959	943	176
Retainage	(1,582)	(2,932)	(2,496)
Other	(598)	(261)	296
Net cash provided by operating activities	40,671	37,121	13,325
Cash flows from investing activities:
Additions to property, plant and equipment	(4,839)	(2,649)	(4,211)
Advances to employees, net	71	(85)	79
Other	(449)	(79)	1,711
Net cash used in investing activities	(5,217)	(2,813)	(2,421)
Cash flows from financing activities:
Net repayments of borrowings under revolving credit facility	$—	$(12,500)	$(6,000)
Net proceeds from (repayments of) short-term borrowings	—	(7,763)	7,763
Proceeds from long-term debt	115,000	—	—
Repayments of long-term debt	(61,149)	(10,651)	(10,400)
Preferred stock repurchase	(49,176)	—	—
Deferred financing costs	(4,209)	(1,098)	(1,246)
Preferred stock dividends paid	(3,101)	—	(267)
Treasury stock purchases	—	(302)	(24)
Repayments of capital lease obligations	(388)	(442)	(790)
Proceeds from issuance of common stock	420	330	70
Net cash used in financing activities	(2,603)	(32,426)	(10,894)
Net increase in cash	32,851	1,882	10
Cash, beginning of year	2,323	441	431
Cash, end of year	$35,174	$2,323	$441

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2003, 2002, and 2001
(in thousands of dollars and shares, except earnings per share dollars)

(21) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$63,830	$76,790	$72,517	$72,764	$285,901
Income from Operations	5,236	12,015	10,168	7,527	34,946
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	—	—	(2,414)
Net income	178	6,583	5,632	1,843	14,236
Net income available to common stockholders	(137)	6,268	5,317	(33,366)	(21,918)
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.17	$0.46	$0.39	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	(0.18)
	$(0.01)	$0.46	$0.39	$(2.46)	$(1.62)
Diluted:
Before cumulative effect of a change in accounting principle	$0.13	$0.34	$0.29	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.12)	—	—	—	(0.18)
	$0.01	$0.34	$0.29	$(2.46)	$(1.62)

	Year Ended December 31, 2002
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$69,424	$72,100	$72,837	$77,175	$291,536
Income from operations	5,864	8,242	7,677	7,036	28,819
Net income	2,460	4,131	3,903	3,271	13,765
Net income available to common
stockholders	2,126	3,816	3,588	2,956	12,486
Income per common share:
Basic	$0.16	$0.28	$0.27	$0.22	$0.92
Diluted	0.13	0.22	0.20	0.17	0.72

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(c) Exhibits: The following exhibits are filed with this form 10-K/A:

23.1	Consent of KPMG LLP. Filed herewith.
31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.
31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.
32.01	Written Statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.02	Written Statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Duratek, Inc.
Dated: March 26, 2004	By:	/s/ Robert E. Prince
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 26, 2004	By:	/s/ Robert E. Prince
Robert E. Prince
President and Chief Executive Officer
Principal Financial Officer:
March 26, 2004	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
Principal Accounting Officer:
March 26, 2004	/s/ William M. Bambarger, Jr.
William M. Bambarger, Jr.
Corporate Controller
The Board of Directors:
March 26, 2004	/s/ Daniel A. D’aniello
Daniel A. D’Aniello
March 26, 2004	/s/ Admiral James D. Watkins
Admiral James D. Watkins
March 26, 2004	/s/ Dr. Francis J. Harvey
Dr. Francis J. Harvey
March 26, 2004	/s/ George V. McGowan
George V. McGowan
March 26, 2004	/s/ Michael J. Bayer
Michael J. Bayer
March 26, 2004	/s/ Alan J. Fohrer
Alan J. Fohrer
March 26, 2004	/s/ Robert E. Prince
Robert E. Prince