Form 10-Q
period 2004-03-28
DURATEK INC
filed 2004-05-07
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 28, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒   No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of May 3, 2004:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,085,203

DURATEK, INC.

Forward-Looking Information

This report contains forward-looking statements.  Additional written or oral forward-looking statements may be made by us from time to time in filings with the Securities and Exchange Commission or otherwise.  The words “believe,” “expect,” “anticipate,” and “project” and similar expressions identify forward-looking statements, which speak only as of the date the statement is made.  Such forward-looking statements are within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Such statements may include, but are not limited to, information regarding our ability to manage our commercial waste processing operations, the timing and award of contracts by the U.S. Department of Energy (“DOE”) for the cleanup of waste sites administered by the DOE, the acceptance and implementation of our waste treatment technologies in the government and commercial sectors and other large technical support services projects. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified.  Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.  Statements in this report, including those set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” describe factors, among others, that could contribute to or cause such differences.

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 1 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Part I   Financial Information

Item 1.  Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	March 28, 2004	December 31, 2003
	(unaudited)	*
Assets
Current assets:
Cash	$29,752	$35,174
Accounts receivable, less allowance for doubtful accounts of $849 in 2004 and $842 in 2003	36,630	38,378
Income taxes recoverable	797	—
Cost and estimated earnings in excess of billings on uncompleted contracts	17,214	15,464
Prepaid expenses and other current assets	9,516	7,760
Total current assets	93,909	96,776

Retainage	6,299	6,685
Property, plant and equipment, net	68,982	69,416
Goodwill	70,797	70,797
Other intangible assets	4,481	4,718
Decontamination and decommissioning trust fund	19,790	20,767
Other assets	13,983	13,985
Total assets	$278,241	$283,144

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,150	$1,150
Accounts payable	8,928	12,851
Accrued expenses and other current liabilities	37,918	39,592
Unearned revenues	19,715	21,410
Waste processing and disposal liabilities	5,587	8,001
Total current liabilities	73,298	83,004

Long-term debt, less current portion	114,825	114,825
Facility and equipment decontamination and decommissioning liabilities	40,114	40,855
Other noncurrent liabilities	6,959	6,294
Total liabilities	235,196	244,978

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 3,002 shares issued and outstanding at March 28, 2004 and December 31, 2003	300	300

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,680,091 shares in 2004 and 15,229,100 shares in 2003	156	152
Capital in excess of par value	80,442	78,375
Accumulated deficit	(26,953)	(30,026)
Treasury stock at cost, 1,770,306 shares in 2004, 1,738,720 shares in 2003	(10,900)	(10,635)
Total stockholders’ equity	42,745	37,866

Total liabilities and stockholders’ equity	$278,241	$283,144

* The Consolidated Balance Sheet as of December 31, 2003 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	March 28, 2004	March 30, 2003
	(unaudited)
Revenues	$64,182	$63,830
Cost of revenues	48,250	50,561

Gross profit	15,932	13,269
Selling, general and administrative expenses	8,647	8,033

Income from operations	7,285	5,236
Interest expense	(2,356)	(1,074)
Other income (loss), net	72	(102)

Income before income taxes, equity in income of joint ventures, and cumulative effect of a change in accounting principle	5,001	4,060
Income taxes	2,000	1,624

Income before equity in income of joint ventures and cumulative effect of a change in accounting principle	3,001	2,436
Equity in income of joint ventures	84	156

Net income before cumulative effect of a change in accounting principle	3,085	2,592
Cumulative effect of a change in accounting principle, net of taxes	—	(2,414)
Net income	3,085	178

Preferred stock dividends	(12)	(315)
Net income (loss) attributable to common stockholders	$3,073	$(137)

Weighted average common stock outstanding:
Basic	13,729	13,532
Diluted	14,422	19,269
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.22	$0.17
Cumulative effect of a change in accounting principle	—	(0.18)
	$0.22	$(0.01)

Diluted:
Before cumulative effect of a change in accounting principle	$0.21	$0.13
Cumulative effect of a change in accounting principle	—	(0.12)
	$0.21	$0.01

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Three months ended
	March 28, 2004	March 30, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$3,085	$178
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,707	3,019
Cumulative effect of a change in accounting principle, net of taxes	—	2,414
Stock compensation expense	—	80
Equity in income, net of distributions	(126)	—
Changes in operating assets and liabilities:
Accounts receivables	1,748	1,080
Costs and estimated earnings in excess of billings on uncompleted contracts	(2,389)	1,434
Prepaid expenses and other current assets	(1,099)	768
Accounts payable, and accrued expenses and other current liabilities	(6,374)	(8,720)
Unearned revenues	(1,695)	(576)
Waste processing and disposal liabilities	(2,414)	(116)
Facility and equipment decontamination and decommissioning liabilities	235	208
Retainage	260	(379)
Other	475	57

Net cash used in operating activities	(5,587)	(553)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,719)	(1,173)
Other	(22)	(58)

Net cash used in investing activities	(1,741)	(1,231)

Cash flows from financing activities:
Net repayments of borrowings under revolving credit facility	—	3,361
Repayments of long-term debt	—	(2,600)
Deferred financing costs	—	(410)
Proceeds from issuance of common stock	2,036	57
Preferred stock dividends paid	(60)	—
Repayments of capital lease obligations	(70)	(111)

Net cash provided by financing activities	1,906	297

Net decrease in cash	(5,422)	(1,487)

Cash, beginning of period	35,174	2,323

Cash, end of period	$29,752	$836

See accompanying notes to consolidated financial statements.

DURATEK, INC.

Notes to Consolidated Financial Statements

(in thousands of dollars, except per share amounts)

1.                                      Principles of Consolidation and Basis of Presentation

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the Company (Duratek Inc. and our wholly owned subsidiaries).  Investments in joint ventures in which we do not have control or majority ownership are accounted for under the equity method.  All significant intercompany balances and transactions have been eliminated in consolidation.

All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.  Results of interim periods are not necessarily indicative of results to be expected for the year as a whole.  The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.  The information contained in these interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003 filed with the Securities and Exchange Commission.

(b)         Fiscal Quarters

Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of March 28, 2004 and for the three months ended March 28, 2004 and March 30, 2003.

(c)          Reclassifications

Certain amounts for 2003 have been reclassified to conform to the presentation for 2004.

2.                                      Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, issued in March 2000, to account for our fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income (loss) if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	Three months ended
	March 28, 2004	March 30, 2003

Net income (loss) attributable to common stockholders	$3,073	$(137)

Add: Income impact of assumed conversions - preferred stock dividends	12	315
Net income attributable to common stockholders assuming conversion	3,085	178
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	8

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	246	263
Pro forma income (loss) attributable to common stockholders assuming conversion	2,839	(77)

Add: cumulative effect of a change in accounting principle, net of taxes	—	2,414
Pro forma net income before cumulative effect of a change in accounting principle	$2,839	$2,337

Pro forma income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.21	$0.15
Cumulative effect of a change in accounting principle	—	(0.18)
	$0.21	$(0.03)

Diluted:
Before cumulative effect of a change in accounting principle	$0.20	$0.12
Cumulative effect of a change in accounting principle	—	(0.12)
	$0.20	$—

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 28, 2004 and March 30, 2003:

	Three months ended
	March 28, 2004	March 30, 2003

Risk free interest rate	3.85%	4.23%
Expected volatility	63%	63%
Expected life	10 years	10 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$ 9.80	$ 3.34

3.                                      Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  We do not have any other intangible assets that are not subject to amortization.  Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  Other intangible assets as of March 28, 2004 and December 31, 2003 consist of the following:

		As of March 28, 2004		As of December 31, 2003
	Amorti- zation period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Barnwell operating rights	8 yrs	$7,340	$(3,441)	$7,340	$(3,211)
Patents	20 yrs	1,553	(1,003)	1,545	(990)
Covenants-not-to-compete	17 yrs	102	(70)	102	(68)
Total		$8,995	$(4,514)	$8,987	$(4,269)

Aggregate amortization expense was $245 for the three months ended March 28, 2004, and $244 for the three months ended March 30, 2003.  Anticipated annual amortization expense for the five years beginning January 1, 2004 is $979.

Goodwill represents the excess of costs over fair value of assets of businesses acquired.   During 2004 and 2003, we tested our goodwill for impairment and concluded that no impairment charge was required.  We did not make any acquisition during 2004 or 2003, and the carrying amount of our goodwill has remained unchanged during 2004 and 2003.

4.                                      Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $22,048 as of March 28, 2004, of which $17,214 is expected to be collected in the next 12 months and is classified as a current asset.  As of March 28, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $4,834 is included in other assets in our consolidated balance sheets.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts was $19,658, of which $15,464 was expected to be collected in the next 12 months and was classified as a current asset.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $4,194 is included in other assets in our consolidated balance sheets.

5.                                      Retainage

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions.  As of March 28, 2004, we have retainage balances of $8,490, of which $2,191 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2003, we had retainage balances of $8,750, of which $2,065 was expected to be collected within the next 12 months and was included in prepaid expense and other current assets in the consolidated balance sheets.

6.                                      Decontamination and Decommissioning Liabilities

We are responsible for the cost to decontaminate and decommission (“D&D”) our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites.  These costs will generally be paid upon the closure of these facilities or the disposal of this equipment.  We are also obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”).  Under the terms of the Act and its license with the State of South Carolina, we were required to establish a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund.  During the first quarter of 2004, the Barnwell closure liability decreased due to the decommissioning activity at the Barnwell low-level radioactive waste disposal facility.

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  SFAS No. 143 requires us to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset.  We are also required to record a corresponding asset that is depreciated over the life of the asset.  Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

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

Our D&D liabilities consist of the following as of March 28, 2004 and December 31, 2003:

	March 28, 2004	December 31, 2003
Facilities & equipment ARO	$20,324	$20,088
Barnwell closure	19,790	20,767
	$40,114	$40,855

We recognized accretion expense of $236 for the three months ended March 28, 2004 and $208 for the three months ended March 30, 2003.

The following is a reconciliation of our facilities & equipment ARO from January 1, 2004 to March 28, 2004:

Balance at January 1, 2004	$20,088
Accretion expense	236
Balance at March 28, 2004	$20,324

We update our closure and remediation cost estimates for D&D on an annual basis.  These estimates are based on current technology, regulations, and burial rates.  We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Future changes in these factors could have a material impact on these estimates.

7.                                      Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our estimated reduction in the outstanding balance of the related long-term debt under the prior credit facility. The new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount is $50,749 at March 28, 2004.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  Based on the fair value of the contract at March 28, 2004, we have a liability of $158.

8.                                      Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflect the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the three months ended March 28, 2004 and March 30, 2003 consists of the following:

	Three months ended
(in thousands, except per share amounts)	March 28, 2004	March 30, 2003

Numerator:
Net income (loss) attributable to common stockholders	$3,073	$(137)
Add: Income impact of assumed conversions - preferred stock dividends	12	315

Net income attributable to common stockholders assuming conversion	3,085	178
Add: cumulative effect of a change in accounting principle, net of taxes	—	2,414

Net income before cumulative effect of a change in accounting principle	$3,085	$2,592
Denominator:
Weighted average shares outstanding	13,729	13,532
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	593	351
Restricted stock	—	135
Convertible redeemable preferred stock	100	5,251
	693	5,737

Diluted weighted average common shares outstanding	14,422	19,269
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.22	$0.17
Cumulative effect of a change in accounting principle	—	(0.18)
	$0.22	$(0.01)
Diluted:
Before cumulative effect of a change in accounting principle	$0.21	$0.13
Cumulative effect of a change in accounting principle	—	(0.12)
	$0.21	$0.01

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive was 445,425 shares as of March 30, 2003.  There were no anti-dilutive securities as of March 28, 2004.

9.                                      Segment Reporting

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2004, we realigned certain project in Commercial Services segment to Commercial Processing and Disposal segment.  The impact of this change was not significant and all amounts presented have been revised to be consistent for all periods presented.  We evaluate the segments’ operating income results to measure performance.  The following is a brief description of each of the segments:

(a)                  Federal Services (“FS”)

Our FS segment provides the following services for the United States Department of Energy and other government entities:

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

(b)                      Commercial Services (“CS”)

Our CS segment provides a broad range of technologies and services to our commercial customers, including:

•                  liquid waste processing;

•                  transportation logistics (including complete brokerage services and large component disposition);

•                  radiological emergency response;

•                  area, building, and site decommissioning;

•                  equipment instrumentation calibration and rental; and

•                  training (transportation, regulatory compliance/environmental, safety, and health).

We also provide technical support services to clients including project management, engineering, radiation protection support, and environmental consulting.

(c)                      Commercial Processing and Disposal (“CPD”)

Our CPD segment operates two facilities in Tennessee and two facilities in South Carolina.  At the Tennessee facilities, we use multiple technologies to volume reduce and package customer waste for final disposition such as:

•                  incineration;

•                  compaction;

•                  metal melting and decontamination; and

•                  survey and release.

At the South Carolina facilities, we perform the following operations:

•                  radioactive materials disposal facility operation for the State of South Carolina; and

•                  specialty waste processing for nuclear power plants and the Department of Defense.

	As of and for the Three Months Ended March 28, 2004
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$27,578	$14,122	$22,482	$—	$64,182

Income from operations	3,229	2,085	1,971	—	7,285

Interest expense	—	—	—	(2,356)	(2,356)

Other income, net	—	—	—	72	72

Income taxes	—	—	—	2,000	2,000

Equity in income (loss) of joint ventures	104	—	—	(20)	84

Net income (loss)	3,333	2,085	1,971	(4,304)	3,085

Depreciation and amortization expense	108	554	1,715	330	2,707

Long-lived assets (2)	33,563	54,042	54,814	1,841	144,260

Capital expenditures for additions to property, plant and equipment	30	367	491	831	1,719

Total assets	70,659	68,333	98,313	40,936	278,241

	As of and for the Three Months Ended March 30, 2003
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$29,258	$14,942	$19,630	$—	$63,830

Income from operations	2,921	1,529	786	—	5,236

Interest expense	—	—	—	(1,074)	(1,074)

Other loss, net	—	—	—	(102)	(102)

Income taxes	—	—	—	1,624	1,624

Equity in income of joint ventures	156	—	—	—	156

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Net income (loss)	3,077	1,529	786	(5,214)	178

Depreciation and amortization expense	154	596	1,667	602	3,019

Long-lived assets (2)	33,701	54,093	59,394	2,573	149,761

Capital expenditures for additions to property, plant and equipment	34	488	558	93	1,173

Total assets	71,357	69,681	97,209	15,560	253,807

(1)          Intercompany revenues have been eliminated.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Long-lived assets include property, plant and equipment, goodwill, and other intangible assets.

10.                               Commitments and Contingencies

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of March 28, 2004, we had outstanding assurance instruments of $21,993, including $6,038 in letters of credit and $15,955 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15,000 as a sub limit to the $30,000 revolving line of credit. The bank credit agreement limits the amount of outstanding surety bonds to $35,000.

11.                               New accounting pronouncements

In November 2002, the Emerging Issues Task Force reached a consensus on Issue No. 00-21 Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).  EITF 00-21 addresses the accounting for contractual arrangements in which multiple revenue-generating activities are performed.  EITF 00-21 was effective for us for contracts executed after June 30, 2003 and does not have a material impact on our results of operations.  It is not expected to have a material impact on future results of operations.

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

In December 2003, the FASB issued FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R addresses consolidation by business enterprises of variable interest entities which have one or both of the following characteristics: the equity investment risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity or the equity investors lack certain essential characteristics of a controlling financial interest.  FASB Interpretation No. 46R has been adopted and currently does not have an impact on our consolidated financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2003.  Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three months ended March 28, 2004 and March 30, 2003. The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations, or risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements.  Such forward-looking statements are subject to a number of risk factors.  We discuss the risk factors in this report and in our prior filings with the SEC, including, our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the caption titled “Risk Factors”.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

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

We continue to aggressively manage our projects to minimize these risks and the financial impact on us.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

•                  equipment instrumentation calibration and rental; and

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

•                  metal melting and decontamination; and

•                  survey and release.

Our future operating results will be affected by, among other things, the duration of commercial waste processing contracts and the amount of waste to be processed by our commercial waste processing operations pursuant to these contracts.

At the South Carolina facilities, we perform the following operations:

•                  radioactive materials disposal facility operation for the State of South Carolina; and

•                  specialty waste processing for nuclear power plants and the Department of Defense.

We measure financial performance for each operating segment based on income from operations, which consists of revenues less direct expenses and selling, general and administrative (“SG&A”) expenses.  SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expense.  Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred.  In the Results of Operations section of this document, there is a comparative period to period analysis of SG&A expenses on a total company basis.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  On an on going basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.  We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of Operations

Three Months Ended March 28, 2004 (“First Quarter of 2004”) As Compared to Three Months Ended March 30, 2003 (“First Quarter of 2003”).

The table below sets forth certain consolidated statement of operations information for the three months ended March 28, 2004 and March 30, 2003.

	Three months ended		Increase (decrease)
(in thousands of dollars)	March 28, 2004	March 30, 2003	Dollar	Percent
	(unaudited)
Revenues	$64,182	$63,830	$352	0.6%
Cost of revenues	48,250	50,561	(2,311)	(4.6%)
Gross profit	15,932	13,269	2,663	20.1%
Percent of revenues	24.8%	20.8%
Selling, general and administrative expenses	8,647	8,033	614	7.6%
Percent of revenues	13.5%	12.6%
Income from operations	7,285	5,236	2,049	39.1%
Percent of revenues	11.4%	8.2%

Interest expense	(2,356)	(1,074)	(1,282)
Other income (loss), net	72	(102)	174
Income taxes	2,000	1,624	376
Equity in income of joint ventures	84	156	(72)
Net income before cumulative effect of a change in accouting principle	3,085	2,592	493
Cumulative effect of a change in accounting principle, net of tax	—	(2,414)	2,414
Net income	3,085	178	2,907

Preferred stock dividends	(12)	(315)	303
Net income (loss) attributable to common stockholders	$3,073	$(137)	$3,210

Revenues increased primarily due to the award of new work and a change in work scope on existing contracts in the Federal Services and Commercial Services segments, contract close out adjustments recognized in the first quarter of 2003 relating to waste characterization changes in the fixed-based processing facility in Tennessee, decommissioning activity at the Barnwell low-level radioactive waste disposal facility, and incentive fees received in the first quarter of 2004.  Partially offsetting these increases were decreases in revenues relating to the Hanford RPP-WTP projects, a large site decontamination and decommissioning (“D&D”) project in 2003 that did not reoccur in 2004, and the liquid waste processing operation.

Gross profit increased primarily due to incentive fees recognized in the first quarter of 2004, contract close out adjustments recognized in the first quarter of 2003 relating to waste characterization changes in the fixed-based processing facility in Tennessee, a contract loss recognized on the Environmental Management Waste Management Facility (“EMWMF”) project in 2003, partially offset by a decrease in work scope on existing contracts.  These items contributed to the increase in gross profit as a percent of revenues.

The following table summarizes revenues, gross profit, and income from operations by business segment for the three months ended March 28, 2004 and March 30, 2003:

	Three months ended		Increase (decrease)
(in thousands of dollars)	March 28, 2004	March 30, 2003	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$27,578	$29,258	$(1,680)	(5.7%)
Gross profit	7,053	6,094	959	15.7%
Percent of revenues	25.6%	20.8%
Income from operations	3,229	2,921	308	10.5%
Percent of revenues	11.7%	10.0%

Commercial Services:
Revenues	$14,122	$14,942	$(820)	(5.5%)
Gross profit	4,282	3,834	448	11.7%
Percent of revenues	30.3%	25.7%
Income from operations	2,085	1,529	556	36.4%
Percent of revenues	14.8%	10.2%

Commercial Processing and Disposal:
Revenues	$22,482	$19,630	$2,852	14.5%
Gross profit	4,597	3,341	1,256	37.6%
Percent of revenues	20.4%	17.0%
Income from operations	1,971	786	1,185	150.8%
Percent of revenues	8.8%	4.0%

Federal Services:

Revenues decreased $1.7 million primarily due to the following variances:

•                  A decrease in revenues of $3.6 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down.

•                  A decrease in revenues, net, of $0.3 million relating to changes in work scope on existing projects.

•                  Partially offsetting these decreases were increases in revenues relating to:

•                  An increase in revenues of $1.3 million relating to the award of new work primarily relating to:

•                  The sorting of low-level legacy waste for a DOE prime contractor; and

•                  Subcontract work performed for the Isotek Systems, LLC joint venture, who is a prime contractor with the DOE, for which Duratek is a member.

•                  Revenues of $0.8 million relating to incentive fees received in the first quarter of 2004 for meeting milestones on two Federal government subcontracts.

Gross profit increased $1.0 primarily due to:

•                  An increase in gross profit of $0.8 million relating to the incentive fees recognized on two Federal government subcontracts in the first quarter of 2004.

•                  An increase in gross profit of $0.7 million relating to the EMWMF project as a result of operating expenses incurred in 2003 resulting from the abnormal amount of rainwater at the EMWMF site.  We are evaluating the case for obtaining equitable adjustments for these higher operating costs from the customer.  Any increase in contract value will be included in revenues when approved by the customer.

•                  An increase in gross profit of $0.6 million relating to the award of new work.

•                  Offsetting these increases were decreases in gross profit, net, of $0.8 million relating to the change in work scope on existing contracts, and includes lower margins on two subcontracts primarily related to the effect of adverse weather.

•                  In addition, gross profit decreased by $0.4 million relating to the Hanford RPP-WTP projects.

Gross profit as a percent of revenues increased primarily due to the incentive fees received in the first quarter of 2004 and the increase in the gross profit from the EMWMF project.

Income from operations increased by $0.3 million primarily due to higher gross profit, offset by an increase in SG&A expense of $0.7 million primarily relating to business development expense relating to higher business development expense resulting from a larger than normal number of bid opportunities in the first quarter of 2004.

Commercial Services:

Revenues decreased $0.8 million primarily due to the following:

•                  A decrease in revenues of $1.8 million relating to a site D&D project that had a high volume of activity in the first quarter of 2003.

•                  A decrease in revenues of $1.3 million relating to the liquid waste processing operation primarily due to a decrease in sales of liquid waste processing equipment supplies.

•                  Offsetting these decreases were increases in revenues relating to:

•                  An increase in revenues of $1.6 million primarily relating to an increase in the work scope on existing contracts and the award of new work relating to site D&D and transportation logistics operations.

•                  An increase in revenues of $0.5 million relating to the higher volume in the transportation services operations.

•                  An incentive fee of $0.2 million relating to a site D&D project received in the first quarter of 2004.

Gross profit increased $0.4 million primarily due to the following:

•                  An increase in gross profit of $0.4 million primarily relating to an increase in the work scope on existing contracts and the award of new work in the site D&D and Transportation Logistics operations.

•                  An increase in gross profit of $0.4 million relating to the reversal of a warranty liability on transportation containers due to favorable warranty claims experience.

•                  An increase in gross profit of $0.4 million due to reduced project mobilization expense in the first quarter of 2004 compared to the first quarter of 2003 for a transportation logistics project.

•                  An increase in gross profit of $0.4 million due to the award of new work and a milestone award earned in the first quarter of 2004 relating to a site D&D project.

•                  Offsetting these increases were decreases in gross profit relating to:

•                  A decrease in gross profit of $0.5 million relating to transportation services which are primarily attributable to higher fuel costs and cask maintenance expense in the first quarter of 2004.

•                  A decrease in gross profit of $0.3 million due to a decrease in revenues in the liquid waste processing.

•                  A decrease in gross profit of $0.3 million relating to a site D&D project that had a higher volume of activity in the first quarter of 2003.

Gross profit as a percent of revenues increased due to the reduction of warranty liabilities, a milestone award, and reduced project mobilization expense.

Income from operations increased by $0.6 million primarily due to higher gross profit, offset by slightly higher SG&A expense.

Commercial Processing and Disposal:

Revenues increased $2.9 million primarily due to the following:

•                  An increase in revenues of $1.3 million at the fixed-based processing facility in Tennessee due to contract close out adjustments recognized in the first quarter of 2003 relating to waste characterization, which were partially offset by a decrease in revenues from the processing activity due to a decrease in the price as a result of the product mix, which were partially offset by higher processed volume.

•                  An increase in revenues relating to the Barnwell low-level radioactive waste disposal facility of $1.5 million primarily relating to decommissioning activities (capping of disposal trenches) and higher volume of waste disposed in the first quarter of 2004.

Gross profit increased $1.3 million primarily due to the following:

•                  An increase in revenues from the fixed-based processing facility, partially offset primarily by higher burial expense due to an increase in the burial rate and transportation expense primarily due to higher volume.

•                  Higher gross profit from the decommissioning activity at the Barnwell low-level radioactive waste disposal facility.

Gross profit as a percent of revenues increased due to contract close out adjustments recognized in the first quarter of 2003 relating to waste characterization changes in the fixed-based processing facility in Tennessee, partially offset by higher operating expenses in the first quarter of 2004.

Income from operations increased by $1.2 million primarily due to higher gross profit, offset by slightly higher SG&A expense.

SG&A Expense and Other Non-operating Items:

SG&A expense increased $0.6 million primarily due to higher business development expenses and professional services fees, partially offset by lower bank related fees.

Interest expense increased  $1.3 million as a result of the higher borrowings under the new credit facility that was entered into in December 2003.

Income taxes increased $0.4 million primarily due to the increase in pre-tax income.  Our effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

We recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax, relating to the adoption of SFAS No. 143 in the first quarter of 2003.

Liquidity and Capital Resources

We used $5.6 million in cash for operating activities for the three months ended March 28, 2004, an increase in use of cash from the comparative three month period ended March 30, 2003.  This increase in use of cash is primarily attributable to costs and estimated earnings in excess of billings on uncompleted contracts, waste processing and disposal liabilities, and prepaid and other current assets, offset by an increase in cash provided by net income and a decrease in cash used for accounts payable and accrued expenses and other current liabilities.  The increase in the use of cash of $3.8 million relating to costs and estimated earnings in excess of billings on uncompleted contracts is primarily due to a change required by customers from paying in advance of waste processing to payment upon shipment of waste for burial in the fixed-based processing operation.  Waste processing and disposal liabilities required a higher use of cash of $2.4 million, an increase over the comparative prior year period due to a higher volume of shipments during the first quarter of 2004 for processed waste.  Prepaid expenses and other current assets required higher use of cash of $1.9 million due to the payment of insurance premiums and receivables for stock option exercises during the first quarter of 2004.  Cash used for accounts payable and accrued expense and other current liabilities decreased by $2.3 million over the comparative prior year period due to an increase in the liability to the State of South Carolina, a decrease in the use of cash for accounts payable and accrued expenses, partially offset by an increase in the use of cash for income taxes during the first quarter of 2004.

We used $1.7 million in cash for investing activities for the three months ended March 28, 2004 for the purchase of property, plant and equipment.  By comparison, for the three months ended March 30, 2003, we used $1.2 million in cash for investing activities for the purchase of property, plant and equipment.  The increase in the investment in property, plant and equipment is primarily attributable to the replacement of computer hardware and software and investments required to support our continued growth.

We generated $1.9 million in cash from financing activities during the three months ended March 28, 2004, primarily from the issuance of common stock from the exercise of employee stock options.  By comparison, for the three months ended March 30, 2003, we generated $0.3 million in cash from financing activities.  During this period, cash from financing activities primarily consisted of proceeds from borrowings under our bank credit facility, largely offset by repayments of long-term debt.  During the three months ended March 28, 2004, we did not have any borrowings under our revolving line of credit and were not required to make any scheduled payments under our credit facility.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue for the remainder of 2004.

In December 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction, we entered into a new bank credit facility.   As of March 28, 2004, the new bank facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115.0 million term loan.  Proceeds of the term loan were used to repay $53.9 million of existing term debt under our prior credit facility and to repurchase 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses.

Borrowings under the new credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The new credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charged coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the new credit facility contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions.  The new credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of March 28, 2004, we were in full compliance with the provisions of the new credit facility, including all financial covenant requirements.

As of March 28, 2004, there were no borrowings outstanding under the revolving line of credit, and there was $6.0 million in outstanding letters of credit, and a $115.0 million six-year term loan bearing interest at LIBOR plus 4.00% (5.145%).  As of March 28, 2004, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $6.0 million in outstanding letters of credit, for a net borrowing availability of $24.0 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of March 28, 2004, we had outstanding assurance instruments of $22.0 million, including $6.0 million in letters of credit and $16.0 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15.0 million as a sub limit to the $30.0 million revolving line of credit.  The bank credit agreement limits the amount of outstanding surety bonds to $35.0 million.

The following table summarizes our contractual cash obligations as of March 28, 2004 (in 000’s):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt	$1,150	$3,562	$2,013	$109,250	$115,975
Capital leases	286	336	69	—	691
Operating leases	2,903	2,933	416	—	6,252
Convertible preferred stock dividends	48	36	—	—	84

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

We believe that cash flows from operations, cash resources at March 28, 2004 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases at March 28, 2004.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At March 28, 2004, we have floating rate long-term debt of $115.0 million, of which the current portion is $1.2 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility.  Additionally, the new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans until June 30, 2006.  At March 28, 2004, the contract’s notional amount was $50.7 million.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  Based on the fair value of the contract at March 28, 2004, we have a liability of $0.2 million.

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

We had no outstanding borrowings under the revolving credit portion of the credit facility during the three months ended March 28, 2004.  In addition, we do not have any material foreign currency or commodity risk.

Since our variable rate debt was partially hedged during the first quarter of 2004, a hypothetical interest rate change of 1% would have changed interest expense by approximately $0.6 million.  Additionally, change in market interest rates would impact the fair value of our long-term obligations.

Item 4.  Controls and Procedures

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

Part II             Other Information

Item 1.             Legal Proceedings

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of legal proceedings.

Item 6.             Exhibits and Reports on Form 8-K

a.                                  Exhibits

See accompanying Index to Exhibits.

b.                                 Reports

Current report on Form 8-K furnished on March 18, 2004 pursuant to Item 9 announcing that we have filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission.

Current report on Form 8-K furnished on February 25, 2004 pursuant to Item 12 reporting the Company’s financial results for the fiscal year ended December 31, 2003.

Current report on Form 8-K filed on January 22, 2004 pursuant to Item 5 announcing the appointment of Alan J. Fohrer to our Board of Directors.

Current Report on Form 8-K filed o January 5, 2004 pursuant to Item 5 announcing the mailing to stockholders of record as of December 29, 2003 a summary of the Company’s Stockholders’ Rights Plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated:	May 7, 2004	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

Dated:	May 7, 2004	BY:	/s/ William M. Bambarger, Jr.
William M. Bambarger, Jr.
Corporate Controller and
Chief Accounting Officer

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

4.5

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

4.6

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

Exhibit No.
10.2

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.3

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.4	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant’s 2000 Proxy Statement. (File No. 0-14292)

10.5

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.6

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.7

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

10.10

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
10.12

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke.  Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.13	Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.14	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003.

10.15

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.16

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a.Filed herewith.

32.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith