Form 10-K/A
period 2003-12-31
DURATEK INC
filed 2004-06-21
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K/A

Amendment No. 2

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

Explanatory Note:

During the first quarter of 2004, we realigned certain projects from our Commercial Services segment to our Commercial Processing and Disposal segment.  We are reflecting this realignment in our historical financial statements so that our historical financial statements are presented on a basis consistent with our interim financial statements.  There were no changes to our consolidated financial results as a result of this realignment of projects between our segments.

Form 10-K/A Cross-Reference Sheet

Forward Looking Information

In response to “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995, we discuss in this annual report on Form 10-K many important factors that have affected and in the future could affect our actual results.  These factors could cause our future financial results to differ from those expressed in any forward looking statements made by us.  Many of these factors have been discussed in prior filings with the Securities and Exchange Commission and are included in the “Risk Factors” and other disclosure contained in our Annual Report on Form 10-K.

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

We are a fee share partner on several large federal projects in our Federal Services segment.  The terms of the contract and any change orders, if applicable, dictates our fee share percentage.  For the larger contracts including the Hanford Management Contract, Fernald Contract, and other contracts performed through joint ventures, Duratek has detailed its fee-share percentage that is currently in effect in the project summaries that follow.

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

•                  Brookhaven National Laboratory;

•                  Los Alamos National Laboratory; and

•                  Rocky Flats Environmental Technology Site.

We briefly summarize below four significant ongoing projects in Federal Services:

Salt Waste Processing.  In October 2002, the DOE selected a team comprised of Duratek, Parsons Infrastructure and Technology Group, Inc., and General Atomics to perform one of two contracts to complete the conceptual design for a new Salt Waste Processing Facility at the Savannah River Site near Aiken, South Carolina.  The Salt Waste Processing Facility will be a pre-treatment plant to remove cesium from the DOE’s inventory of 38 million gallons of highly radioactive waste, which is stored in 49 tanks at the Savannah River Site.  Additional processing will occur through a high-level vitrification facility and a chemical stabilization facility, both of which already exist at the Savannah River Site.  The first phase of the project was a cost-plus-fixed fee contract and took one year to complete.  Total revenues for the first phase were approximately $10.0 million, of which our portion was $0.5 million in accordance with our subcontract.  In February 2004, our team was awarded the second phase of the project.  Our team is responsible for providing the detailed design, construction, and start-up of the new facility.  We estimate total revenues to our team for the second phase to be approximately $400 million.  Our revenues for the second phase are estimated to be between $87 million and $103 million from March 2004 through April 2010.

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

Under our technology development contract with Bechtel National for this project, there have been two key elements: (i) use of the RPP-WTP Low Active Waste DuraMelter™ 3300 in Columbia, Maryland, and (ii) the contractual use of the DuraMelter™ 1200 located at The Catholic University of America’s Vitreous State Laboratory.  These two pilot-scale DuraMelters™ and associated systems have demonstrated the effectiveness of DuraMelter technology on simulated waste streams, tested materials of construction for operability and longevity, and provided developmental platforms for project system design.  The Low Active Waste Pilot Melter initiated operations in January 1999 and produced nearly 7.5 million pounds of glass in less than five years.  This melter demonstrated improvements in throughput developed by Duratek engineers that doubled production rates for Low Active Waste glass and enabled the DOE to reduce the number of Low Active Waste melters needed for the WTP project.  Having fulfilled the Low Active Waste Pilot contractual obligations, we shut down this melter in early November 2003 and it has been deactivated and dismantled in the early 2004.  We continue using the DuraMelterTM 1200 located at The Catholic University of America.

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

Our Federal Services segment also occasionally teams with other companies to pool resources, submit proposals, and execute projects on behalf of our clients.  In 2002, we formed a joint venture, Uranium Disposition Services, LLC, for a significant long-term project for the DOE in Tennessee to design, build, and operate facilities in Paducah, Kentucky and Portsmouth, Ohio to convert the government inventory of depleted uranium hexafluoride (DUF6) for disposal.  We estimate the total revenue for Uranium Disposition Services for this nine-year contract to be $558 million.  We own 26 percent of this joint venture and share proportionally in its profits and losses.  The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).  In 2003, we formed a second joint venture, Isotek Systems, LLC (“Isotek”), for another DOE long-term project in Tennessee to design and operate a facility at Oak Ridge National Laboratory for blending highly enriched uranium with low enriched uranium and extracting certain isotopes for medical purposes.  We estimate the total revenue for Isotek for this nine-year contract to be $128 million. We own 45 percent of Isotek and share proportionally in the profits and losses of the LLC.  The other partners and their proportionate share include Nuclear Fuel Services, Inc. (45%) and

Burns & Roe Enterprises (10%).  We account for our investments in these LLC’s using the equity method.  In 2003, we recognized joint venture income of $0.3 million for our share of UDS and Isotek income.

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

•                  instrumentation calibration and rental; and

•                  training.

We also provide technical support services to clients including project management, engineering, radiation protection support, and environmental consulting.  Our Commercial Services operations revenue represented approximately 26% of our total revenues during 2003, 23% during 2002, and 28% during 2001.

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

•                  commercial nuclear power reactors, university, and test reactors; and

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

Commercial Processing and Disposal

We conduct our commercial waste processing and disposal operation at two locations in Tennessee and two locations in South Carolina.  Our revenues from this segment represented approximately 30% of our total revenues during 2003, 31% during 2002, and 29% during 2001.

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

•                  facility operation;

•                  financial assurance;

•                  closure; and

•                  site stabilization.

Our facilities implement NRC requirements through Agreement States’ regulations and facility radioactive material licenses.  The NRC has delegated licensing authority in the Agreement States to numerous state agencies, including agencies in those states where we have facilities and operations.

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

Because we own and operate vitrification, storage, and incineration facilities on-site, we are exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites.  If we use off-site storage or disposal facilities for final disposition of the glass and other residues from our vitrification, incineration, and other treatment processes, we may be subject to cleanup under CERCLA and we could incur liability as a generator of these materials or by virtue of having arranged for their transportation and disposal to such facilities.  We designed our processes to minimize the potential for release of hazardous substances into the environment.  In addition, we developed plans to manage and minimize the risk of CERCLA or RCRA liability, including:

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

Competition

Our Federal Services and Commercial Services segments compete with major national and regional environmental service and consulting firms with large environmental remediation staffs.  These segments also compete with a similar universe of firms to provide waste disposition services.  The key competitive factors in these markets are:

•                  skilled technical personnel;

•                  quality of performance;

•                  safety;

•                  diversity of services; and

•                  price.

Many of the major national and regional environmental service and consulting firms that compete with us have greater financial, management, and marketing resources.  We also face competition from smaller local firms.  In the federal market, our major customer, the DOE, has substantially increased small business set-asides for prime contracts.  Since we are not a small business, we have responded by teaming as a subcontractor to small businesses responding to requests for proposals for prime contract on selected procurements.

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

Name	Age	Position	Principal Business Experience
Diane L. Leviski	43	Vice President, Human Resources	Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources of the Company from 1985 to 1988.

Regan E. Voit	54	Senior Vice President, International Sales & Disposal	Senior Vice President, International Sales & Disposal, and President Chem-Nuclear Systems, L.L.C. since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.

Willis W. Bixby, Jr.	57	Vice President, Environmental Health & Quality Assurance and Control

Vice President of the Company since October 1999. Vice President of Scientech, Inc. from 1997 to 1999. Mr. Bixby held several senior management positions with the Department of Energy from 1978 to 1997.

Richard D. Martin, Jr.	38	Vice President & General Counsel	Vice President of the Company since May 2003. General Counsel of the Company since May 1999. Various positions with McCormick & Co., Inc. from 1995 to 1999.

William M. Bambarger, Jr.	39	Corporate Controller and Chief Accounting Officer

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

Revisions in revenues, cost, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method).  Such revisions could occur at any time and the effects could be material.  A change order is included in total estimated contract revenue when revenue is probable, which generally is when it is accepted in writing by the customer.  Until then, no revenue or profit is recognized.

Due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.  This could have a negative effect on the price of our common stock depriving you of the opportunity to sell your shares at a price you find acceptable.

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

Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.  Any of these events would reduce our revenues potentially in a material amount.

Our government contracts, which are primarily with the DOE and DOD, are, and are expected to continue to be, a significant part of our business.  We derived approximately 45% of our consolidated revenues in 2003 and 46% of our consolidated revenues in 2002 from contracts funded by the DOE.  In our Federal Services segment, our contracts for Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, Bechtel National, Inc. on the Hanford RPP-WTP project, Fluor Fernald, Inc., and Fluor Hanford, Inc. each represented more than 10% of our revenues.  Allowable costs under government contracts are subject to audit by the U.S. government.  To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received.  In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

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

In addition, government contracts are subject to specific procurement regulations, contract provisions, and a variety of other socioeconomic requirements relating to the formation, administration, performance, and accounting of these contracts.  Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions.  As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements, or statutes.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages.  Further, if we fail to comply with any of these regulations, requirements, or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting, including federally funded projects at the state level.  These developments could also cause our participation in foreign projects funded by the United States to be terminated or restricted.  If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenues.

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

Our future success will likely depend, in part, on the success of our existing collaborative relationships. Collaborative arrangements involve risks that the participating parties may disagree on business decisions and strategies resulting in potential delays, additional costs, and risks of litigation.  Our inability to successfully maintain existing collaborative relationships or enter into new collaborative arrangements could have a material adverse effect on our future revenues.

Regulatory Risks

Our services expose us to significant risks of liability due to our handling of radioactive and hazardous materials and our insurance policies may not provide adequate coverage.

When we perform our services, our personnel and equipment may be exposed to radioactive and hazardous materials and conditions.  Although we are committed to a policy of operating safely and prudently, we may be subject to liability claims by employees, customers, and third parties as a result of such exposures.  In addition, we may be subject to fines, penalties, or other liabilities arising under environmental or safety laws.  To date, we have been able to obtain liability insurance for the operation of our business.  We also face the risk that we may not be able to renew or increase or find adequate replacement coverage.  Our inability to maintain sufficient insurance coverage may prevent us from securing or maintaining certain contract awards.  If we had to make a payment on a wholly or partially insured claim in a material amount, our financial condition could be adversely affected.

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Federal and Commercial business segments.

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

We operate in a highly regulated industry requiring our customers and us to have and comply with federal, state, and local government permits and approvals.  Failure to obtain or comply with these permits and approvals could subject us to penalties and other sanctions and affect our ability to retain or be awarded work.

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

In addition to regulatory requirements, environmental laws impose joint and several liabilities for the cleanup of contamination upon the current and former owners and operators of contaminated property and on any party who arranges for the disposal or treatment of hazardous substances at a facility that is or becomes contaminated.  Such liability is imposed without regard to fault and regardless of knowledge or compliance with environmental requirements.  If we face such liability in the future, our financial position could be adversely affected.

In addition, if new environmental legislation or regulations are enacted or existing legislation or regulations are amended or are interpreted or enforced differently, we or our customers may be required to obtain additional operating permits or approvals.  Changes in environmental requirements also may require us to change or improve our waste management technologies and services and incur additional expenses or risk of loss of the consulting contract work.

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

Adequate bonding is necessary for us to successfully win new work awards on some types of contracts.  Failure to obtain an appropriate bond could prevent us from obtaining new work awards and limit our future revenues.

In line with industry practice, we are often required to provide performance and surety bonds to customers under fixed-price contracts.  These bonds indemnify the customer should we fail to perform our obligations under the contract.  If a bond is required for a particular project and we are unable to obtain an appropriate bond, we cannot pursue that project.  We have a bonding facility but, as is typically the case, the issuance of bonds under that facility is at the surety’s sole discretion.  Moreover, due to events that affect the insurance and bonding markets generally, bonding may be more difficult to obtain in the future or may only be available at significant additional cost.  There can be no assurance that bonds will continue to be available to us on reasonable terms.  Our inability to obtain adequate bonding and, as a result, to bid on new work could have a material adverse effect on our future revenues and business prospects.

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

Other Risks

Our stockholder rights plan and provisions of Delaware law could inhibit a change in control possibly depriving you of an opportunity to sell your shares of common stock at prices higher than prevailing market prices.

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

We are also subject to Section 203 of the Delaware General Corporation Law, which generally limits the ability of major stockholders to engage in specified transactions with us that may be intended to effect a change in control.  These restrictions could deter unfriendly offers or other efforts to obtain control of the Company that are not approved by the board and thereby possibly deprive you of opportunities to sell your shares of common stock at prices higher than prevailing market prices.

The Carlyle Group beneficially owns a significant number of our outstanding shares and has the ability to resell these shares.  If the Carlyle Group were to seek to resell these shares, this may depress our stock price by increasing the supply of our shares offered for sale in the market at a time when demand may be limited or we may be seeking to offer shares to raise additional capital.

The Carlyle Group beneficially owns approximately 22.8% of our outstanding Common Stock as of December 31, 2003.  When the Cumulative Convertible Redeemable Preferred Stock that is owned by The Carlyle Group is included, they have an aggregate of 23.2% of the outstanding voting securities as of December 31, 2003.  The Carlyle Group has the right to require us to register for resale of all of the shares beneficially owned by them.  We will not receive any proceeds from the sale of these shares.  To the extent that The Carlyle Group sells these shares at times when we are looking to raise additional capital, our ability to raise these additional funds may be adversely impacted.

If our officers, directors and largest stockholders choose to act together, they may be able to significantly affect our management.

Our directors, executive officers and principal stockholders collectively own approximately 27.7% of our common stock and a majority of our Cumulative Redeemable Convertible Preferred Stock, based on the beneficial ownership as of May 3, 2004.  Accordingly, they collectively will have the ability to significantly affect the election of all our directors and the outcome of most corporate actions requiring stockholder approval.  They may exercise their voting right in a manner that advances their best interests and not those of other stockholders.  Additionally, we have agreed to use our best efforts, consistent with all applicable laws, to cause one individual designated by The Carlyle Group to be nominated to our board provided the nominee is reasonably acceptable to our Nominating and Corporate Governance Committee.

The value of our common stock could continue to be volatile preventing you from selling at a price you find acceptable and possibly resulting in a loss of your capital.

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

Because we may experience a high level of volatility in our common stock, you should not invest in our common stock unless you are prepared to bear a significant loss of your capital.  At any given time, you may not be able to sell your shares at a price that you think is acceptable.

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

We provide services to commercial and government customers in the United States that ensures safe and secure radioactive materials disposition and nuclear facility operations.  We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services.  Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal.  Our operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  Our revenues are derived almost equally from government and commercial customers.

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

Results of Operations

Year to Date 2003 Compared to Year to Date 2002.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2003 and 2002.

			Increase (decrease)
(in thousands)	2003	2002	Dollar	Percent

Revenues	$285,901	$291,536	$(5,635)	(1.9)%
Cost of revenues	217,493	229,134	(11,641)	(5.1)%
Gross profit	68,408	62,402	6,006	9.6%
Percent of revenues	23.9%	21.4%
Selling, general and administrative expenses	33,462	33,583	(121)	(0.4)%
Percent of revenues	11.7%	11.5%

Income from operations	34,946	28,819	6,127	21.3%
Percent of revenues	12.2%	9.9%

Interest expense	(4,357)	(5,518)	1,161
Write-off of deferred bank financing costs (1)	(2,546)	—	(2,546)
Other income, net	76	285	(209)
Income taxes	11,671	9,673	1,998
Equity in income (loss) of joint ventures	202	(148)	350

Net income before cumulative effect of a change in accouting principle	16,650	13,765	2,885

Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	(2,414)

Net income	14,236	13,765	471

Preferred stock repurchase premium, dividends, and charges for accretion	(36,154)	(1,279)	(34,875)
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(34,404)

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

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2003 and 2002:

			Increase (decrease)
(in thousands)	2003	2002	Dollar	Percent

Federal Services:
Revenues	$125,839	$135,310	$(9,471)	(7.0)%
Gross profit	25,991	25,761	230	0.9%
Percent of revenues	20.7%	19.0%
Income from operations	11,847	11,510	337	2.9%
Percent of revenues	9.4%	8.5%

Commercial Services:
Revenues	$73,316	$65,944	$7,372	11.2%
Gross profit	24,495	16,502	7,993	48.4%
Percent of revenues	33.4%	25.0%
Income from operations	14,752	9,287	5,465	58.8%
Percent of revenues	20.1%	14.1%

Commercial Processing and Disposal:
Revenues	$86,746	$90,282	$(3,536)	(3.9)%
Gross profit	17,922	20,139	(2,217)	(11.0)%
Percent of revenues	20.7%	22.3%
Income from operations	8,347	8,022	325	4.1%
Percent of revenues	9.6%	8.9%

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

•                  Partially offsetting these decreases was an increase in revenues relating to:

•                  An increase in revenues of $6.5 million relating to revised estimates of an incentive fee accrued on a Federal government subcontract.  This incentive fee is calculated based upon the projected completion target date.  Additional amounts may be earned under the incentive fee if the project completion date is earlier than the target date.  Conversely, if the target date were delayed, lower amounts would be earned under the incentive fee.  During the third quarter of 2003, we revised our accrual estimate based upon correspondence with the project’s prime contractor and their discussion and correspondence with the customer.

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

Commercial Services:

Revenues increased $7.4 million primarily due to the following:

•                  An increase in revenues of $3.9 million relating to site D&D projects, which include the award of new work.

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

Gross profit increased $8.0 million primarily due to the following:

•                  An increase in gross profit of $5.0 million relating to site D&D projects, which include the award of new work.

•                  An increase in gross profit of $3.0 million relating to the successful completion of a transportation and logistics contract.

•                  An increase in gross profit of $1.6 million relating to the transportation services operations.

•                  Partially offsetting these increases was a decrease in gross profit of $0.9 million relating to a large component project in Memphis in 2002.

As a percent of revenues, gross profit increased primarily due to the successful completion of a transportation and logistics contract and higher margins realized on site D&D projects.

Commercial Processing and Disposal:

Revenues decreased $3.5 million primarily due to the following variances:

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

•                  Partially offsetting these decreases was increases in revenues relating to:

•                  An increase in revenues of $1.1 million from the fixed based processing facility in Tennessee due to an increase in activity relating to waste received from customers that does not require processing and can be directly sent for burial and higher processed volume, offset lower priced waste due to a change in the processed waste mix.

•                  An increase in revenues of $1.0 million from the Barnwell operation primarily relating to disposal work performed on a transportation and logistics contract at the Barnwell low-level radioactive waste disposal site and revenues on special decommissioning work performed at the disposal site.

Gross profit decreased $2.2 million primarily due to revenues recognized in 2002 by the Barnwell operation relating to the amortization expense of the Barnwell Operating Rights, which represented the revenue on the amortization expense since July 1, 2000, and due to the fixed based processing facility in Tennessee, which incurred higher personnel related expenses and expenses related to production.  Excluding the effects of revenues relating to Barnwell Operating Rights, gross profit as a percent of revenues increased slightly.

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

On December 16, 2003, we repurchased 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock par value $.01 per share from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million.  This resulted in a $35.2 million charge similar to a dividend, which is included in preferred stock repurchase premium, dividends, and charges for accretion in our consolidated statements of operations.

Year to Date 2002 Compared to Year to Date 2001.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2002 and 2001.

			Increase (decrease)
(in thousands)	2002	2001	Dollar	Percent

Revenues	$291,536	$279,173	$12,363	4.4%
Cost of revenues	229,134	237,454	(8,320)	(3.5)%

Gross profit	62,402	41,719	20,683	49.6%
Percent of revenues	21.4%	14.9%

Selling, general and administrative expenses	33,583	34,991	(1,408)	(4.0)%
Percent of revenues	11.5%	12.5%

Income from operations	28,819	6,728	22,091	328.3%
Percent of revenues	9.9%	2.4%

Interest expense	(5,518)	(10,606)	5,088
Other income, net	285	191	94
Income taxes (benefit)	9,673	(729)	10,402
Equity in loss of joint venture	(148)	(148)	—
Net income (loss)	13,765	(3,106)	16,871

Preferred stock dividends and charges for accretion	(1,279)	(1,495)	216
Net income (loss) attributable to common stockholders	$12,486	$(4,601)	$17,087

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

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2002 and 2001:

			Increase (decrease)
(in thousands)	2002	2001	Dollar	Percent

Federal Services:
Revenues	$135,310	$119,936	$15,374	12.8%
Gross profit	25,761	25,597	164	0.6%
Percent of revenues	19.0%	21.3%
Income from operations	11,510	15,509	(3,999)	(25.8)%
Percent of revenues	8.5%	12.9%

Commercial Services:
Revenues	$65,944	$76,957	$(11,013)	(14.3)%
Gross profit	16,502	14,751	1,751	11.9%
Percent of revenues	25.0%	19.2%
Income from operations	9,287	4,000	5,287	(132.2)%
Percent of revenues	14.1%	5.2%

Commercial Processing and Disposal:
Revenues	$90,282	$82,280	$8,002	9.7%
Gross profit (loss)	20,139	1,371	18,768	1,368.9%
Percent of revenues	22.3%	1.7%
Income (loss) from operations	8,022	(12,781)	20,803	(162.8)%
Percent of revenues	8.9%	(15.5)%

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

Commercial Services

Revenues decreased by $11.0 million primarily due to the sale in April 2001 of the technical support services business and by $3.4 million in the radiological engineering services business due to the completion of a large contract in 2001 relating to non-utility clean up and emergency response. Partially offsetting these decreases was an increase in revenues of $3.3 million from the site D&D business due to an increase in the volume of work on an existing contract.

Gross profit increased by $1.8 million primarily due to a decrease in labor expense as a result of a reduction in work force and losses recognized in 2001 on two significant contracts relating to the Memphis operation and an increase in gross profit from the site D&D business.  Partially offsetting the increase in gross profit was a decrease in revenues from the radiological engineering services business, from the technical support services business that was sold in April 2001, and the completion of a large contract in 2001 relating to non-utility clean up and emergency response.

Commercial Processing and Disposal

Revenues increased $8.0 million in primarily due to:

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

•                  Revenues of $0.7 million relating to the commercial processing operations in Tennessee, primarily due to a change in the processed waste mix and lower processing volume.

•                  Partially offsetting these increases was a decrease in revenues of $1.4 million from the Barnwell low-level radioactive waste disposal facility and the Duratek Consolidation & Services Facility due to lower volumes of waste received in 2002.

Gross profit increased by $18.8 million primarily due to operational problems in 2001 at the commercial processing operation in Tennessee.  The 2001 results included a $1.0 million provision for loss on a large component project and a $3.6 million accrual for costs associated with various high radiation customer waste.  In addition, the following contributed towards the gross profit increase: lower labor expense as a result of a reduction in the work force, a decrease in transportation expense due to the increased use of rail transportation, lower material expense, a more favorable mix of waste than previously estimated on a significant high radiation project completed in 2002, and lower burial expense relating to the commercial processing operations.  Revenues recognized by the Barnwell low-level radioactive waste disposal facility on the amortization of Barnwell operating rights also contributed to the increase.  As a result of these items, gross profit as a percent of revenues increased significantly.

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

During 2003, we used $5.2 million in cash for investing activities consisting primarily of $4.8 million for the purchase of property, plant and equipment.  By comparison, during 2002, we used $2.8 million in cash flows for investing activities consisting primarily of $2.6 million for the purchase of property, plant and equipment.  The increase in the investment in property, plant and equipment is primarily attributable to the investment required to support the growth of the Commercial Services segment and is expected to be at or slightly above the 2003 level.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue in 2004.

During 2003, we used $2.6 million in cash for financing activities, principally related to the repurchase transaction of our Cumulative Convertible Redeemable Preferred Stock.  On December 16, 2003, we repurchased 151,467 shares of our Cumulative Convertible Redeemable Preferred Stock from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million.  The purchase was based on a price of $9.74 per share of our common stock.  Each share of Cumulative Convertible Redeemable Preferred Stock is convertible into 33.333 shares of our common stock.  As of December 31, 2003, there were 3,003 shares of Cumulative Convertible Redeemable Preferred Stock outstanding that are held by The Carlyle Group.  In connection with the repurchase transaction, we entered into a stockholders agreement with The Carlyle Group.  Under the stockholders agreement, The Carlyle Group has agreed to waive its right to convert these 3,003 shares of Cumulative Convertible Redeemable Preferred Stock into common stock.  The stockholders agreement provides that we are obligated to purchase these 3,003 shares of Cumulative Convertible Redeemable Preferred Stock on or before September 29, 2005 at a minimum purchase price of $324.67 per share.  As a result of the waiver of the conversion right, this obligation is included in long-term debt where it is titled “Cumulative Convertible Redeemable Preferred Stock”.  Prior to this repurchase transaction, there were 157,525 shares of Cumulative Convertible Redeemable Preferred Stock outstanding.  As of December 31, 2003, in addition to the 3,003 shares held by The Carlyle Group, there were 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remain outstanding with other parties.  These shares are presented in our consolidated balance sheet as 8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value.  The repurchase transaction improves our near-term cash flow by reducing the dividends on the Cumulative Convertible Redeemable Preferred Stock and replacing them with lower cost debt capital.  Additionally, the repurchase transaction simplifies our capital structure, enhances our ability to attract additional capital, and eliminates the market uncertainty over the timing of a future conversion of the Cumulative Convertible Redeemable Preferred Stock and the sale of the underlying common stock by The Carlyle Group.

On December 16, 2003, in connection with the Cumulative Convertible Redeemable Preferred Stock repurchase transaction, we entered into a new bank credit facility.  As of December 31, 2003, the new bank facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115.0 million term loan.  Proceeds of the term note were used to repay $53.9 million of existing term debt under our prior credit facility and to repurchase 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses.  In addition, we also paid $0.6 million in dividends during the year for a total of $3.1 million in dividends for 2003.  In connection with the new bank credit facility, we paid $3.8 million in transaction financing costs and related expenses.  The costs were deferred and will be amortized to expense over the term of the new bank credit facility.

During 2002, we used $32.4 million in cash for financing activities, primarily to repay $12.5 million in borrowings under our revolving credit facility and $10.7 million for repayments of long-term debt under our bank credit facility. In addition, we also repaid $7.8 million in short-term project financed borrowings to Waste Management, Inc. (“WMI”).  Under the terms of the June 8, 2000 purchase agreement between Duratek and WMI, WMI provided short-term project financing at a fixed rate of 9% to Duratek for the design and construction phase of a project, which was completed in March 2002. In 2002, we repaid all of the borrowings, plus accrued interest, with cash generated from the project. During 2002, we also used $1.1 million in cash for transaction costs and related expenses incurred in connection with an amendment to the existing bank credit facility.

During 2001, we used $10.9 million in cash for financing activities, primarily to repay $6.0 million in borrowings under our revolving credit facility and $10.4 million for repayments of long-term debt under our bank credit facility.  We borrowed $7.8 million in short-term project financing from WMI, which was repaid in 2002. During 2001, we also used $1.2 million in cash for transaction costs and related expenses incurred in connection with an amendment to the existing bank credit facility.

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

The following table summarizes our contractual cash obligations as of December 31, 2003 (in 000’s):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt (A)	$1,150	$4,425	$2,300	$108,100	$115,975
Capital leases (B)	257	328	2	—	587
Operating leases (B)	3,102	3,421	507	—	7,030
Convertible preferred stock dividends (C)	48	36	—	—	84
Purchase obligations (D)	—	—	—	—	—

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

Item 8. Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002.

/s/ KPMG LLP

Baltimore, Maryland
February 24, 2004, except as to
Note 19, which is as of June 17, 2004.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

(in thousands of dollars, except per share amounts)

	2003	2002
Assets
Current assets:
Cash	$35,174	$2,323
Accounts receivable, less allowance for doubtful accounts of $842 in 2003 and $2,694 in 2002	38,378	48,420
Cost and estimated earnings in excess of billings on uncompleted contracts	15,464	12,828
Prepaid expenses and other current assets	5,778	9,055
Deferred income taxes	1,112	2,168

Total current assets	95,906	74,794

Retainage	7,555	4,969
Property, plant and equipment, net	69,416	69,287
Goodwill	70,797	70,797
Other intangible assets	4,718	5,675
Decontamination and decommissioning trust fund	20,767	19,693
Other assets	13,985	8,917

Total assets	$283,144	$254,132

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,150	$10,400
Accounts payable	12,851	13,911
Accrued expenses and other current liabilities	39,592	41,147
Unearned revenues	21,410	16,476
Waste processing and disposal liabilities	8,001	9,936

Total current liabilities	83,004	91,870

Long-term debt, less current portion	114,825	50,749
Facility and equipment decontamination and decommissioning liabilities	40,855	28,778
Other noncurrent liabilities	1,860	4,472
Deferred income taxes	4,434	2,649

Total liabilities	244,978	178,518

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 3,002 shares issued and outstanding at December 31, 2003 and 157,525 shares issued and outstanding at December 31, 2002 (see note 11)	300	15,752
Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,229,100 shares in 2003 and 15,142,419 shares in 2002	152	151
Capital in excess of par value	78,375	77,715
Accumulated deficit	(30,026)	(8,108)
Treasury stock at cost, 1,738,720 shares in 2003, 1,612,376 shares in 2002	(10,635)	(9,577)
Deferred compensation	—	(319)

Total stockholders’ equity	37,866	59,862

Commitments and contingencies (notes 2 and 20)

Total liabilities and stockholders’ equity	$283,144	$254,132

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

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	Common stock		Capital in excess of	Accumulated	Treasury	Deferred stock compen-	Total stock- holders’
	Shares	Amount	par value	deficit	stock	sation	equity

Balance, December 31, 2000	14,992,705	$150	$77,134	$(15,993)	$(9,251)	$(955)	$51,085

Net loss	—	—	—	(3,106)	—	—	(3,106)

Amortization of deferred stock compensation	—	—	—	—	—	318	318

Exercise of stock options	12,500	—	70	—	—	—	70

Other issuances of common stock	65,674	—	321	—	—	—	321

Adjustments related to stock option exercises	—	—	(285)	—	—	—	(285)

Treasury stock purchases	—	—	—	—	(24)	—	(24)

Preferred stock dividend and charges for accretion	—	—	—	(1,495)	—	—	(1,495)
Balance, December 31, 2001	15,070,879	150	77,240	(20,594)	(9,275)	(637)	46,884

Net income	—	—	—	13,765	—	—	13,765

Amortization of deferred stock compensation	—	—	—	—	—	318	318

Exercise of stock options	57,411	1	329	—	—	—	330

Other issuances of common stock	14,129	—	83	—	—	—	83

Income tax benefit from exercise of non-qualified stock options	—	—	63	—	—	—	63

Treasury stock purchases	—	—	—	—	(302)	—	(302)

Preferred stock dividend and charges for accretion	—	—	—	(1,279)	—	—	(1,279)
Balance, December 31, 2002	15,142,419	151	77,715	(8,108)	(9,577)	(319)	59,862

Net income	—	—	—	14,236	—	—	14,236

Amortization of deferred stock compensation	—	—	—	—	—	319	319

Exercise of stock options	78,662	1	419	—	—	—	420

Other issuances of common stock	8,019	—	45	—	—	—	45

Income tax benefit from exercise of non-qualified stock options	—	—	196	—	—	—	196

Treasury stock transactions	—	—	—	—	(1,058)	—	(1,058)

Preferred stock repurchase premium, dividend and charges for accretion	—	—	—	(36,154)	—	—	(36,154)
Balance, December 31, 2003	15,229,100	$152	$78,375	$(30,026)	$(10,635)	$—	$37,866

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years ended December 31, 2003, 2002 and 2001

(in thousands of dollars)

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$14,236	$13,765	$(3,106)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,279	11,850	14,428
Deferred income taxes	4,445	5,038	36
Cumulative effect of a change in accounting principle, net of taxes	2,414	—	—
Stock compensation expense	319	318	318
Income tax benefit from exercise of non-qualified stock options	196	63	—
Allowance for doubtful accounts	46	458	981
Equity in (income) loss of joint ventures, net of distributions	(46)	148	148
Gain on settlement, net of settlement expenses	—	—	(4,182)
Changes in operating assets and liabilities:
Accounts receivables	10,151	(844)	1,059
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,830)	12,711	(1,103)
Prepaid expenses and other current assets	871	364	9,514
Accounts payable, and accrued expenses and other current liabilities	(2,188)	(3,258)	(2,757)
Unearned revenues	4,934	2,984	(2,254)
Waste processing and disposal liabilities	(1,935)	(4,226)	2,267
Facility and equipment decontamination and decommissioning liabilities	959	943	176
Retainage	(1,582)	(2,932)	(2,496)
Other	(598)	(261)	296

Net cash provided by operating activities	40,671	37,121	13,325

Cash flows from investing activities:
Additions to property, plant and equipment	(4,839)	(2,649)	(4,211)
Advances to employees, net	71	(85)	79
Other	(449)	(79)	1,711

Net cash used in investing activities	(5,217)	(2,813)	(2,421)

Cash flows from financing activities:
Net repayments of borrowings under revolving credit facility	$—	$(12,500)	$(6,000)
Net proceeds from (repayments of) short-term borrowings	—	(7,763)	7,763
Proceeds from long-term debt	115,000	—	—
Repayments of long-term debt	(61,149)	(10,651)	(10,400)
Preferred stock repurchase	(49,176)	—	—
Deferred financing costs	(4,209)	(1,098)	(1,246)
Preferred stock dividends paid	(3,101)	—	(267)
Treasury stock purchases	—	(302)	(24)
Repayments of capital lease obligations	(388)	(442)	(790)
Proceeds from issuance of common stock	420	330	70

Net cash used in financing activities	(2,603)	(32,426)	(10,894)

Net increase in cash	32,851	1,882	10

Cash, beginning of year	2,323	441	431

Cash, end of year	$35,174	$2,323	$441

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

(i)            Revenue Recognition

Contract Revenue and Cost Recognition

The Federal Services and Commercial Services segments have long-term contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies.  We recognize revenues when a contract is executed, the contract price is fixed and determinable, funding has been received (in the case of federal government contracts), delivery of the service or products has occurred, and collectibility of the contract price is considered probable.  For contract claims and pending change orders, we recognize revenues when it is probable, which is when formal documentation is approved.  Our Federal government contracts are subject to periodic funding by the respective contracting agency.  Funding for a contract may be provided in full at inception of the contract or ratably throughout the term on the contract as the services are provided.  From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents.  We have an internal process for approving such work.  In such cases, all costs are expensed as incurred and no revenue is recognized during periods prior to funding being approved.

As of December 31, 2003, there are approximately $4,600 of outstanding claims, pending change orders, and requests for equitable adjustments in Federal Services and approximately $1,100 outstanding in Commercial Services.  As of December 31, 2003, no amount of these claims has been included in the contract value.

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

The estimates of revenues and expenses on client contracts change periodically in the normal course of business and due to progress of the project.  The changes in cost to perform the work related to a contract is included in our estimates of contract profitability.  Subcontractors have requested contract change orders totaling approximately $8.0 million related to scope changes requested by our customers where we have made identical claims to the customers.  Based on agreement with our customers and our understanding of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers.  These amounts have not been included in the results of our operations.

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

Commercial Waste Processing

The commercial waste processing operations have short-term and long-term contracts with commercial companies and governmental entities to provide waste processing services.  Our services are primarily provided under fixed-unit-price contracts and usually require us to ship the processed waste product for burial on behalf of the customer.  Our value added service is volume reduction of contaminated materials such as metal, wood, and paper to reduce the economic costs of burial.  We recognize revenues when a contract has been executed, the contract price is fixed and determinable, as waste is processed, and collectibility of the contract price is considered probable.  Revenue is recognized during the processing phase as units of waste are processed based on the unit prices quoted in the contracts (i.e. as the waste product is output from the process).  Revenues related to the out-bound transportation and burial are deferred until the waste is shipped from our facility.  Our fixed unit price contracts provide for additional customer billings if the characterization of the waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time waste is received and sorted.  As of December 31, 2003, we have deferred revenues of $2,583 relating to burial expense for waste that has been processed but has not been shipped from our facility.  As of December 31, 2003, we have unbilled receivables of $3,894 related to work performed that is billable upon completion of work and deferred revenues of $10,570 for cash collections in advance of our performance of service.  As of December 31, 2003, no pending claims or pending change orders are outstanding and no amount of pending claims or pending change orders has been included in our revenues.  Sometimes variances in weight and waste classification occur.  These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the contract.  When these variances are identified, revenue is adjusted to the correct weight or classification assuming the contract allows for such an adjustment.

Disposal

Revenues from the disposal operation, related to our operating rights agreement with the State of South Carolina, are recognized under the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”).  Under the Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs.  In addition, we are reimbursed for costs incurred by us for decommissioning activities at the site plus a 14% operating margin.  These costs are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation.  Our results from July 1, 2000 forward are based on the economic regulation imposed by the Act.

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

DURATEK, INC.

Notes to Consolidated Financial Statements

December 31, 2003, 2002, and 2001

(in thousands of dollars and shares, except earnings per share dollars)

	2003	2002	2001
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)

Add: Income impact of assumed conversions - preferred stock dividends and charges for accretion (1)	—	1,279	—
Net income attributable to common stockholders assuming conversion	(21,918)	13,765	(4,601)
Add: stock-based employee compensation expense included in reported net income, net of taxes	31	31	31

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	1,002	1,048	984
Pro forma income (loss) attributable to common stockholders assuming conversion	(22,889)	12,748	(5,554)

Add: cumulative effect of a change in accounting principle, net of taxes	2,414	—	—
Pro forma net income before cumulative effect of a change in accounting principle	$(20,475)	$12,748	$(5,554)

Pro forma income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$(1.51)	$0.85	$(0.41)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.69)	$0.85	$(0.41)
Diluted:
Before cumulative effect of a change in accounting principle	$(1.51)	$0.67	$(0.41)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.69)	$0.67	$(0.41)

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

	2003	2002	2001
Numerator:
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(4,601)
Add: Income impact of assumed conversions - preferred stock dividends and charges for accretion (1)	—	1,279	—
Net income (loss) attributable to common stockholders assuming conversion	(21,918)	13,765	(4,601)
Add: cumulative effect of a change in accounting principle, net of taxes	2,414	—	—
Net income (loss) before cumulative effect of a change in accounting principle	$(19,504)	$13,765	$(4,601)
Denominator:
Weighted-average shares outstanding	13,561	13,504	13,449
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	—	260	—
Restricted stock	—	95	—
Convertible redeemable preferred stock	—	5,251	—
	—	5,606	—
Diluted weighted average common shares outstanding	13,561	19,110	13,449
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.92	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.92	$(0.34)
Diluted:
Before cumulative effect of a change in accounting principle	$(1.44)	$0.72	$(0.34)
Cumulative effect of a change in accounting principle	(0.18)	—	—
	$(1.62)	$0.72	$(0.34)

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

On December 16, 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction (see note 11), we entered into a new bank credit facility.  As of December 31, 2003, the new bank credit facility consists of a $30,000 revolving line of credit, including a $15,000 sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115,000 term loan.  Proceeds of the term note were used to repay our then outstanding debt and to finance the repurchase of the Cumulative Convertible Redeemable Preferred Stock.  Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The term loan must be prepaid if there are excess cash flows, as defined.  The new bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions.  As of December 31, 2003, we were in compliance with all of these requirements.  The new bank credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries.  As of December 31, 2003, the $30,000 in total available borrowings under the revolving line of credit was reduced by $7,518 in outstanding letters of credit, for a net borrowing availability of $22,482 under the revolving line of credit.

Aggregate maturities of long-term debt as of December 31, 2003 are as follows:

2004	$1,150
2005	2,125
2006	1,150
2007	1,150
2008	1,150
2009	109,250

$115,975

We paid interest of $2,705 in 2003, $4,230 in 2002, and $8,139 in 2001.

(8)                     Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2003 and 2002 consisted of the following:

	2003	2002

Salaries and related expenses	$11,300	$11,036
Amount due to the State of South Carolina	12,634	13,175
Contract costs — subcontractors	6,255	10,607
Other accrued expenses	9,403	6,329

	$39,592	$41,147

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

(9)                     Waste Processing and Disposal Liabilities

Our waste processing technologies create waste by-products (“secondary waste”), which generally require further transportation and disposal.  We accrue the estimated costs of burial and transportation based on characterization of the waste and current disposal sites.  The ultimate cost of disposal will depend on the actual contamination of the waste, volume reduction, activity, and disposal density.  We had an accrual for the expected cost of secondary waste of $2,760 as of December 31, 2003, and $4,491 as of December 31, 2002.

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

We recognized D&D expense of $969 in 2003, $877 in 2002, and $990 in 2001.  Had we adopted SFAS No. 143 on January 1, 2001, our income (loss) and income (loss) per diluted share would have been $12,968 and $0.68 for 2002, and ($4,532) and ($0.45) for 2001.

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

In connection with the repurchase transaction, we entered into a stockholder agreement with The Carlyle Group.  Pursuant to the stockholders agreement, we agreed that we would use our best efforts to cause one individual designated by The Carlyle Group to be nominated to our Board of Directors so long as The Carlyle Group owns at least 15% of our outstanding voting securities.  The Carlyle Group agreed to waive its right to elect a majority of the directors to our Board of Directors by virtue of the terms of the Cumulative Convertible Redeemable Preferred Stock and to vote its shares to entirely eliminate that right at our next meeting of stockholders.  In addition, under the stockholders agreement, The Carlyle Group has agreed to waive its right to convert these 3 shares of Cumulative Convertible Redeemable Preferred Stock into common stock.  The stockholders agreement also provides that we are obligated to purchase the outstanding 3 shares of Cumulative Convertible Redeemable Preferred Stock from The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share.  As a result of the waiver of the conversion right, this obligation is included in long-term debt on the consolidated balance sheet as of December 31, 2003.

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

(b)                      Restricted Stock Units

Upon approval of the Plan by the stockholders in May 2000, two of our senior executives were granted 158 restricted stock units.  The units vested over a four-year period.  Upon vesting, the executive had the right to receive common stock in exchange for such units.  We have accounted for this plan as a compensatory fixed plan under APB Opinion No. 25, which resulted in a compensation charge of approximately $1,323 of which $264 were recognized during each of the years ended December 31, 2003, 2002, and 2001.  As of December 31, 2003, these shares are fully vested.  During January 2004, these restricted stock units were exchanged for our common stock and transferred to the Duratek Deferred Compensation Plan (see note 17).

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

At December 31, 2003, we had state net operating loss carryforwards that expire at various dates up to 2022.  The decrease from December 31, 2002 represents the estimated utilization of state net operating losses to reduce state income taxes in 2003.

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

(19)              Segment Reporting and Business Concentrations

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2003, we realigned our reporting segments to include the results of our Memphis operations in the Commercial Services segment from the Commercial Processing and Disposal segment.  During the first quarter of 2004, we realigned certain projects in the Commercial Services segment to the Commercial Processing and Disposal segment.  As required by SFAS No. 131, paragraph 32, Disclosures About Segments of an Enterprise and Related Information, these changes have been reflected for all periods presented.  We evaluate the segments’ operating income results to measure performance.  The following is a brief description of each of the segments:

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

•                              specialty waste processing for nuclear power plants; and

•                              operate a disposal facility for the State of South Carolina.

	As of and for the Year Ended December 31, 2003
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$125,839	$73,316	$86,746	$—	$285,901

Income from operations	11,847	14,752	8,347	—	34,946

Interest expense	—	—	—	(6,903)	(6,903)

Other income, net	—	—	—	76	76

Income taxes	—	—	—	11,671	11,671

Equity in income (loss) of joint ventures	250	—	—	(48)	202

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Net income (loss)	12,097	14,752	8,347	(20,960)	14,236

Depreciation and amortization expense	1,093	2,400	6,754	5,032	15,279

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	1,352	24,249	47,300	1,233	74,134

Capital expenditures for additions property, plant and equipment	180	2,565	1,823	271	4,839

Total assets	70,678	68,446	99,883	45,195	284,202

	As of and for the Year Ended December 31, 2002
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$135,310	$65,943	$90,283	$—	$291,536

Income from operations	11,510	9,287	8,022	—	28,819

Interest expense	—	—	—	(5,518)	(5,518)

Other income, net	—	—	—	285	285

Income taxes	—	—	—	9,673	9,673

Equity in loss of joint venture	—	—	—	(148)	(148)

Net income (loss)	11,510	9,287	8,022	(15,054)	13,765

Depreciation and amortization expense	646	1,772	6,425	3,007	11,850

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	2,262	39,648	30,373	2,679	74,962

Capital expenditures for additions property, plant and equipment	419	757	633	840	2,649

Total assets	69,311	89,542	81,484	13,795	254,132

	As of and for the Year Ended December 31, 2001
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$119,936	$76,957	$82,280	$—	$279,173

Income from operations	15,509	4,000	(12,781)	—	6,728

Interest expense	—	—	—	(10,606)	(10,606)

Other income, net	—	—	—	191	191

Income tax benefit	—	—	—	(729)	(729)

Equity in loss of joint venture	—	—	—	(148)	(148)

Net income (loss)	15,509	4,000	(12,781)	(9,834)	(3,106)

Depreciation and amortization expense	2,097	3,419	6,347	2,565	14,428

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	6,158	37,315	37,937	2,409	83,819

Capital expenditures for additions property, plant and equipment	264	1,308	1,728	911	4,211

Total assets	78,197	72,186	105,000	17,266	272,649

(1)                                  Intercompany revenues have been eliminated.

(2)                                  Other long-lived assets include property, plant and equipment and other intangible assets.

(d)                      Business Concentrations

Our revenues are derived primarily from subcontracts and utility companies through a combination of DOE contractors and subcontractors.  Revenues from DOE contractors and subcontractors represented approximately 45% of consolidated revenues in 2003, 50% in 2002, and 44% in 2001.  The Federal Services work that we performed for customers that represent greater than 10% of our revenues were with: Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, and Bechtel National, Inc. on the Hanford RPP-WTP project, Fluor Hanford, Inc., and Fluor Fernald, Inc.  No commercial customer represented more than 10% of consolidated revenues for the years ended December 31, 2003, 2002, and 2001.

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

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business.  Our management, on the advice of counsel, does not believe that it is reasonably possible that the ultimate resolution of such litigation, administrative proceedings, or other matters, including these described above, either individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows, or financial condition.

(21)              Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total

Revenues	$63,830	$76,790	$72,517	$72,764	$285,901
Gross profit	13,269	19,255	18,940	16,944	68,408
Income from Operations	5,236	12,015	10,168	7,527	34,946
Net income before cumulative effect of a change in accounting principle	2,592	6,583	5,632	1,843	16,650
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	—	—	(2,414)
Net income	178	6,583	5,632	1,843	14,236
Net income available to common stockholders	(137)	6,268	5,317	(33,366)	(21,918)
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.17	$0.46	$0.39	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	(0.18)
	$(0.01)	$0.46	$0.39	$(2.46)	$(1.62)

Diluted:
Before cumulative effect of a change in accounting principle	$0.13	$0.34	$0.29	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.12)	—	—	—	(0.18)
	$0.01	$0.34	$0.29	$(2.46)	$(1.62)

	Year Ended December 31, 2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$69,424	$72,100	$72,837	$77,175	$291,536
Gross profit	13,184	15,673	15,835	17,710	62,402
Income from operations	5,864	8,242	7,677	7,036	28,819
Net income	2,460	4,131	3,903	3,271	13,765
Net income available to common stockholders	2,126	3,816	3,588	2,956	12,486
Income per common share:
Basic	$0.16	$0.28	$0.27	$0.22	$0.92
Diluted	0.13	0.22	0.20	0.17	0.72

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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

(a)(3)       See accompanying Index to Exhibits.

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

DURATEK, INC.

Dated: June 21, 2004	By:	/s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

June 21, 2004	By:	/s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer

Principal Financial Officer:

June 21, 2004	/s/ ROBERT F. SHAWVER
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

Principal Accounting Officer:

June 21, 2004	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Corporate Controller

The Board of Directors:

June 21, 2004	/s/ DANIEL A. D’ANIELLO
Daniel A. D’Aniello

June 21, 2004	/s/ ADMIRAL JAMES D. WATKINS
Admiral James D. Watkins

June 21, 2004	/s/ DR. FRANCIS J. HARVEY
Dr. Francis J. Harvey

June 21, 2004	/s/ GEORGE V. MCGOWAN
George V. McGowan

June 21, 2004	/s/ MICHAEL J. BAYER
Michael J. Bayer

June 21, 2004	/s/ ALAN J. FOHRER
Alan J. Fohrer

June 21, 2004	/s/ ROBERT E. PRINCE
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

4.6

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C.  Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.7

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.8

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Converible Redeemable Preferred Stock named in the Schedule I thereto.  Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

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

Exhibit No.

10.19

Credit Agreement, dated of December 16, 2003, among Duretek, Inc, various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger.  Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Security Agreement, dated as of December 16, 2003, among Duretek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent.  Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

21.1	Subsidiaries of the Registrant. Filed previously.

23.1	Consent of Independent Registered Public Accounting Firm. Filed herewith.

31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.

31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.

32.01	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.02	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.