Form 10-Q
period 2004-06-27
DURATEK INC
filed 2004-08-04
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 27, 2004

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒   No ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of July 30, 2004:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,114,749

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 1 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

Part I                 Financial Information

Item 1.             Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	June 27, 2004	December 31, 2003
	(unaudited)	*
Assets
Current assets:
Cash	$27,765	$35,174
Accounts receivable, less allowance for doubtful accounts of $843 in 2004 and $842 in 2003	49,160	38,378
Cost and estimated earnings in excess of billings on uncompleted contracts	19,824	15,464
Prepaid expenses and other current assets	6,684	7,760
Total current assets	103,433	96,776

Retainage	6,861	6,685
Property, plant and equipment, net	67,879	69,416
Goodwill	70,797	70,797
Other intangible assets	4,237	4,718
Decontamination and decommissioning trust fund	19,175	20,767
Other assets	15,191	13,985
Total assets	$287,573	$283,144

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,171	$1,150
Accounts payable	9,131	12,851
Accrued expenses and other current liabilities	47,090	39,592
Unearned revenues	26,277	21,410
Waste processing and disposal liabilities	8,305	8,001
Total current liabilities	91,974	83,004

Long-term debt, less current portion	99,804	114,825
Facility and equipment decontamination and decommissioning liabilities	39,694	40,855
Other noncurrent liabilities	6,866	6,294
Total liabilities	238,338	244,978

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, 158 shares issued and outstanding at June 27, 2004 and 3,002 shares issued and outstanding at December 31, 2003	16	300

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,869,561 shares in 2004 and 15,229,100 shares in 2003	158	152
Capital in excess of par value	81,316	78,375
Accumulated deficit	(21,355)	(30,026)
Treasury stock at cost, 1,770,306 shares in 2004, 1,738,720 shares in 2003	(10,900)	(10,635)
Total stockholders’ equity	49,219	37,866

Total liabilities and stockholders’ equity	$287,573	$283,144

* The Consolidated Balance Sheet as of December 31, 2003 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2003.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
	(unaudited)		(unaudited)
Revenues	$73,555	$76,790	$137,737	$140,620
Cost of revenues	55,848	57,535	104,098	108,096

Gross profit	17,707	19,255	33,639	32,524
Selling, general and administrative expenses	7,392	7,240	16,039	15,273

Income from operations	10,315	12,015	17,600	17,251
Interest expense	(1,514)	(1,117)	(3,562)	(2,191)
Other income (loss), net	368	85	132	(17)

Income before income taxes, equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	9,169	10,983	14,170	15,043
Income taxes	3,526	4,393	5,526	6,017

Income before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	5,643	6,590	8,644	9,026
Equity in income (loss) of joint ventures	(5)	(7)	79	149

Net income before cumulative effect of a change in accounting principle	5,638	6,583	8,723	9,175
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(2,414)
Net income	5,638	6,583	8,723	6,761

Preferred stock dividends	(40)	(315)	(52)	(630)
Net income attributable to common stockholders	$5,598	$6,268	$8,671	$6,131

Weighted average common stock outstanding:
Basic	13,961	13,552	13,845	13,542
Diluted	14,502	19,375	14,413	19,322

Income per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.40	$0.46	$0.63	$0.63
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.40	$0.46	$0.63	$0.45

Diluted:
Before cumulative effect of a change in accounting principle	$0.39	$0.34	$0.60	$0.47
Cumulative effect of a change in accounting principle	—	—	—	(0.12)
	$0.39	$0.34	$0.60	$0.35

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Six months ended
	June 27, 2004	June 29, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$8,723	$6,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,315	6,097
Cumulative effect of a change in accounting principle, net of taxes	—	2,414
Stock compensation expense	—	159
Equity in (income) loss of joint ventures, net of distributions	12	(88)
Changes in operating assets and liabilities:
Accounts receivable	(10,782)	(5,224)
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,231)	(4,061)
Prepaid expenses and other current assets	561	883
Accounts payable, and accrued expenses and other current liabilities	3,813	12,173
Unearned revenues	4,867	1,887
Waste processing and disposal liabilities	304	(413)
Facility and equipment decontamination and decommissioning liabilities	430	407
Retainage	907	(1,103)
Other	537	153

Net cash provided by operating activities	8,456	20,045

Cash flows from investing activities:
Additions to property, plant and equipment	(3,056)	(2,491)
Other	(140)	(179)

Net cash used in investing activities	(3,196)	(2,670)

Cash flows from financing activities:
Repayments of long-term debt	(15,000)	(2,600)
Proceeds from issuance of common stock	2,598	132
Repayments of capital lease obligations	(150)	(217)
Preferred stock dividends paid	(106)	(315)
Deferred financing costs	(11)	(413)

Net cash used in financing activities	(12,669)	(3,413)

Net increase (decrease) in cash	(7,409)	13,962

Cash, beginning of period	35,174	2,323

Cash, end of period	$27,765	$16,285

Supplemental disclosure of non-cash financing activities:

During the six months ended June 27, 2004, we converted 2,844 shares of the Cumulative Convertible

Redeemable Preferred Stock into 94,800 shares of common stock valued at $284.

During the six months ended June 27, 2004, we contributed restricted stock units, representing the outstanding units that vested in 2004, to the Duratek, Inc. Deferred Compensation Plan.  All restricted stock units were exchanged for our common stock, and increased treasury stock by $265.

During the six months ended June 27, 2004, we entered into $174 in capital lease agreements to finance the purchase of machinery and equipment.

See accompanying notes to consolidated financial statements.

DURATEK, INC.

Notes to Consolidated Financial Statements

(in thousands of dollars, except per share amounts)

1.                                      Principles of Consolidation and Basis of Presentation

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the Company (Duratek Inc. and our wholly owned subsidiaries).  Investments in joint ventures in which we do not have control or majority ownership are accounted for using the equity method.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

We recognize our tax provision based on an estimated annual effective tax rate for the year for federal and state income tax.

(b)         Fiscal Quarters

Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of June 27, 2004 and for the three and six months ended June 27, 2004 and June 29, 2003.

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

	Three months ended		Six months ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Net income attributable to common stockholders	$5,598	$6,268	$8,671	$6,131

Add: Income impact of assumed conversions – preferred stock dividends	40	315	52	630
Net income	5,638	6,583	8,723	6,761
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	8	—	16

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	253	260	506	520

Pro forma income attributable to common stockholders assuming conversion	5,385	6,331	8,217	6,257

Add: cumulative effect of a change in accounting principle, net of taxes	—	—	—	2,414

Pro forma net income before cumulative effect of a change in accounting principle	$5,385	$6,331	$8,217	$8,671

Pro forma income per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.38	$0.44	$0.59	$0.59
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.38	$0.44	$0.59	$0.41

Diluted:
Before cumulative effect of a change in accounting principle	$0.37	$0.33	$0.57	$0.45
Cumulative effect of a change in accounting principle	—	—	—	(0.12)
	$0.37	$0.33	$0.57	$0.33

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended June 27, 2004 and June 29, 2003:

	Six months ended

June 27, 2004

June 29, 2003

Risk free interest rate	4.66%	3.86%
Expected volatility	62%	65%
Expected life	10 years	10 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$9.89	$3.31

3.                                      Goodwill and Other Intangible Assets

Goodwill and other intangible assets acquired in a purchase business combination that are determined to have an indefinite useful life are not amortized, but instead tested for impairment at least annually.  We do not have any other intangible assets that are not subject to amortization.  Other intangible assets with estimable useful lives are amortized over their respective estimated useful lives and reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  Other intangible assets as of June 27, 2004 and December 31, 2003 consist of the following:

	As of June 27, 2004			As of December 31, 2003
	Amorti- zation period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Barnwell operating rights	8 yrs	$7,340	$(3,670)	$7,340	$(3,211)
Patents	20 yrs	1,553	(1,017)	1,545	(990)
Covenants-not-to-compete	17 yrs	102	(71)	102	(68)
Total		$8,995	$(4,758)	$8,987	$(4,269)

Aggregate amortization expense was $245 for the three months ended June 27, 2004, $245 for the three months ended June 29, 2003, $490 for the six months ended June 27, 2004, and $489 for the six months ended June 29, 2003.  Anticipated annual amortization expense for the five years beginning January 1, 2004 is as follows: $979 for fiscal years ended December 31, 2004 through December 31, 2007 and $521 for fiscal year ended December 31, 2008.

Goodwill represents the excess of costs over fair value of assets of businesses acquired.   During the first quarters of 2004 and 2003, we tested our goodwill for impairment and concluded that no impairment charge was required.  We did not make any acquisitions during 2004 or 2003, and the carrying amount of our goodwill has remained unchanged during 2004 and 2003.

4.                                      Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $25,889 as of June 27, 2004, of which $19,824 is expected to be collected in the next 12 months and is classified as a current asset.  As of June 27, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $6,065 is included in other assets in our consolidated balance sheets.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts was $19,658, of which $15,464 was expected to be collected in the next 12 months and was classified as a current asset.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $4,194 is included in other assets in our consolidated balance sheets.

5.                                      Retainage

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions.  As of June 27, 2004, we have retainage balances of $7,844, of which $983 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2003, we had retainage balances of $8,750, of which $2,065 was expected to be collected within the next 12 months and was included in prepaid expense and other current assets in the consolidated balance sheets.

6.                                      Decontamination and Decommissioning Liabilities

We are responsible for the cost to decontaminate and decommission (“D&D”) our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites.  These costs will generally be paid upon the closure of these facilities or the disposal of this equipment.  We are also obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”).  Under the terms of the Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund.  During the six months ended June 27, 2004, the Barnwell closure liability decreased due to the decommissioning activity at the Barnwell low-level radioactive waste disposal facility.

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Upon adoption, we recognized the following changes to our consolidated financial statements: increased property, plant and equipment by $5,926; increased D&D liabilities by $9,949; and a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,023 pre-tax).

Our D&D liabilities consist of the following as of June 27, 2004 and December 31, 2003:

	June 27, 2004	December 31, 2003
Facilities & equipment ARO	$20,519	$20,088
Barnwell closure	19,175	20,767
	$39,694	$40,855

We recognized accretion expense of $195 for the three months ended June 27, 2004, $198 for the three months ended June 29, 2003, $431 for the six months ended June 27, 2004, and $406 for the six months ended June 29, 2003.

The following is a reconciliation of our facilities & equipment ARO from January 1, 2004 to June 27, 2004:

Balance at January 1, 2004	$20,088
Accretion expense	431
Balance at June 27, 2004	$20,519

We update our closure and remediation cost estimates for D&D on an annual basis.  These estimates are based on current technology, regulations, and burial rates.  We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs.  Future changes in these factors could have a material impact on these estimates.

7.                                      Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our estimated reduction in the outstanding balance of the related long-term debt under the prior credit facility.  The new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount is $42,656 at June 27, 2004.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  Based on the fair value of the contract at June 27, 2004, we have a receivable of $228.

8.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options, restricted stock, and our convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and six months ended June 27, 2004 and June 29, 2003 consists of the following:

	Three months ended		Six months ended
(in thousands, except per share amounts)	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Numerator:
Net income attributable to common stockholders	$5,598	$6,268	$8,671	$6,131
Add: Income impact of assumed conversions – preferred stock dividends	40	315	52	630
Net income attributable to common stockholders assuming conversion	5,638	6,583	8,723	6,761
Add: cumulative effect of a change in accounting principle, net of taxes	—	—	—	2,414
Net income before cumulative effect of a change in accounting principle	$5,638	$6,583	$8,723	$9,175
Denominator:
Weighted average shares outstanding	13,961	13,552	13,845	13,542
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	541	428	568	390
Restricted stock	—	144	—	139
Convertible redeemable preferred stock	—	5,251	—	5,251
	541	5,823	568	5,780

Diluted weighted average common shares outstanding	14,502	19,375	14,413	19,322
Income per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.40	$0.46	$0.63	$0.63
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.40	$0.46	$0.63	$0.45
Diluted:
Before cumulative effect of a change in accounting principle	$0.39	$0.34	$0.60	$0.47
Cumulative effect of a change in accounting principle	—	—	—	(0.12)
	$0.39	$0.34	$0.60	$0.35

The effect on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income per share because the effect would have been anti-dilutive was 5,267 shares as of June 27, 2004 and 211,351 shares as of June 29, 2003.

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

(b)         Commercial Services (“CS”)

Our CS segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories, including:

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

•                  specialty waste processing for nuclear power plants; and

•                  operate a disposal facility for the State of South Carolina.

	For the Three Months Ended June 27, 2004
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$29,320	$22,501	$21,734	$—	$73,555

Income from operations	4,166	4,619	1,530	—	10,315

Interest expense	—	—	—	(1,514)	(1,514)

Other income, net	—	—	—	368	368

Income taxes	—	—	—	3,526	3,526

Equity in loss of joint ventures	15	—	—	(20)	(5)

Net income	4,181	4,619	1,530	(4,692)	5,638

Depreciation and amortization expense	105	560	1,639	304	2,608

Capital expenditures for additions to property, plant and equipment	66	279	722	270	1,337

	For the Three Months Ended June 29, 2003
	FS	CS	Unallocated CPD	Items	Consolidated

Revenues from external customers (1)	$32,845	$19,546	$24,399	$—	$76,790

Income from operations	2,282	5,157	4,576	—	12,015

Interest expense	—	—	—	(1,117)	(1,117)

Other income, net	—	—	—	85	85

Income taxes	—	—	—	4,393	4,393

Equity in loss of joint ventures	(7)	—	—	—	(7)

Net income	2,275	5,157	4,576	(5,425)	6,583

Depreciation and amortization expense	144	608	1,650	676	3,078

Capital expenditures for additions to property, plant and equipment	37	912	308	61	1,318

	As of and for the Six Months Ended June 27, 2004
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$56,898	$36,623	$44,216	$—	$137,737

Income from operations	7,395	6,704	3,501	—	17,600

Interest expense	—	—	—	(3,562)	(3,562)

Other income, net	—	—	—	132	132

Income taxes	—	—	—	5,526	5,526

Equity in income of joint ventures	119	—	—	(40)	79

Net income	7,514	6,704	3,501	(8,996)	8,723

Depreciation and amortization expense	213	1,114	3,354	634	5,315

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	1,324	23,070	45,824	1,898	72,116

Capital expenditures for additions to property, plant and equipment	96	646	1,213	1,101	3,056

Total assets	73,228	77,017	99,438	37,890	287,573

	As of and for the Six Months Ended June 29, 2003
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$62,103	$34,488	$44,029	$—	$140,620

Income from operations	5,203	6,686	5,362	—	17,251

Interest expense	—	—	—	(2,191)	(2,191)

Other loss, net	—	—	—	(17)	(17)

Income taxes	—	—	—	6,017	6,017

Equity in income of joint ventures	149	—	—	—	149

Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)

Net income	5,352	6,686	5,362	(10,639)	6,761

Depreciation and amortization expense	298	1,204	3,317	1,278	6,097

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	1,390	24,009	49,886	2,316	77,601

Capital expenditures for additions to property, plant and equipment	71	1,400	866	154	2,491

Total assets	70,007	72,636	108,421	27,845	278,909

(1)     Intercompany revenues have been eliminated.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)     Other long-lived assets include property, plant and equipment and other intangible assets.

10.                               Commitments and Contingencies

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of June 27, 2004, we had outstanding assurance instruments of $22,093, including $6,038 in letters of credit and $16,055 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15,000 as a sub limit to the $30,000 revolving line of credit. In addition, the bank credit agreement limits the total amount of outstanding supplemental letters of credit, as defined in the credit agreement, and surety bonds to $35,000.  Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2003.  Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three and six months ended June 27, 2004 and June 29, 2003. The following discussion contains forward-looking statements that are not limited to historical facts, but reflect our current beliefs, expectations, or risks and uncertainties that could cause actual results to be materially different from those in the forward-looking statements.  Such forward-looking statements are subject to a number of risks and uncertainties.  We discuss these risks and uncertainties in this report and in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003 under the caption titled “Risk Factors”.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

Overview

We operate in a complex environment due to the nature of our customers and our projects.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables.  Depending on the contract, this poses challenges to our executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status.  Thus, our executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial impact of many of our contracts.  Due to the complexity in the revenue recognition for our projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing and measurement of revenues and related costs.

We continue to aggressively manage our projects to minimize risk and the financial impact on us.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

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

•                  materials disposition for the Department of Defense;

•                  specialty waste processing for nuclear power plants; and

•                  operate a disposal facility operation for the State of South Carolina.

We measure financial performance for each operating segment based on income from operations, which consists of revenues less direct expenses and selling, general and administrative (“SG&A”) expenses.  SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expense.  Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred.  In the Results of Operations section of this document, there is a comparative period to period analysis of SG&A expenses incurred by each segment and the impact of corporate SG&A expense that has been allocated to each segment, and an analysis of corporate SG&A expense.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.  We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003.

Results of Operations

Three Months Ended June 27, 2004 (“Second Quarter of 2004”) as Compared to Three Months Ended June 29, 2003 (“Second Quarter of 2003”).

The table below sets forth certain consolidated statement of operations information for the three months ended June 27, 2004 and June 29, 2003.

	Three months ended		Increase (decrease)
(in thousands of dollars)	June 27, 2004	June 29, 2003	Dollar	Percent
	(unaudited)
Revenues	$73,555	$76,790	$(3,235)	(4.2)%
Cost of revenues	55,848	57,535	(1,687)	(2.9)%
Gross profit	17,707	19,255	(1,548)	(8.0)%
Percent of revenues	24.1%	25.1%
Selling, general and administrative expenses	7,392	7,240	152	2.1%
Percent of revenues	10.0%	9.4%
Income from operations	10,315	12,015	(1,700)	(14.1)%
Percent of revenues	14.0%	15.6%
Interest expense	(1,514)	(1,117)	(397)
Other income (loss), net	368	85	283
Income taxes	3,526	4,393	(867)
Equity in loss of joint ventures	(5)	(7)	2

Net income	5,638	6,583	(945)
Preferred stock dividends	(40)	(315)	275
Net income attributable to common stockholders	$5,598	$6,268	$(670)

Revenues decreased primarily due to the completion of a large transportation logistics contract in the Second Quarter of 2003, decreases in revenues relating to the Hanford RPP-WTP projects, a decrease in revenues from the fixed-based processing facility in Tennessee, and a decrease in the level of effort on the Fernald Closure Project.  Partially offsetting these decreases were increases in revenues relating to a transportation logistics project, the award of new work in the Federal Services segment, an increase in revenues relating to a site decontamination and decommissioning (“D&D”) project of a commercial nuclear power reactor, and an increase in revenues relating to our transportation services operation.

Gross profit decreased primarily due to a decrease in revenues and higher operating expenses relating to the fixed-based processing facility in Tennessee, the completion of a large transportation logistics contract in the Second Quarter of 2003, decreases in gross profit as the result of lower revenues relating to the Hanford RPP-WTP projects, and a settlement in the Second Quarter of 2003 relating to a previously unallowable expense with the Federal government.  Partially offsetting these decreases were increases relating to high operating expenses incurred on the Environmental Management Waste Management Facility (“EMWMF”) project in 2003, an increase relating to higher margin work scope on existing contracts, an increase in gross profit from a site D&D project of a commercial nuclear power reactor, and higher margin time and material work.  Gross profit as a percent of revenues decreased slightly due to higher operating expenses incurred by the fixed-based processing facility in Tennessee, offset by higher costs incurred on the EMWMF project in 2003, and the completion of a large transportation logistics contract in the Second Quarter of 2003.

The following table summarizes revenues, gross profit, and income from operations by business segment for the three months ended June 27, 2004 and June 29, 2003:

	Three months ended		Increase (decrease)
(in thousands of dollars)	June 27, 2004	June 29, 2003	Dollar	Percent
	(unaudited)
Federal Services:
Revenues	$29,320	$32,845	$(3,525)	(10.7)%
Gross profit	6,958	5,205	1,753	33.7%
Percent of revenues	23.7%	15.8%
Income from operations	4,166	2,282	1,884	82.6%
Percent of revenues	14.2%	6.9%

Commercial Services:
Revenues	$22,501	$19,546	$2,955	15.1%
Gross profit	6,816	7,433	(617)	(8.3)%
Percent of revenues	30.3%	38.0%
Income from operations	4,619	5,157	(538)	(10.4)%
Percent of revenues	20.5%	26.4%

Commercial Processing and Disposal:
Revenues	$21,734	$24,399	$(2,665)	(10.9)%
Gross profit	3,933	6,617	(2,684)	(40.6)%
Percent of revenues	18.1%	27.1%
Income from operations	1,530	4,576	(3,046)	(66.6)%
Percent of revenues	7.0%	18.8%

Federal Services:

Revenues decreased $3.5 million primarily due to the following:

•                  A decrease in revenues of $3.8 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down.

•                  A decrease in revenues of $0.8 million relating to a decrease in the level of contract activity in the Second Quarter of 2004 compared to the Second Quarter of 2003 on the Fernald Closure Project.

•                  Revenues of $0.5 million recognized in the Second Quarter of 2003 relating to a settlement with the Federal government on a previously unallowable expense.

•                  A decrease in revenues, net, of $0.4 million relating to changes in work scope on existing projects.

•                  Partially offsetting these decreases were increases in revenues relating to the following:

•                  An increase in revenues of $1.6 million relating to the award of new work primarily relating to:

•                  waste disposition and large component removal and transportation work performed for the Idaho Clean Up Project for a DOE prime contractor;

•                  the sorting of low-level legacy waste for a DOE prime contractor; and

•                  subcontract work performed for the Isotek Systems, LLC joint venture, which is a prime contractor with the DOE, in which we are a member.

•                  An increase in revenues of $0.3 million relating to the EMWMF project due to two requests for equitable adjustments that were approved during the Second Quarter of 2004 and due to higher waste volume.

Gross profit increased $1.8 million primarily due to the following:

•                  An increase in gross profit of $2.0 million primarily relating to the EMWMF project as a result of increased operating expenses incurred in 2003 primarily due to the abnormal amount of rainwater at the EMWMF site.  We are evaluating the case for obtaining equitable adjustments for these higher operating expenses from the customer.  Any increase in contract value will be included in revenues when approved by the customer.  In addition, an accrual for loss was decreased by $0.1 million due to a revised lower estimate of cost to complete this project.

•                  An increase in gross profit, net, of $0.9 million relating to higher margin change orders and increases in work scope.

•                  An increase in gross profit of $0.2 million relating to the award of new work.

•                  Partially offsetting these increases were decreases in gross profit relating to the following:

•                  Gross profit decreased by $0.6 million relating to the Hanford RPP-WTP projects.

•                  Revenues of $0.5 million recognized in the Second Quarter of 2003 relating to a settlement with the Federal government on a previously unallowable expense.

•                  Gross profit decrease of $0.2 million relating to the Fernald Closure Project.

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, higher margin change orders, and cost reduction.

Income from operations increased by $1.9 million primarily due to higher gross profit and a decrease in SG&A expense incurred by this segment of $0.1 million.  The slight decrease in SG&A is primarily related to lower professional services fees and facility related expenses, partially offset by higher salary related expense and information system support expense.

Commercial Services:

Revenues increased $3.0 million primarily due to the following:

•                  An increase in revenues of $2.2 million relating to a transportation logistics contract.

•                  An increase in revenues of $1.3 million due to a high volume of activity relating to a site D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool associated with this contract.  This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.

•                  An increase in revenues of $1.2 million relating to emergency response work performed during the Second Quarter of 2004.

•                  An increase in transportation services operation revenues of $1.1 million primarily relating to an increase in direct billed amounts.

•                  An increase in revenues of $0.6 million primarily relating to an increase in the work scope on existing contracts for site D&D work.

•                  Offsetting these increases was a decrease in revenues of $3.6 million relating to the completion of a large transportation logistics contract in the Second Quarter of 2003.

Gross profit decreased $0.6 million primarily due to the following:

•                  A decrease in gross profit of $2.0 million relating to the completion of a large transportation logistics contract in the Second Quarter of 2003 with higher than normal operating margin.

•                  Offsetting this decrease are increases in gross profit relating to the following:

•                  An increase in gross profit of $0.8 million relating to a site D&D project of a commercial nuclear power reactor.

•                  An increase in gross profit of $0.5 million relating to higher margin time and material work.

•                  An increase in gross profit of $0.3 million due to requests for equitable adjustments that were approved relating to a site D&D project.

Gross profit as a percent of revenues decreased primarily due to the completion of a large transportation and logistics contract in the Second Quarter of 2003.

Income from operations decreased by $0.5 million primarily due to lower gross profit, offset by slightly lower SG&A expense.  SG&A expense incurred by this segment was lower by $0.2 million relating to an inventory adjustment in the Second Quarter of 2003, lower information system support expense, and lower salary and related expense.  The allocation of corporate SG&A expense was higher by $0.1 million over the comparative prior year period.

Commercial Processing and Disposal:

Revenues decreased $2.7 million primarily due to the following:

•                  A decrease in revenues of $2.1 million from the fixed-based processing facility in Tennessee due to a decrease in the processed volume of resin waste, a decrease in waste received from customers that does not require processing and can be directly sent for burial, transportation-in and container rental billings, the processing of lower priced waste relating to a change in the processed waste mix, and a decrease in processed waste volume.

•                  A decrease in revenues from the Barnwell low-level radioactive waste disposal facility of $0.6 million relating to the disposal work performed on a transportation logistics contract in the Second Quarter of 2003.

•                  Offsetting these decreases was an increase in revenues of $0.2 million relating to the Duratek Consolidation & Services Facility due to higher volumes of waste received.

Gross profit decreased $2.7 million primarily due to the following:

•                  A decrease in revenues from the fixed-based processing facility, higher burial expense due to an increase in the burial rate and an increase in waste volume, and an increase in production supplies, partially offset by lower transportation expense.

•                  A decrease in gross profit relating to disposal work preformed on a transportation and logistics contract in the Second Quarter of 2003 at the Barnwell low-level radioactive waste disposal facility.

Gross profit as a percent of revenues decreased due to an increase in burial expense, production supplies, and lower margin work performed by the Duratek Consolidation & Services Facility.

Income from operations decreased by $3.0 million primarily due to lower gross profit and higher SG&A expense.  The SG&A expense incurred by this segment is higher by $0.2 million due to salary and related expense and information system support expense, partially offset by lower professional fees.  The allocation of corporate SG&A expense was higher by $0.1 million over the comparative prior year period.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased by $0.3 million primarily due to personnel related expense and business development expense, partially offset by a reduction in support systems cost.

Interest expense increased $0.4 million as a result of the higher borrowings under the new credit facility that was entered into in December 2003.

Other income increased $0.3 million primarily due to the fair value adjustment relating to the interest rate swap agreement.

Income taxes decreased $0.9 million primarily due to lower pre-tax income and a decrease in the effective tax rate from 40% in 2003 to 39% in 2004.  The rate was higher in 2003 primarily due to an increase in the valuation allowance during 2003.  Our effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Six Months Ended June 27, 2004 as Compared to Six Months Ended June 29, 2003.

The table below sets forth certain consolidated statement of operations information for the six months ended June 27, 2004 and June 29, 2003.

	Six months ended		Increase (decrease)
(in thousands of dollars)	June 27, 2004	June 29, 2003	Dollar	Percent
	(unaudited)
Revenues	$137,737	$140,620	$(2,883)	(2.1)%
Cost of revenues	104,098	108,096	(3,998)	(3.7)%
Gross profit	33,639	32,524	1,115	3.4%
Percent of revenues	24.4%	23.1%
Selling, general and administrative expenses	16,039	15,273	766	5.0%
Percent of revenues	11.6%	10.9%
Income from operations	17,600	17,251	349	2.0%
Percent of revenues	12.8%	12.3%

Interest expense	(3,562)	(2,191)	(1,371)
Other income (loss), net	132	(17)	149
Income taxes	5,526	6,017	(491)
Equity in income of joint ventures	79	149	(70)

Net income before cumulative effect of a change in accounting principle	8,723	9,175	(452)

Cumulative effect of a change in accounting principle, net of tax	—	(2,414)	2,414

Net income	8,723	6,761	1,962

Preferred stock dividends	(52)	(630)	578
Net income attributable to common stockholders	$8,671	$6,131	$2,540

Revenues decreased primarily due to the Hanford RPP-WTP projects, the completion of a large transportation and logistics contract in the Second Quarter of 2003, a large site D&D project in 2003 that did not reoccur in 2004, a decrease in revenues relating to the liquid waste processing operation, and a decrease in the level of contract activity on the Fernald Closure Project.  Partially offsetting these decreases were increases in revenues from the award of new work in the Federal Services segment, a transportation logistics project, the transportation services operation, changes in work scope on existing contracts, a site D&D project of a commercial nuclear power reactor, and decommissioning activities at the Barnwell low-level radioactive waste disposal facility.

Gross profit increased primarily due to high operating expenses incurred on the EMWMF project in 2003, decommissioning activities at the Barnwell low-level radioactive waste disposal facility, a site D&D project of a commercial nuclear power reactor, incentive fees recognized in 2004, and the award of new work in the Federal Services segment.  Partially offsetting these increases were decreases related to the completion of a large transportation logistics contract in the Second Quarter of 2003, a decrease in revenues and higher operating expenses relating to the fixed-based processing facility in Tennessee, decreases in gross profit as the result of lower revenues relating to the Hanford RPP-WTP projects, and a decrease in revenues relating to the liquid waste processing operation.  These items contributed to the increase in gross profit as a percentage of revenues.

The following table summarizes revenues, gross profit, and income from operations by business segment for the six months ended June 27, 2004 and June 29, 2003:

	Six months ended		Increase (decrease)
(in thousands of dollars)	June 27, 2004	June 29, 2003	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$56,898	$62,103	$(5,205)	(8.4)%
Gross profit	14,011	11,299	2,712	24.0%
Percent of revenues	24.6%	18.2%
Income from operations	7,395	5,203	2,192	42.1%
Percent of revenues	13.0%	8.4%

Commercial Services:
Revenues	$36,623	$34,488	$2,135	6.2%
Gross profit	11,098	11,267	(169)	(1.5)%
Percent of revenues	30.3%	32.7%
Income from operations	6,704	6,686	18	0.3%
Percent of revenues	18.3%	19.4%

Commercial Processing and Disposal:
Revenues	$44,216	$44,029	$187	0.4%
Gross profit	8,530	9,958	(1,428)	(14.3)%
Percent of revenues	19.3%	22.6%
Income from operations	3,501	5,362	(1,861)	(34.7)%
Percent of revenues	7.9%	12.2%

Federal Services:

Revenues decreased $5.2 million primarily due to the following:

•                  A decrease in revenues of $7.1 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down.

•                  A decrease in revenues of $1.5 million relating to a decrease in level of contract activities during the six months ended June 27, 2004 compared to the six months ended June 29, 2003 on the Fernald Closure Project.

•                  A decrease in revenues, net, of $0.7 million relating to changes in work scope on existing projects.

•                  Revenues of $0.5 million recognized during the six months ended June 29, 2003 relating to a settlement with the Federal government on a previously unallowable expense.

•                  Partially offsetting these decreases were increases in revenues relating to the following:

•                  An increase in revenues of $2.8 million relating to the award of new work primarily relating to the following:

•                  subcontract work performed for the Isotek Systems, LLC joint venture, which is a prime contractor with the DOE, in which we are a member;

•                  waste disposition and large component removal and transportation work performed for the Idaho Clean Up Project for a DOE prime contractor; and

•                  the sorting of low-level legacy waste for a DOE prime contractor.

•                  Revenues of $0.8 million relating to incentive fees received during the six months ended June 27, 2004 for meeting milestones on two Federal government subcontracts.

•                  An increase in revenues of $0.7 million relating to the EMWMF project due to two requests for equitable adjustments that were approved during the six months ended June 27, 2004 and due to higher waste volume.

Gross profit increased $2.7 million primarily due to the following:

•                  An increase in gross profit of $2.7 million relating to the EMWMF project as a result of increased operating expenses incurred in 2003 primarily due to the abnormal amount of rainwater at the EMWMF site.  We are evaluating the case for obtaining equitable adjustments for these higher operating expenses from the customer.  Any increase in contract value will be included in revenues when approved by the customer.  In addition, an accrual for loss was decreased by $0.2 million due to a revised lower estimate of cost to complete this project.

•                  An increase in gross profit of $0.8 million relating to incentive fees recognized on two Federal government subcontracts from meeting substantial milestones during the six months ended June 27, 2004.

•                  An increase in gross profit of $0.8 million relating to the award of new work.

•                  Offsetting these increases were decreases in gross profit relating to the following:

•                  A decrease in gross profit of $0.8 million relating to the Hanford RPP-WTP projects.

•                  Revenues of $0.5 million recognized during the six months ended June 29, 2003 relating to a settlement with the Federal government on a previously unallowable expense.

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, the incentive fees received during the six months ended June 27, 2004, and cost reduction.

Income from operations increased by $2.2 million primarily due to higher gross profit, offset by an increase in SG&A expense incurred by this segment of $0.3 million.  This increase is primarily related to higher business development expense resulting from a larger than normal number of bid opportunities in 2004, higher salary and related expenses, and higher information system support expense, offset by lower professional services fees and facility related expenses.  The allocation of corporate SG&A expense was higher by $0.2 million over the comparative prior year period.

Commercial Services:

Revenues increased $2.1 million primarily due to the following:

•                  An increase in revenues of $2.4 million primarily relating to an increase in the work scope on existing contracts and the award of new site D&D work.

•                  An increase in revenues of $2.2 million relating to a transportation logistics contract.

•                  An increase in transportation services operation revenues of $1.8 million primarily due to an increase in direct billed amounts.

•                  An increase in revenues of $1.5 million due to a high volume of activity relating to a site D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool associated with this contract.  This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.

•                  An increase in revenues of $1.2 million relating to emergency response work performed during the Second Quarter of 2004.

•                  Partially offsetting these increases were decreases in revenues relating to the following:

•                  A decrease in revenues of $3.6 million relating to the completion of a large transportation logistics contract in the Second Quarter of 2003.

•                  A decrease in revenues of $1.7 million relating to the liquid waste processing operation primarily due to a decrease in sales of liquid waste processing equipment supplies.

•                  A decrease in revenues of $2.0 million relating to a site D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded.

Gross profit decreased $0.2 million primarily due to the following:

•                  A decrease in gross profit of $2.0 million relating to the completion of a large transportation logistics contract in the Second Quarter of 2003.

•                  A decrease in gross profit of $0.6 million due to a decrease in revenues in the liquid waste processing operation.

•                  A decrease in gross profit of $0.5 million relating to transportation services which are primarily attributable to higher fuel costs and cask maintenance expense in 2004.

•                  Partially offsetting these decreases are increases in gross profit relating to the following:

•                  An increase in gross profit of $1.2 million relating to a site D&D project of a commercial nuclear power reactor.

•                  An increase in gross profit of $0.7 million primarily relating to an increase in the work scope on existing contracts and the award of new site D&D work.

•                  An increase in gross profit of $0.4 million relating to the reversal of a warranty liability on transportation containers due to favorable warranty claims experience.

•                  An increase in gross profit of $0.4 million due to reduced project mobilization expense for a transportation logistics project.

•                  An increase in gross profit of $0.4 million relating to higher margin time and material work.

Gross profit as a percent of revenues decreased primarily due to the completion of a large transportation and logistics contract in the Second Quarter of 2003, the reduction of warranty liabilities, a milestone award in 2004, and reduced project mobilization expense.

Income from operations increased slightly primarily due to lower SG&A expense, offset by lower gross profit.  SG&A expense incurred by this segment was lower by $0.3 million relating to an inventory adjustment in the Second Quarter of 2003, lower information system support expense, and lower salary and related expense.  The allocation of corporate SG&A expense was higher by $0.1 million over the comparative prior year period.

Commercial Processing and Disposal:

Revenues increased slightly primarily due to the following:

•                  An increase in revenues of $1.5 million from the Barnwell low-level radioactive waste disposal facility primarily relating to decommissioning activities (capping of disposal trenches) and higher volume of waste disposed in 2004, offset by a decrease of $0.6 million relating to the disposal work performed on a transportation logistics contract during the six months ended June 29, 2003.

•                  Partially offsetting this increase is a decrease in revenues of $0.8 million from the fixed-based processing facility in Tennessee due to the processing of lower priced waste relating to a change in the processed waste mix and a decrease in processed waste volume, a decrease in waste received from customers that does not require processing and can be directly sent for burial, and transportation-in and container rental billings.  Offsetting these decreases is a charge recognized during the six months ended June 29, 2003 for contract close out adjustments relating to the characterization of waste.

Gross profit decreased $1.4 million primarily due to the following:

•                  A decrease in revenues from the fixed-based processing facility, higher burial expense due to an increase in the burial rate and waste volume, and higher salary and related expenses.

•                  Partially offsetting this decrease is an increase in gross profit from the Barnwell low-level radioactive waste disposal facility relating to decommissioning activity, partially offset by a decrease in gross profit relating to disposal work preformed on a transportation logistics contract in the Second Quarter of 2003.

Gross profit as a percent of revenues decreased primarily due to an increase in burial expense and salary related expenses, offset by an increase due to contract close out adjustments recognized in the first quarter of 2003 relating to waste characterization changes in the fixed-based processing facility in Tennessee.

Income from operations decreased by $1.9 million primarily due to lower gross profit and higher SG&A expense.  The SG&A expense incurred by this segment is higher by $0.2 million due to salary and related expense and professional fees.  The allocation of corporate SG&A expense was higher by $0.2 million over the comparative prior year period.

Corporate SG&A Expense and Other Non-operating Items:

Corporate SG&A expense increased by $0.6 million primarily due to personnel related expense and business development expense, partially offset by a reduction in support systems cost and lower bank related fees.

Interest expense increased  $1.4 million as a result of the higher borrowings under the new credit facility that was entered into in December 2003.

Income taxes decreased $0.5 million primarily due to lower pre-tax income and a decrease in the effective tax rate from 40% in 2003 to 39% in the 2004.  The rate was higher in 2003 primarily due to an increase in the valuation allowance during 2003.  Our effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

We recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax, relating to the adoption of SFAS No. 143 in the first quarter of 2003.

Liquidity and Capital Resources

We generated $8.5 million in cash flow from operating activities during the six months ended June 27, 2004.  By comparison, we generated $20.0 million in cash flow from operating activities during the six months ended June 29, 2003.  The cash generated from operating activities during the six months ended June 27, 2004 is primarily attributable to the following:

•                  An increase in accounts receivable primarily due to a significant amount of billings in June 2004 relating to a transportation logistics contract, milestone billings, and billings related to the Barnwell low-level radioactive waste disposal facility for June waste receipts.  The waste receipts volume was high in June due to annual receipt limits that are being fulfilled by customers based on the State of South Carolina’s fiscal year end in June 2004.

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily due to the timing of the receipt of an incentive fee on a Federal government subcontract, requests of equitable adjustments approved in June 2004 that have not been billed, and amounts that are billable relating to emergency response work and Federal government contracts.  In addition, in our fixed-based processing operation, our customers changed the timing of payment from paying in advance of waste processing to payment upon shipment of waste for burial.

•                  Cash generated from unearned revenues due to a large advance payment received relating to a transportation logistics contract in 2004.

•                  Cash used for accounts payable and accrued expenses and other current liabilities  primarily due to an increase in the liability to the State of South Carolina in 2004, offset by a use of cash for other accounts payable and accrued expenses.

•                  Cash generated from retainage primarily due to the release of retainage on existing Federal government contracts.

Accrued expenses and other current liabilities includes an amount owed to the State of South Carolina relating to the operations of the Barnwell low-level radioactive waste disposal facility.  Under South Carolina law, we are required to bill customers based on the disposal rates agreed upon by the State. On an annual basis, following the State’s fiscal year-end on June 30, we remit amounts billed to and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year.  In July 2004, we remitted $24.8 million to the State of South Carolina.

We used $3.2 million in cash for investing activities for the six months ended June 27, 2004 primarily for the purchase of property, plant and equipment.  By comparison, for the six months ended June 29, 2003, we used $2.7 million in cash primarily for investing activities for the purchase of property, plant and equipment.  The increase in the investment in property, plant and equipment is primarily attributable to the replacement of computer hardware and software and investments required to support our continued growth.

We used $12.7 million in cash from financing activities during the six months ended June 27, 2004, primarily relating to the repayment of $15.0 million of long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of employee stock options.  By comparison, for the six months ended June 29, 2003, we used $3.4 million in cash from financing activities primarily relating to the repayment of $2.6 million of long-term debt, deferred financing costs, dividends, and capital lease obligations.  During the six months ended June 27, 2004, we did not have any borrowings under our revolving line of credit.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue for the remainder of 2004.

In December 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction, we entered into a new bank credit facility.  This new bank credit facility consists of a $30.0 million revolving line of credit, which includes a $15.0 million sub limit for the issuance of standby letters of credit, and a six-year $115.0 million term loan.  Proceeds of the term loan were used to repay $53.9 million of existing term debt under our prior credit facility and to repurchase 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses.

Borrowings under the new credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The new credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charged coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the new credit facility contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions.  The new credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of June 27, 2004, we were in full compliance with the provisions of the new credit facility, including all financial covenant requirements.

As of June 27, 2004, there were no borrowings outstanding under the revolving line of credit, there were $6.0 million in outstanding letters of credit, and a $100.0 million six-year term loan bearing interest at LIBOR plus 4.00% (5.15%).  As of June 27, 2004, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $6.0 million in outstanding letters of credit, for a net borrowing availability of $24.0 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of June 27, 2004, we had outstanding assurance instruments of $22.1 million, including $6.0 million in letters of credit and $16.1 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15.0 million as a sub limit to the $30.0 million revolving line of credit.  In addition, the bank credit agreement limits the total amount of outstanding supplemental letters of credit, as defined in the credit agreement, and surety bonds to $35.0 million.  Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility.

The following table summarizes our contractual cash obligations as of June 27, 2004 (in 000’s):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total

Long-term debt	$1,171	$2,982	$49,164	$47,658	$100,975
Capital leases	277	274	60	—	611
Operating leases	2,706	2,448	325	—	5,479
Convertible preferred stock dividends	18	12	—	—	30
Liability to the State of South Carolina (A)	24,806	—	—	—	24,806
Purchase obligations (B)	—	—	—	—	—

(A)      The liability to the State of South Carolina is based on amounts billed and paid by customers of the waste disposal site less our fee for operating this site.  The amount collected and the fee cannot be accurately estimated beyond the current fiscal year.

(B)        We generally do not make unconditional, noncancellable purchase commitments.  We enter into purchase orders that have a duration of less than one year in the normal course of business.

Following the Cumulative Convertible Redeemable Preferred Stock repurchase transaction in December 2003, we had 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remained outstanding with parties other than The Carlyle Group.  During the Second Quarter of 2004, 2,844 of these shares were converted into common stock at the option of the holder.  As of June 27, 2004, there were 158 shares remaining that are issued and outstanding with parties other than The Carlyle Group. These shares were convertible into our common stock at a conversion price of $3.00 per share.  If these shares were not previously converted, we were required to redeem these outstanding shares on September 30, 2005 for $100 per preferred share plus accrued and unpaid dividends, unless such date is extended with the approval of the holders of the stock.  In July 2004, the remaining 158 shares of the Cumulative Convertible Redeemable Preferred Stock were converted into common stock.  In addition, pursuant to a stockholders agreement with The Carlyle Group, we are obligated to purchase the outstanding 3,003 shares of Cumulative Convertible Redeemable Preferred Stock held by The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share.  Pursuant to these terms, we will purchase the remaining 3,003 shares during the third quarter of 2004 for approximately $1.0 million.

We believe that cash flows from operations, cash resources at June 27, 2004 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases at June 27, 2004.

Item 3.             Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At June 27, 2004, we have floating rate long-term debt of $100.0 million, of which the current portion is $1.2 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility.  Additionally, the new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans until June 30, 2006.  At June 27, 2004, the contract’s notional amount was $42.7 million.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  Based on the fair value of the contract at June 27, 2004, we have a receivable of $0.2 million.

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

We had no outstanding borrowings under the revolving credit portion of the credit facility during the six months ended June 27, 2004.  In addition, we do not have any material foreign currency or commodity risk.

A hypothetical interest rate change of 1% on our credit facility would have changed interest expense for the six months ended June 27, 2004 by approximately $0.6 million.  In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have changed other income by approximately $0.2 million in the opposite direction.  Additionally, change in market interest rates would impact the fair value of our long-term obligations.  The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of  June 27, 2004, as the facility bears interest rates that approximate the market.

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

b) Changes in Internal Controls.  We have fully implemented the automation of the calculation of revenue, where feasible, in our general ledger system.  This has improved our internal controls over financial reporting.  There have been no other changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part II             Other Information

Item 1.             Legal Proceedings

Refer to our Annual Report on Form 10-K for the year ended December 31, 2003 for a discussion of legal proceedings.

Item 2.             Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

See Item 4 for the approval of the amendment to our Certificate of Designations establishing the 8% Cumulative Convertible Redeemable Preferred Stock.

Item 4.             Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders held on May 12, 2004, the following matters were voted upon:

a.                                       Daniel A. D’Aniello, Admiral James D. Watkins, George V. McGowan, Michael J. Bayer, Dr. Francis J. Harvey, Robert E. Prince, and Alan J. Fohrer were elected to serve as directors for a one-year term by the common stockholders and convertible preferred stockholders, voting together as a single class.

For the directors elected by the preferred and common stockholders, voting together as a single class, the votes are shown below:

	Votes For	Votes Withheld
Daniel A. D’Aniello	12,265,824	—
Admiral James D. Watkins	12,347,990	—
George V. McGowan	12,323,314	—
Michael J. Bayer	12,341,948	—
Dr. Francis J. Harvey	10,629,928	—
Robert E. Prince	12,355,907	—
Alan J. Fohrer	12,333,034	—

b.                                      The proposal to approve an amendment to paragraph (b) Article III “Voting Rights” of the Certificate of Designations establishing the 8% Cumulative Convertible Redeemable Preferred Stock, par value $.01 per share, to eliminate the right of the holders of the 8% Cumulative Convertible Redeemable Preferred Stock, voting as a separate class, to elect a majority of the members of our Board of Directors was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 10,088,177 votes for, 55,682 votes against, 44,378 votes abstained, and 2,536,271 broker non-votes with respect to this proposal.  The matter was approved by majority vote of the convertible preferred stockholders voting as a separate class.

c.                                       The proposal to reappoint KPMG LLP as the Company’s independent auditors for the year ending December 31, 2004 was approved by the common stockholders and convertible preferred stockholders, voting together as a single class, by a vote of 12,644,720 votes for, 65,064 votes against, 14,724 votes abstained, and no broker non-votes with respect to this proposal.

Item 6.             Exhibits and Reports on Form 8-K

a.                                       Exhibits

See accompanying Index to Exhibits.

b.                                      Reports

Current report on Form 8-K furnished on April 28, 2004 pursuant to Item 12 reporting the Company’s financial results for the first quarter ended March 28, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: August 4, 2004	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer

Dated: August 4, 2004	BY:	/s/ William M. Bambarger, Jr.
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

4.8	Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 12, 2004. Filed herewith.

Exhibit No.

10.1	1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.

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

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14a/15d-14a. Filed herewith.

32.1	Written statement of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.

32.2	Written statement of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.