Form 10-Q
period 2004-09-26
DURATEK INC
filed 2004-11-03
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 26, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2004:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,262,270

DURATEK, INC.

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 26, 2004 and December 31, 2003

Consolidated Statements of Operations for the Three and Nine Months Ended September 26, 2004 and September 28, 2003

Consolidated Statements of Cash Flows for the Nine Months Ended September 26, 2004 and September 28, 2003

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 5.	Other information

Item 6.	Exhibits

Signatures

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

Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot promise that our expectations will turn out to be correct.  Our actual results could be materially different from and worse than our expectations.  Important risks and factors that could cause our actual results to be materially different from our expectations include the factors that are disclosed elsewhere herein and in Item 1 in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

Part I      Financial Information

Item 1.    Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	September 26, 2004	December 31, 2003
	(unaudited)	*
Assets
Current assets:
Cash	$5,576	$35,174
Accounts receivable, less allowance for doubtful accounts of $176 in 2004 and $842 in 2003	36,163	38,378
Cost and estimated earnings in excess of billings on uncompleted contracts	20,410	15,464
Prepaid expenses and other current assets	6,271	7,760
Total current assets	68,420	96,776

Retainage	6,979	6,685
Property, plant and equipment, net	65,886	69,416
Goodwill	70,797	70,797
Other intangible assets	3,992	4,718
Decontamination and decommissioning trust fund	19,242	20,767
Other assets	19,678	13,985
Total assets	$254,994	$283,144

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,957	$1,150
Accounts payable	5,900	12,851
Due to State of South Carolina	3,765	12,634
Accrued expenses and other current liabilities	26,215	26,958
Unearned revenues	14,249	21,410
Waste processing and disposal liabilities	8,005	8,001
Total current liabilities	60,091	83,004

Long-term debt, less current portion	89,018	114,825
Facility and equipment decontamination and decommissioning liabilities	40,004	40,855
Other noncurrent liabilities	6,806	6,294
Total liabilities	195,919	244,978

8% Cumulative Convertible Redeemable Preferred Stock, $.01 par value; 160,000 shares authorized, none issued and outstanding at September 26, 2004 and 3,002 shares issued and outstanding at December 31, 2003	—	300

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 15,957,456 shares at September 26, 2004 and 15,229,100 shares at December 31, 2003	158	152
Capital in excess of par value	81,862	78,375
Accumulated deficit	(12,045)	(30,026)
Treasury stock at cost, 1,770,306 shares at September 26, 2004, and 1,738,720 shares at December 31, 2003	(10,900)	(10,635)
Total stockholders’ equity	59,075	37,866

Total liabilities and stockholders’ equity	$254,994	$283,144

* The Consolidated Balance Sheet as of December 31, 2003 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
	(unaudited)		(unaudited)

Revenues	$77,403	$72,517	$215,140	$213,137
Cost of revenues	52,561	53,577	156,659	161,673
Gross profit	24,842	18,940	58,481	51,464
Selling, general and administrative expenses	8,006	8,772	24,045	24,045
Income from operations	16,836	10,168	34,436	27,419
Interest expense	(1,741)	(912)	(5,295)	(3,103)
Other income, net	129	71	261	54

Income before income taxes, equity in income of joint ventures, and cumulative effect of a change in accounting principle	15,224	9,327	29,402	24,370
Income taxes	5,941	3,731	11,467	9,748

Income before equity in income of joint ventures and cumulative effect of a change in accounting principle	9,283	5,596	17,935	14,622
Equity in income of joint ventures	27	36	106	185

Net income before cumulative effect of a change in accounting principle	9,310	5,632	18,041	14,807
Cumulative effect of a change in accounting principle, net of taxes	—	—	—	(2,414)
Net income	9,310	5,632	18,041	12,393

Preferred stock dividends	—	(315)	(60)	(945)
Net income attributable to common stockholders	$9,310	$5,317	$17,981	$11,448

Weighted average common stock outstanding:
Basic	14,143	13,568	13,944	13,551
Diluted	14,686	19,373	14,504	19,341
Income per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.66	$0.39	$1.29	$1.02
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.66	$0.39	$1.29	$0.84

Diluted:
Before cumulative effect of a change in accounting principle	$0.63	$0.29	$1.24	$0.77
Cumulative effect of a change in accounting principle	—	—	—	(0.13)
	$0.63	$0.29	$1.24	$0.64

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Nine months ended
	September 26, 2004	September 28, 2003
	(Unaudited)
Cash flows from operating activities:
Net income	$18,041	$12,393
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,036	8,991
Cumulative effect of a change in accounting principle, net of taxes	—	2,414
Stock compensation expense	—	239
Allowance for doubtful accounts	(614)	(40)
Equity in (income) loss of joint ventures, net of distributions	86	(116)
Changes in operating assets and liabilities:
Accounts receivable	2,829	(304)
Costs and estimated earnings in excess of billings on uncompleted contracts	(9,739)	(9,729)
Prepaid expenses and other current assets	1,547	1,111
Accounts payable, and accrued expenses and other current liabilities	(7,652)	(1,015)
Due to State of South Carolina	(8,869)	(9,203)
Unearned revenues	(7,161)	9,954
Waste processing and disposal liabilities	4	(2,102)
Facility and equipment decontamination and decommissioning liabilities	673	663
Retainage	282	(1,980)
Other	(989)	(821)
Net cash provided by (used in) operating activities	(3,526)	10,455

Cash flows from investing activities:
Additions to property, plant and equipment	(3,605)	(3,643)
Other	(205)	(183)
Net cash used in investing activities	(3,810)	(3,826)

Cash flows from financing activities:
Repayments of long-term debt	(25,000)	(5,200)
Proceeds from issuance of common stock	3,099	205
Repayments of capital lease obligations	(220)	(325)
Preferred stock dividends paid	(114)	(630)
Deferred financing costs	(27)	(413)
Net cash used in financing activities	(22,262)	(6,363)
Net increase (decrease) in cash	(29,598)	266

Cash, beginning of period	35,174	2,323
Cash, end of period	$5,576	$2,589

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 26, 2004, the holders of our 8% Cumulative Convertible Redeemable Preferred Stock converted 3,002 shares of the 8% Cumulative Convertible Redeemable Preferred Stock into 100,067 shares of common stock valued at $300.

During the nine months ended September 26, 2004, we contributed restricted stock units, representing the outstanding units that vested in 2004, to the Duratek, Inc. Deferred Compensation Plan. All restricted stock units were exchanged for our common stock and increased treasury stock by $265.

During the nine months ended September 26, 2004, we entered into $174 in capital lease agreements to finance the purchase of machinery and equipment.

See accompanying notes to consolidated financial statements.

DURATEK, INC.

Notes to Consolidated Financial Statements

(in thousands of dollars, except per share amounts)

1.                                      Principles of Consolidation and Basis of Presentation

(a)         Principles of Consolidation

The consolidated financial statements include the accounts of the Company (Duratek, Inc. and our wholly owned subsidiaries).  Investments in joint ventures in which we do not have control or majority ownership are accounted for using the equity method.  All significant intercompany balances and transactions have been eliminated in consolidation.

All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included.  Results of interim periods are not necessarily indicative of results to be expected for the year as a whole.  The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.  The information contained in these interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, filed with the Securities and Exchange Commission.

We recognize our tax provision based on an estimated annual effective tax rate for the year for federal and state income tax.

(b)         Fiscal Quarters

Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of September 26, 2004 and for the three and nine months ended September 26, 2004 and September 28, 2003.

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

	Three months ended		Nine months ended
	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003

Net income attributable to common stockholders	$9,310	$5,317	$17,981	$11,448

Add: Income impact of assumed conversions - preferred stock dividends	8	315	60	945
Net income	9,318	5,632	18,041	12,393
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	8	—	24

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	248	260	744	779
Pro forma net income	9,070	5,380	17,297	11,638

Add: cumulative effect of a change in accounting principle, net of taxes	—	—	—	2,414
Pro forma net income before cumulative effect of a change in accounting principle	$9,070	$5,380	$17,297	$14,052

Pro forma income per share:
Basic:
Before cumulative effect of a change in accounting principle	$0.64	$0.37	$1.24	$0.97
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.64	$0.37	$1.24	$0.79

Diluted:
Before cumulative effect of a change in accounting principle	$0.62	$0.28	$1.19	$0.73
Cumulative effect of a change in accounting principle	—	—	—	(0.13)
	$0.62	$0.28	$1.19	$0.60

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 26, 2004 and September 28, 2003:

	Nine months ended
	September 26, 2004	September 28, 2003

Risk free interest rate	4.04%	4.44%
Expected volatility	61%	64%
Expected life	10 years	10 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$9.70	$3.33

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

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  Other intangible assets as of September 26, 2004 and December 31, 2003 consist of the following:

		As of September 26, 2004		As of December 31, 2003
	Amorti- zation period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Barnwell operating rights	8 yrs	$7,340	$(3,899)	$7,340	$(3,211)
Patents	20 yrs	1,553	(1,031)	1,545	(990)
Covenants-not-to-compete	17 yrs	102	(73)	102	(68)
Total		$8,995	$(5,003)	$8,987	$(4,269)

Aggregate amortization expense was $245 for the three months ended September 26, 2004, $245 for the three months ended September 28, 2003, $735 for the nine months ended September 26, 2004, and $734 for the nine months ended September 28, 2003.  Anticipated annual amortization expense for the five years beginning January 1, 2005 is as follows: $979 for fiscal years ended December 31, 2005 through December 31, 2007, $521 for fiscal year ended December 31, 2008, and $60 for fiscal year ended December 31, 2009.

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

4.                                      Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $29,397 as of September 26, 2004, of which $20,410 is expected to be collected in the next 12 months and is classified as a current asset.  As of September 26, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $8,987 is included in other assets in our consolidated balance sheets.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts was $19,658, of which $15,464 was expected to be collected in the next 12 months and was classified as a current asset.  As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $4,194 is included in other assets in our consolidated balance sheets.

5.                                      Retainage

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions.  As of September 26, 2004, we have retainage balances of $8,468, of which $1,489 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2003, we had retainage balances of $8,750, of which $2,065 was expected to be collected within the next 12 months and was included in prepaid expense and other current assets in the consolidated balance sheets.

6.                                      Decontamination and Decommissioning Liabilities

We are responsible for the cost to decontaminate and decommission (“D&D”) our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites.  These costs will generally be paid upon the closure of these facilities or the disposal of this equipment.  We are also obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”).  Under the terms of the Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure financial obligation, which limits our obligation to the amount of the trust fund.  During the nine months ended September 26, 2004, the Barnwell closure liability decreased due to the decommissioning activity at the Barnwell low-level radioactive waste disposal facility.

On January 1, 2003, we adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Upon adoption, we recognized the following changes to our consolidated financial statements: increased property, plant and equipment by $5,926; increased D&D liabilities by $9,949; and a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,023 pre-tax).

Our D&D liabilities consist of the following as of September 26, 2004 and December 31, 2003:

	September 26, 2004	December 31, 2003
Facilities & equipment ARO	$20,762	$20,088
Barnwell closure	19,242	20,767
	$40,004	$40,855

We recognized accretion expense of $242 for the three months ended September 26, 2004, $257 for the three months ended September 28, 2003, $721 for the nine months ended September 26, 2004, and $663 for the nine months ended September 28, 2003.

The following is a reconciliation of our facilities & equipment ARO from January 1, 2004 to September 26, 2004:

Balance at January 1, 2004	$20,088
Accretion expense	721
Settlement of asset retirement obligation	(47)
Balance at September 26, 2004	$20,762

We update our closure and remediation cost estimates for D&D on an annual basis.  These estimates are based on current technology, regulations, and burial rates.  We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Future changes in these factors could have a material impact on these estimates.

7.                                      Long-Term Debt

Long-term debt as of September 26, 2004 and December 31, 2003 consisted of the following:

	September 26, 2004	December 31, 2003

Bank Credit Facility:
Borrowings under revolving line of credit	$—	$—
Term note, interest payable quarterly, due December 16, 2009	90,000	115,000
Cumulative Convertible Redeemable Preferred Stock	975	975
	90,975	115,975

Less: current portion of long-term debt	1,957	1,150
	$89,018	$114,825

As of December 31, 2003, our bank credit facility consists of a $30,000 revolving line of credit, including a $15,000 sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115,000 term loan.  During the nine months ended September 26, 2004, we made $25,000 in principal payments on the term loan.  Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  During the nine months ended September 26, 2004, we have recognized $4,346 in interest expense on the term loan.  We did not have any borrowings under the revolving line of credit during the nine months ended September 26, 2004.

8.                                      Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our estimated reduction in the outstanding balance of the related long-term debt under the prior credit facility.  The new credit facility requires us to have in place an interest rate protection arrangement for an aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount is $40,045 at September 26, 2004.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract at September 26, 2004 is $172, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

9.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflects the potential dilution of stock options, restricted stock, and our convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and nine months ended September 26, 2004 and September 28, 2003 consists of the following:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 26, 2004	September 28, 2003	September 26, 2004	September 28, 2003
Numerator:
Net income attributable to common stockholders	$9,310	$5,317	$17,981	$11,448
Add: Income impact of assumed conversions - preferred stock dividends	8	315	60	945

Net income	9,318	5,632	18,041	12,393
Add: cumulative effect of a change in accounting principle, net of taxes	—	—	—	2,414

Net income before cumulative effect of a change in accounting principle	$9,318	$5,632	$18,041	$14,807
Denominator:
Weighted average shares outstanding	14,143	13,568	13,944	13,551
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	543	403	560	396
Restricted stock	—	151	—	143
Convertible redeemable preferred stock	—	5,251	—	5,251
	543	5,805	560	5,790

Diluted weighted average common shares outstanding	14,686	19,373	14,504	19,341
Income per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.66	$0.39	$1.29	$1.02
Cumulative effect of a change in accounting principle	—	—	—	(0.18)
	$0.66	$0.39	$1.29	$0.84
Diluted:
Before cumulative effect of a change in accounting principle	$0.63	$0.29	$1.24	$0.77
Cumulative effect of a change in accounting principle	—	—	—	(0.13)
	$0.63	$0.29	$1.24	$0.64

The effect on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income per share because the effect would have been anti-dilutive was 35,111 shares as of September 26, 2004 and 204,357 shares as of September 28, 2003.

10.          Segment Reporting

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.  During the first quarter of 2004, we realigned certain projects from our Commercial Services segment to our Commercial Processing and Disposal segment.  As required by SFAS No. 131, paragraph 32, Disclosures About Segments of an Enterprise and Related Information, these changes have been reflected for all periods presented. We evaluate the segments’ operating income results to measure performance.  The following is a brief description of each of the segments:

(a)   Federal Services (“FS”)

Our FS segment provides the following services for the United States Department of Energy (“DOE”) and other government entities:

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

At the South Carolina facilities, we perform the following operations:

•                              Department of Defense materials processing and packaging for disposal;

•                              specialty waste processing for nuclear power plants; and

•                              operate a low level radioactive waste disposal facility for the State of South Carolina.

	For the Three Months Ended September 26, 2004
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$30,640	$23,340	$23,423	$—	$77,403
Income from operations	6,921	6,054	3,861	—	16,836
Interest expense	—	—	—	(1,733)	(1,733)
Other income, net	—	—	—	129	129
Income taxes	—	—	—	5,941	5,941
Equity in loss of joint ventures	47	—	—	(20)	27
Net income	6,968	6,054	3,861	(7,565)	9,318
Depreciation and amortization expense	114	697	1,617	293	2,721
Capital expenditures for additions to property, plant and equipment	13	145	326	65	549

	For the Three Months Ended September 28, 2003
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$33,735	$19,872	$18,910	$—	$72,517
Income from operations	3,456	5,524	1,188	—	10,168
Interest expense	—	—	—	(912)	(912)
Other income, net	—	—	—	71	71
Income taxes	—	—	—	3,731	3,731
Equity in loss of joint ventures	72	—	—	(36)	36
Net income	3,528	5,524	1,188	(4,608)	5,632
Depreciation and amortization expense	150	571	1,639	534	2,894
Capital expenditures for additions to property, plant and equipment	115	658	310	69	1,152

	As of and for the Nine Months Ended September 26, 2004
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$87,538	$59,963	$67,639	$—	$215,140
Income from operations	14,316	12,758	7,362	—	34,436
Interest expense	—	—	—	(5,295)	(5,295)
Other income, net	—	—	—	261	261
Income taxes	—	—	—	11,467	11,467
Equity in income of joint ventures	166	—	—	(60)	106
Net income	14,482	12,758	7,362	(16,561)	18,041
Depreciation and amortization expense	327	1,811	4,971	927	8,036
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets (2)	1,225	22,312	44,562	1,779	69,878
Capital expenditures for additions to property, plant and equipment	109	791	1,539	1,166	3,605
Total assets	72,084	71,276	97,181	14,453	254,994

	As of and for the Nine Months Ended September 28, 2003
	FS	CS	CPD	Unallocated Items	Consolidated

Revenues from external customers (1)	$95,838	$54,360	$62,939	$—	$213,137
Income from operations	8,659	12,210	6,550	—	27,419
Interest expense	—	—	—	(3,103)	(3,103)
Other loss, net	—	—	—	54	54
Income taxes	—	—	—	9,748	9,748
Equity in income of joint ventures	221	—	—	(36)	185
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)
Net income	8,880	12,210	6,550	(15,247)	12,393
Depreciation and amortization expense	448	1,775	4,956	1,812	8,991
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets (2)	1,998	24,121	48,291	1,623	76,033
Capital expenditures for additions to property, plant and equipment	186	2,058	1,176	223	3,643
Total assets	74,788	76,786	103,278	11,185	266,037

(1)          Intercompany revenues have been eliminated.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

11.        Commitments and Contingencies

(a)         Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of September 26, 2004, we had outstanding assurance instruments of $22,730, including $6,558 in letters of credit and $16,172 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15,000 as a sub limit to the $30,000 revolving line of credit.  In addition, the bank credit agreement limits the total amount of outstanding supplemental letters of credit, as defined in the credit agreement, and surety bonds to $35,000.  Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(b)   Legal Proceedings

On September 21, 2004, Washington State Department of Ecology (“Ecology”) issued a Notice of Penalty Incurred and Due No. 1672 with a fine of $270 jointly and severally assessed against the U.S. Department of Energy – Richland Operations, the U.S. Department of Energy – Office of River Protection, Fluor Hanford Incorporated, and Duratek Federal Services of Hanford, Inc.  Ecology issued the Notice of Penalty listing four types of violations: Facility Reporting, Personnel Training, Facility Record Keeping, and General Waste Analysis.  The four issues are positions that Ecology has taken relating to how certain drums of material sent off site for treatability studies were handled.  All the named parties disagree with the finding and are working as a joint defense team.  The DOE is leading the appeal effort, and the named parties filed an appeal with Ecology in Hanford, Washington on October 20, 2004.  The Department of Justice has joined the appeal in support of the DOE, Fluor Hanford, and Duratek.

In December 2003, we received a Request for Equitable Adjustment (“REA”) from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $7,000 to an ongoing, fixed-price subcontract between PAS and Duratek Federal Services, Inc. for asbestos-abatement services.  The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”).

We are evaluating the REA to determine whether PAS has both stated a valid basis for entitlement and priced the REA in a manner that supports the requested adjustment.  We have already passed through certain elements of the REA for payment by our prime contractor, Bechtel Jacobs, because some of the additional costs claimed by PAS in those REA elements were caused by the actions and inactions of Bechtel Jacobs.

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

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of the IT Group, Inc., et al for the avoidance and recovery of money paid to us by IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6,900.  We believe that the claim of the Unsecured Creditors of The IT Group is without merit.  We have submitted a memorandum to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability.  We have not received a response back.  We will continue to vigorously defend ourselves.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts.  The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG.  The complaint alleges that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance.  The primary allegations against SEG are that MMT’s release of SEG from obligations to pay $8,000 to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1,500 of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers.  The complaint purports to state four bankruptcy and five common law counts.  We intend to vigorously contest MMT’s allegations on the basis that MMT did in fact receive reasonably equivalent value for its transfers.  In addition, we may have a right of indemnification from Westinghouse pursuant to the relevant purchase agreement.  Westinghouse has agreed to assume all litigation costs associated with the defense of the case, but has reserved the right to challenge our claim for indemnification for any settlement or judgment that may arise from the case.  Westinghouse moved to dismiss the complaint filed by the Chapter 11 Trustee.  While Westinghouse’s motion to dismiss was pending, the Chapter 11 Trustee amended its complaint.  Westinghouse then filed a motion to dismiss the common law counts and the Court granted it.  The trustee undertook discovery and the trial is scheduled for January 2005.  Westinghouse and Duratek have moved for summary judgement on the ground that MMT received reasonably equivalent value and was solvent at the time of the transfers.  This motion is pending.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business.  Our management, on the advice of counsel, believes that the ultimate resolution of such litigation, administrative proceedings, or other matters, including these described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.  Our year ends on December 31, while the first three fiscal quarters of each year end on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three and nine months ended September 26, 2004 and September 28, 2003. The following discussion contains forward-looking statements.  Such forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  We discuss these risks and uncertainties in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and supplemented elsewhere in this report.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

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

We continue to aggressively manage our projects to minimize risk and the financial impact on us.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and supplemented elsewhere in this report.

We provide services to commercial and government customers in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations.  We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services.  Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal.  Our operations are organized into three primary segments: (i) Federal Services (“FS”), (ii) Commercial Services (“CS”), and (iii) Commercial Processing and Disposal (“CPD”).  Our revenues are derived almost equally from government and commercial customers.  See Part I., Item 1. Note 10 to our Notes to Consolidated Financial Statements contained in this report for a description of our three segments.

We measure financial performance for each operating segment based on income from operations, which consists of revenues less direct expenses and selling, general and administrative (“SG&A”) expenses.  SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expense.  Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred.  We have included in this item a comparative period to period analysis of SG&A expenses incurred by each segment and the impact of corporate SG&A expense that has been allocated to each segment, and an analysis of corporate SG&A expense.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates and judgments, which are based on historical and anticipated results and trends and on various other assumptions that we believe are reasonable under the circumstances, including assumptions as to future events.  By their nature, estimates are subject to an inherent degree of uncertainty and, as such, actual results may differ from our estimates.  We discuss accounting policies and assumptions that involve a higher degree of judgment and complexity than others in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Results of Operations

Three Months Ended September 26, 2004 (“third quarter of 2004”) as Compared to Three Months Ended September 28, 2003 (“third quarter of 2003”).

The table below sets forth certain consolidated statement of operations information for the three months ended September 26, 2004 and September 28, 2003.

	Three months ended
	September 26,	September 28,	Increase (decrease)
(in thousands of dollars)	2004	2003	Dollar	Percent
	(unaudited)
Revenues	$77,403	$72,517	$4,886	6.7%
Cost of revenues	52,561	53,577	(1,016)	(1.9)%
Gross profit	24,842	18,940	5,902	31.2%
Percent of revenues	32.1%	26.1%
Selling, general and administrative expenses	8,006	8,772	(766)	(8.7)%
Percent of revenues	10.3%	12.1%
Income from operations	16,836	10,168	6,668	65.6%
Percent of revenues	21.8%	14.0%
Interest expense	(1,741)	(912)	(829)
Other income, net	129	71	58
Income taxes	5,941	3,731	2,210
Equity in income of joint ventures	27	36	(9)

Net income	9,310	5,632	3,678
Preferred stock dividends	—	(315)	315
Net income attributable to common stockholders	$9,310	$5,317	$3,993

Overall, revenues increased in the third quarter of 2004 compared to the third quarter of 2003.  Increases in revenues included a new transportation logistics contract that started in 2004, an increase in processed waste volume at our fixed-based processing facility in Tennessee, a contract loss recognized in the third quarter of 2003 and an improvement in performance during the third quarter of 2004 on the Environmental Management Waste Management Facility (“EMWMF”) project, an increase in revenues from the transportation services operations due to an increase in volume of activity during the third quarter of 2004, from a site decontamination and decommissioning (“D&D”) contract that was terminated for convenience in the third quarter of 2004 and resulted in a favorable settlement, from the renegotiation of performance based incentives on the Project Hanford Management contract, and the award of new work in the FS segment.  We did experience offsetting decreases in revenues primarily relating to site D&D projects in the third quarter of 2003 that did not recur in the third quarter of 2004, the Hanford RPP-WTP projects winding down in 2004, the Fernald Closure Project primarily due to the effect of a revised estimate to increase the incentive fee during the third quarter of 2003, a site wide stop work mandate at the Los Alamos National Laboratories in the third quarter of 2004, a large transportation and logistics contract in the third quarter of 2003 that did not recur in the third quarter of 2004, and due to a higher number of change orders issued in the third quarter of 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

Gross profit increased primarily due to the EMWMF project, the fixed-based processing facility in Tennessee, a transportation logistics contract, a site D&D contract that was terminated for convenience and resulted in a favorable settlement, and the Project Hanford Management Contract.  Partially offsetting were decreases in gross profit relating to site D&D work in the third quarter of 2003 that did not recur in the third quarter of 2004, the Fernald Closure Project, a large transportation and logistics contract in the third quarter of 2003 that did not recur in 2004, and changes in work scope on existing FS projects.  Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, the fixed-based processing facility in Tennessee, and the Project Hanford Management Contract and higher margin revenues on the Fernald Closure Project, partially offset by a large transportation and logistics contract and a high margin site D&D contract in the third quarter of 2003.

Income from operations includes the results from several events and project work that contributed to the rise in income from operations for the third quarter of 2004 as compared to the third quarter of 2003 and generally do not occur on a frequent basis relating to the FS and CPD segments.  In the FS segment, there were two events that occurred during the third quarter of 2004 and two events during the third quarter of 2003 that did not recur in the third quarter of 2004.  The events that occurred during the third quarter of 2004 were the renegotiation of performance based incentives on the Project Hanford Management contract and a site wide stop work mandate at the National Laboratories issued by the DOE.  During the third quarter of 2003, there were two events relating to an adjustment to reduce revenues and record a loss provision on the EMWMF project and the effect on a revised estimate of our portion of the project team’s incentive fee on the Fernald Closure project.  The project work that occurred during the third quarter of 2004 relating to the CPD segment is from the processing of waste for the low-level legacy waste project and the recycling of material on a United States Navy contract.  Although these events and projects are not indicative of future results, similar events and projects may occur from time to time in the future.

The following table summarizes revenues, gross profit, and income from operations by business segment for the three months ended September 26, 2004 and September 28, 2003:

	Three months ended
	September 26,	September 28,	Increase (decrease)
(in thousands of dollars)	2004	2003	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$30,640	$33,735	$(3,095)	(9.2)%
Gross profit	10,018	7,402	2,616	35.3%
Percent of revenues	32.7%	21.9%
Income from operations	6,921	3,456	3,465	100.3%
Percent of revenues	22.6%	10.2%

Commercial Services:
Revenues	$23,340	$19,872	$3,468	17.5%
Gross profit	8,650	8,079	571	7.1%
Percent of revenues	37.1%	40.7%
Income from operations	6,054	5,524	530	9.6%
Percent of revenues	25.9%	27.8%

Commercial Processing and Disposal:
Revenues	$23,423	$18,910	$4,513	23.9%
Gross profit	6,174	3,459	2,715	78.5%
Percent of revenues	26.4%	18.3%
Income from operations	3,861	1,188	2,673	225.0%
Percent of revenues	16.5%	6.3%

Federal Services:

Revenues decreased $3.1 million primarily due to the following:

•                  A decrease in revenues of $4.3 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down, offset by an increase in revenues relating to a rate adjustment approved by the Defense Contract Auditing Agency.

•                  A decrease in revenues of $1.8 million on the Fernald Closure Project primarily relating to the effect of a revised estimate to increase our portion of the project team’s incentive fee based upon correspondence with the project’s prime contractor that was recognized in the third quarter of 2003.  This incentive fee is being accrued based upon the project completion target date utilized by the prime contractor.  Partially offsetting this decrease was an increase in revenues in the third quarter of 2004 relating to an increase in the total estimated incentive fee due to a reduction in total estimated project costs, which was based upon correspondence from the prime contractor. This increase resulted in higher margin revenues.

•                  A decrease in revenues of $1.6 million primarily relating to a site wide stop work mandate at the Los Alamos National Laboratories issued by the DOE relating to security issues at the site.

•                  A decrease in revenues of $1.2 million primarily due to a higher number of change orders issued in the third quarter of 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

•                  Partially offsetting these decreases were increases in revenues relating to the following:

•                  An increase in revenues of $2.7 million relating to the EMWMF contract.  In the third quarter of 2003, a contract loss was recognized which resulted in an adjustment to reduce revenues relating to the secondary phase on this contract by approximately $1.8 million.  The adjustment resulted from a reassessment of the project’s status, which was required primarily due to an increase in cost estimates to operate the facility due to excessive rainwater at the EMWMF site.  In addition, during the third quarter of 2004, three requests for equitable adjustments totaling $0.9 million were approved and there has been less than anticipated rain fall, resulting in a revision of the estimate at completion.

•                  An increase in revenues of $1.1 million primarily relating to a renegotiation of performance based incentives on the Project Hanford Management Contract.

•                  An increase in revenues of $1.1 million relating to the award of new work primarily relating to:

•                  our subcontract work performed for the Isotek Systems, LLC joint venture, which is a prime contractor with the DOE, in which we are a member;

•                  the sorting of low-level legacy waste for a DOE prime contractor; and

•                  waste disposition and large component removal and transportation work performed for the Idaho Clean Up Project for a DOE prime contractor.

•                  An increase in revenues, net, of $0.7 million relating to changes in work scope on existing projects.

Gross profit increased $2.6 million primarily due to the following:

•                  An increase in gross profit of $4.0 million relating to the EMWMF project due to a contract loss recognized, including a loss provision, during the third quarter of 2003, and an increase in operating expenses incurred in 2003 primarily due to the abnormal amount of rainwater at the EMWMF site.  Three requests for equitable adjustments totaling $0.9 million were approved during the third quarter of 2004 for these higher operating expenses, and we are continuing to evaluate the case for obtaining additional equitable adjustments from the customer.  Any increase in contract value will be included in revenues when approved by the customer.  In addition, an accrual for loss was decreased by $0.2 million due to a revised lower estimate of cost to complete this project.

•                  An increase in gross profit of $1.5 million primarily relating to the renegotiation of performance based incentives on the Project Hanford Management Contract.

•                  An increase in gross profit of $0.4 million relating to the award of new work.

•                  Partially offsetting were decreases in gross profit relating to the following:

•                  A decrease in gross profit of $1.1 million relating to the Fernald Closure Project.

•                  A decrease in gross profit, net, of $0.9 million relating to lower margin change orders and decreases in work scope from several projects.

•                  A decrease in gross profit of $0.8 million primarily due to a higher number of change orders issued in the third quarter of 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

•                  A decrease in gross profit of $0.3 million primarily relating to work performed at the Los Alamos National Laboratory.

•                  Gross profit decreased by $0.2 million relating to the Hanford RPP-WTP projects.

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project and the Project Hanford Management Contract and higher margin revenues on the Fernald Closure Project.

Income from operations increased by $3.5 million primarily due to higher gross profit and a decrease in SG&A expense.  SG&A expense incurred by this segment decreased by $0.6 million primarily due to lower professional services fees, salary related expense, recovery of accounts receivable previously considered uncollectible, and lower facility related expense.  The allocation of corporate SG&A expense was lower by $0.2 million over the comparative prior year period due to a decrease in the pro-rata share of direct expenses incurred.

Commercial Services:

Revenues increased $3.5 million primarily due to the following:

•                  An increase in revenues of $4.7 million relating to a new transportation logistics contract in 2004.

•                  An increase in revenues of $1.1 million relating to the transportation services operation primarily due to an increase in volume of activity during the third quarter of 2004 compared to the third quarter of 2003.

•                  Revenue earned of $1.5 million from a site D&D contract that was terminated for convenience and resulted in a favorable settlement during the third quarter of 2004.

•                  Revenues earned in the third quarter of 2004 of $0.4 million as a result of a revision of the estimate of cost at completion on a site D&D project.

•                  Partially offsetting was a decrease in revenues of $2.6 million from site D&D work primarily relating to the revenues recognized during the third quarter of 2003 from several contracts that did not recur in 2004 and $1.5 million relating to a large transportation and logistics contract in the third quarter of 2003.

Gross profit increased $0.6 million primarily due to the following:

•                  An increase in gross profit of $1.7 million relating to a new transportation logistics contract.

•                  Gross profit of $1.5 million from a site D&D contract that was terminated for convenience and resulted in a favorable settlement.

•                  Gross profit of $0.4 million associated with a revision of the estimate at completion on a site D&D contract.

•                  Partially offsetting were decreases in gross profit of $1.9 million relating to the following:

•                  Gross profit of $1.1 million relating to a large transportation and logistics contract in the third quarter of 2003 that did not recur in 2004.

•                  Gross profit of $0.8 million relating to site D&D work that did not occur in 2004.

Gross profit as a percent of revenues decreased primarily due to a large transportation and logistics contract and a high margin site D&D contract in 2003, partially offset by gross profit from the terminated project and the revision of the estimate of cost at completion discussed above in 2004.

Income from operations increased by $0.5 million primarily due to higher gross profit.  SG&A expense incurred was consistent in the third quarter of 2004 compared to the third quarter of 2003.

Commercial Processing and Disposal:

Revenues increased $4.5 million primarily due to the following:

•                  A increase in revenues of $4.0 million from our fixed-based processing facility in Tennessee due to the low-level legacy waste project, recycling of material for the United States Navy, and an increase in waste received from customers that does not require processing and can be directly sent for burial.  Offsetting were decreases in revenues from the processing of resin waste.

•                  An increase in revenues from the Barnwell low-level radioactive waste disposal facility of $0.8 million primarily relating to an increase in the volume of waste disposed and higher allowable operating costs.

•                  Partially offsetting was a decrease in revenues of $0.3 million relating to the Duratek Consolidation & Services Facility due to a decrease in the volume of work.

Gross profit increased $2.7 million primarily due to the following:

•                  An increase in gross profit of $2.6 million due to an increase in revenues from the fixed-based processing facility, partially offset by higher operating expense.  Burial expense was higher due to an increase in the burial rate paid to third party vendors, offset by lower volume.  Production supplies increased due to cost incurred for the United States Navy contract.

•                  An increase in gross profit of $0.2 million relating to the operations at the Barnwell low-level radioactive waste disposal facility primarily due to higher revenues from an increase in the volume of waste disposed.

Gross profit as a percent of revenues increased primarily due to revenues from the United States Navy waste and the product mix of waste processed, both of which do not require a significant amount of waste processing related expenses.

Income from operations increased by $2.7 million primarily due to higher gross profit.  SG&A expense incurred was consistent in the third quarter of 2004 compared to the third quarter of 2003.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased slightly primarily due to business development expense and personnel related expense, partially offset by recovery of accounts receivable previously considered uncollectible and professional service fees.

Interest expense increased $0.8 million as a result of the higher borrowings under the new credit facility that was entered into in December 2003.

Income taxes increased $2.2 million primarily due to higher pre-tax income.  Our effective tax rate for the three months ended September 26, 2004 is 39.0%, compared to 40.0% for the three months ended September 28, 2003, and is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Nine Months Ended September 26, 2004 as Compared to Nine Months Ended September 28, 2003.

The table below sets forth certain consolidated statement of operations information for the nine months ended September 26, 2004 and September 28, 2003.

	Nine months ended
	September 26,	September 28,	Increase (decrease)
(in thousands of dollars)	2004	2003	Dollar	Percent
	(unaudited)
Revenues	$215,140	$213,137	$2,003	0.9%
Cost of revenues	156,659	161,673	(5,014)	(3.1)%
Gross profit	58,481	51,464	7,017	13.6%
Percent of revenues	27.2%	24.1%
Selling, general and administrative expenses	24,045	24,045	—	0.0%
Percent of revenues	11.2%	11.3%
Income from operations	34,436	27,419	7,017	25.6%
Percent of revenues	16.0%	12.9%

Interest expense	(5,295)	(3,103)	(2,192)
Other income (loss), net	261	54	207
Income taxes	11,467	9,748	1,719
Equity in income of joint ventures	106	185	(79)
Net income before cumulative effect of a change in accounting principle	18,041	14,807	3,234

Cumulative effect of a change in accounting principle, net of tax	—	(2,414)	2,414
Net income	18,041	12,393	5,648
Preferred stock dividends	(60)	(945)	885
Net income attributable to common stockholders	$17,981	$11,448	$6,533

Overall, revenues increased during the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003.  Revenue increases included a new transportation logistics contract in 2004, the award of new work in the FS segment, an increase in revenues from the transportation services operations due to an increase in volume of activity in 2004, a contract loss recognized in the third quarter of 2003 on the EMWMF contract, increased volume of waste processed by our fixed-based processing facility in Tennessee, a site D&D project of a commercial nuclear power reactor that began work during the fourth quarter of 2003, an increase in decommissioning activity at the Barnwell low-level radioactive waste disposal facility, a site D&D contract that was terminated for convenience and resulted in a favorable settlement, emergency response work performed during the nine months ended September 26, 2004, and from the renegotiation of performance based incentives on the Project Hanford Management Contract.  We did experience offsetting decreases in revenues from the Hanford RPP-WTP projects, the completion of a large transportation and logistics contract during the nine months ended September 28, 2003 that did not recur in 2004 , the Fernald Closure Project, a large site D&D project in 2003 that did not recur in 2004, a decrease in revenues relating to the liquid waste processing operation, a site wide stop work mandate at the Los Alamos National Laboratories, and from work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

Gross profit increased primarily due to the EMWMF project, the Project Hanford Management Contract, a site D&D project of a commercial nuclear power reactor, a site D&D contract that was terminated for convenience and resulted in a favorable settlement, a transportation logistics contract, the award of new work in the FS segment, and from increased volume of waste processed at the fixed-based processing facility in Tennessee.  Partially offsetting these increases were decreases related to the completion of a large transportation logistics contract during the nine months ended September 28, 2003, the Fernald Closure Project, a large site D&D project in 2003 that did not recur in 2004, and the Hanford RPP-WTP projects.  Gross profit as a percent of revenues increased primarily due to higher gross profit from the EMWMF contract, site D&D work, and the Project Hanford Management Contract and higher margin revenues on the Fernald Closure Project, partially offset by a large transportation and logistics contract and a high margin site D&D contract in 2003.

The following table summarizes revenues, gross profit, and income from operations by business segment for the nine months ended September 26, 2004 and September 28, 2003:

	Nine months ended
	September 26,	September 28,	Increase (decrease)
(in thousands of dollars)	2004	2003	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$87,538	$95,838	$(8,300)	(8.7)%
Gross profit	24,029	18,701	5,328	28.5%
Percent of revenues	27.4%	19.5%
Income from operations	14,316	8,659	5,657	65.3%
Percent of revenues	16.4%	9.0%

Commercial Services:
Revenues	$59,963	$54,360	$5,603	10.3%
Gross profit	19,748	19,346	402	2.1%
Percent of revenues	32.9%	35.6%
Income from operations	12,758	12,210	548	4.5%
Percent of revenues	21.3%	22.5%

Commercial Processing and Disposal:
Revenues	$67,639	$62,939	$4,700	7.5%
Gross profit	14,704	13,417	1,287	9.6%
Percent of revenues	21.7%	21.3%
Income from operations	7,362	6,550	812	12.4%
Percent of revenues	10.9%	10.4%

Federal Services:

Revenues decreased $8.3 million primarily due to the following:

•                  A decrease in revenues of $11.7 million relating to the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down, offset by an increase in revenues relating to a rate adjustment approved by the Defense Contract Auditing Agency.

•                  A decrease in revenues of $3.3 million on the Fernald Closure Project primarily relating to the effect of a revised estimate to increase our portion of the project team’s incentive fee based upon correspondence with the project’s prime contractor that was recognized in the third quarter of 2003.  This incentive fee is being accrued based upon the project completion target date utilized by the prime contractor.  In addition, there was a decrease in revenues during the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003 due to a reduction in volume of work for which we were responsible.  Partially offsetting was an increase in revenues in the third quarter of 2004 relating to an increase in the total estimated incentive fee due to a reduction in total estimated project costs, which was based upon correspondence from the prime contractor.  This increase resulted in higher margin revenues.

•                  A decrease in revenues of $1.8 million primarily relating to a site wide stop work mandate at the Los Alamos National Laboratories issued by the DOE relating to security issues at the site.

•                  A decrease in revenues of $0.6 million primarily due to a higher number of change orders issued in the third quarter of 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

•                  Revenues of $0.5 million recognized during the nine months ended September 28, 2003 relating to a settlement with the Federal government on a previously unallowable expense.

•                  Partially offsetting were increases in revenues relating to the following:

•                  An increase in revenues of $3.7 million relating to the award of new work primarily relating to the following:

•                  our subcontract work performed for the Isotek Systems, LLC joint venture, which is a prime contractor with the DOE, in which we are a member;

•                  waste disposition and large component removal and transportation work performed for the Idaho Clean Up Project for a DOE prime contractor; and

•                  the sorting of low-level legacy waste for a DOE prime contractor.

•                  An increase in revenues of $3.5 million relating to the EMWMF contract.  In the third quarter of 2003, a contract loss was recognized which resulted in an adjustment to reduce revenues relating to the secondary phase on this contract by approximately $1.8 million.  The adjustment resulted from a reassessment of the project’s status, which was required primarily due to an increase in cost estimates to operate the facility due to excessive weather related conditions at the EMWMF site.  During the nine months ended September 26, 2004, we have received approvals of five requests for equitable adjustments totaling

$1.1 million and there has been less than anticipated rain fall, resulting in a revised lower estimate of cost to complete this project.

•                  An increase in revenues of $1.1 million primarily relating to a renegotiation of performance based incentives on the Project Hanford Management Contract.

•                  Revenues of $0.8 million relating to incentive fees received during the nine months ended September 26, 2004 for meeting milestones on two Federal government subcontracts.

Gross profit increased $5.3 million primarily due to the following:

•                  An increase in gross profit of $6.7 million relating to the EMWMF project due to a contract loss recognized, including a loss provision, during the third quarter of 2003, and an increase in operating expenses incurred in 2003 primarily due to the abnormal amount of rainwater at the EMWMF site.  During the nine months ended September 26, 2004, we have received approvals of five requests of equitable adjustments totaling $1.1 million and we are continuing to evaluate the case for obtaining additional equitable adjustments for these higher operating expenses from the customer.  Any increase in contract value will be included in revenues when approved by the customer.  In addition, an accrual for loss was decreased by $0.4 million due to a revised lower estimate of cost to complete this project.

•                  An increase in gross profit of $1.8 million primarily relating to the renegotiation of performance based incentives on the Project Hanford Management Contract.

•                  An increase in gross profit of $1.2 million relating to the award of new work.

•                  An increase in gross profit of $0.8 million relating to incentive fees recognized on two Federal government subcontracts from meeting substantial milestones during the nine months ended September 26, 2004.

•                  Partially offsetting were decreases in gross profit relating to the following:

•                  A decrease in gross profit of $1.7 million relating to the Fernald Closure Project.

•                  A decrease in gross profit of $1.3 million relating to the Hanford RPP-WTP projects.

•                  A decrease in gross profit of $0.9 million primarily relating to work performed at the Los Alamos National Laboratory.

•                  A decrease in gross profit of $0.6 million primarily due to a higher number of change orders issued in the third quarter of 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.

•                  Revenues of $0.5 million recognized during the nine months ended September 28, 2003 relating to a settlement with the Federal government on a previously unallowable expense.

•                  A decrease in gross profit, net, of $0.3 million relating to lower margin change orders and decreases in work scope on several projects during the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003.

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, the Project Hanford Management Contract, and the incentive fees received during the nine months ended September 26, 2004 and higher margin revenues on the Fernald Closure Project.

Income from operations increased by $5.7 million primarily due to higher gross profit and a decrease in SG&A expense.  SG&A expense incurred by this segment decreased by $0.3 million primarily due to professional services fees, facility related expenses, information system support expense, and recovery of accounts receivable previously considered uncollectible, partially offset by higher business development expense resulting from a larger than normal number of bid opportunities in 2004 and higher salary and related expenses.  The allocation of corporate SG&A expense was consistent for the nine months ended September 26, 2004 compared to the nine months ended September 28, 2003.

Commercial Services:

Revenues increased $5.6 million primarily due to the following:

•                  Revenues of $6.9 million relating to a new transportation logistics contract in 2004.

•                  An increase in transportation services operation revenues of $2.9 million primarily due to an increase in volume of activity during the nine months ended September 26, 2004 as compared to the nine months ended September 28, 2003.

•                  An increase in revenues of $1.9 million due to a high volume of activity relating to a site D&D project of a commercial nuclear power reactor and an increase related to a revision of the estimate of cost to complete the project.

•                  Revenues earned of $1.5 million from a site D&D contract that was terminated for convenience and resulted in a favorable settlement.

•                  An increase in revenues of $1.2 million relating to emergency response work performed during the nine months ended September 26, 2004.

•                  Partially offsetting were decreases in revenues relating to the following:

•                  A decrease in revenues of $5.1 million relating to the completion of a large transportation logistics contract in 2003.

•                  A decrease in revenues of $2.0 million relating to a site D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded of $1.1 million.

•                  A decrease in revenues of $1.8 million relating to the liquid waste processing operation primarily due to a decrease in sales of liquid waste processing equipment supplies.

Gross profit increased $0.4 million primarily due to the following:

•                  An increase in gross profit of $1.6 million relating to a site D&D project of a commercial nuclear power reactor.

•                  Gross profit of $1.5 million from a contract that was terminated for convenience and resulted in a favorable settlement.

•                  An increase in gross profit of $1.5 million relating to a new transportation logistics contract in 2004.

•                  An increase in gross profit of $0.4 million relating to the reduction in warranty liabilities on transportation containers due to favorable warranty claims experience.

•                  An increase in gross profit of $0.4 million due to reduced project mobilization expense for a transportation logistics project.

•                  Partially offsetting were decreases in gross profit relating to the following:

•                  A decrease in gross profit of $3.0 million relating to the completion of a large transportation logistics contract during the nine months ended September 28, 2003.

•                  A decrease in gross profit of $1.6 million relating to site D&D work which had higher volume in 2003.

•                  A decrease in gross profit of $0.6 million due to a decrease in revenues in the liquid waste processing operation.

Gross profit as a percent of revenues decreased primarily due to the completion of a large transportation and logistics contract in 2003 and higher transportation services cost relating to fuel and cask maintenance expense, partially offset by gross profit from the terminated project and the site D&D project of a commercial nuclear power reactor in 2004, the reduction of warranty liabilities, a milestone award in 2004, and reduced project mobilization expense.

Income from operations increased $0.5 million primarily due to higher gross profit and slightly lower SG&A expense.  SG&A expense incurred by this segment decreased by $0.3 million primarily due to an inventory adjustment in the second quarter of 2003, lower information system support expense, and lower salary and related expense.  The allocation of corporate SG&A expense was higher by $0.2 million over the comparative prior year period due to an increase in the pro-rata share of direct expenses incurred.

Commercial Processing and Disposal:

Revenues increased $4.7 million primarily due to the following:

•                  An increase in revenues of $3.2 million from our fixed-based processing facility in Tennessee due to the processing of waste relating to the low-level legacy waste project, recycling of material for the United States Navy, resin waste, and contract close out adjustments relating to the characterization of waste.  Offsetting were decreases relating to the processing of lower priced waste, net of an increase in processed waste volume, relating to a change in the processed waste mix, and a decrease in waste received from customers that does not require processing and can be directly sent for burial.

•                  An increase in revenues of $1.6 million from the Barnwell low-level radioactive waste disposal facility primarily relating to decommissioning activities (capping of disposal trenches) and higher volume of waste disposed in 2004, partially offset by a decrease relating to the disposal work performed on a transportation logistics contract during the nine months ended September 28, 2003.

Gross profit increased $1.3 million primarily due to the following:

•                  An increase in gross profit of $1.0 million due to an increase in revenues from the fixed-based processing facility in Tennessee which were partially offset by higher operating expense on a variety of contracts, including production supplies.  Burial expense was higher due to an increase in the burial rate, offset by lower volume.  Production supplies increased due to cost incurred for a United States Navy contract.

•                  An increase in gross profit of $0.2 million from the Barnwell low-level radioactive waste disposal facility relating to decommissioning activity, partially offset by a decrease in gross profit relating to disposal work preformed on a transportation logistics contract during the nine months ended September 28, 2003.

Gross profit as a percent of revenues increased slightly primarily due to revenues from the United States Navy contract and the product mix of waste processed, both of which do not require a significant amount of waste processing related expenses.

Income from operations increased by $0.8 million primarily due to higher gross profit, offset by higher SG&A expense.  The allocation of corporate SG&A expense was higher by $0.5 million over the comparative prior year period due to an increase in the pro-rata share of direct expenses incurred, offset by slightly lower SG&A expense incurred by this segment.

Corporate SG&A Expense and Other Non-operating Items:

Corporate SG&A expense increased by $0.6 million primarily due to business development expense, salary related expense, and directors’ fees, partially offset by a reduction in support systems cost.

Interest expense increased $2.2 million as a result of the higher borrowings under the new credit facility that was entered into in December 2003.

Income taxes increased $1.7 million primarily due to higher pre-tax income.  Our effective tax rate for the nine months ended September 26, 2004 is 39.0%, compared to 40.0% for the nine months ended September 28, 2003, and is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

We recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax, relating to the adoption of SFAS No. 143 in the first quarter of 2003.

Liquidity and Capital Resources

We used $3.5 million in cash flow from operating activities during the nine months ended September 26, 2004.  By comparison, we generated $10.5 million in cash flow from operating activities during the nine months ended September 28, 2003.  The cash used from operating activities during the nine months ended September 26, 2004 is primarily attributable to the following:

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to:

•                  The timing of the receipt of an incentive fee on a Federal government subcontract on the Fernald Closure Project.  This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over approximately a seven-year period.  A large portion of the incentive fee is not billable until the project is complete, which is currently estimated to be May 2007.  As of September 26, 2004, we have unbilled amounts that will not be collected within the next 12 months of $9.0 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule.  The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee.  We are recognizing this incentive fee at the estimated target completion date utilized by the prime contractor and believe that collection of these amounts are reasonably assured.

•                  Requests of equitable adjustments of $1.1 million approved in June 2004 on a CS contract that cannot be billed until the contract modification has been received, amounts that are billable relating to emergency response work performed by the CS segment, amounts billable on Federal government contracts, and an increase in amounts billable on fixed-unit-rate contracts due to an increase in units processed.

•                  Some of the customers of our fixed-based processing operation revised the timing of payment from paying in advance of waste processing to payment upon shipment of waste for burial.

•                  Cash used for payment of the liability to the State of South Carolina relating to the operations of the Barnwell low-level radioactive waste disposal facility.  Under South Carolina law, we are required to bill customers based on the disposal rates agreed upon by the State.  On an annual basis, following the State’s fiscal year-end on June 30, we remit amounts billed to and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year.  In July 2004, we remitted $24.8 million to the State of South Carolina.  We anticipate that the use of cash relating to this liability will decrease during the fourth quarter of 2004 as a result of cash receipts on amounts billed to and paid by customers, net of our fee.

•                  Cash used partially to reduce accounts payable and accrued contract related expenses and operating expenses, offset by the accrued income tax liability.

•                  A decrease in unearned revenues due to the timing of receipts of advance payments from customers of our fixed-based processing facility in Tennessee and the processing of the waste from these customers and a decrease in the amount of advance payments received in the CS operation.

•                  A decrease in accounts receivable primarily due to cash receipts efforts that resulted in a lower days sales outstanding.

We used $3.8 million in cash for investing activities for the nine months ended September 26, 2004 and the nine months ended September 28, 2003 primarily for the purchase of property, plant and equipment.

We used $22.3 million in cash from financing activities during the nine months ended September 26, 2004, primarily relating to the repayment of $25.0 million of long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of employee stock options.  By comparison, for the nine months ended September 28, 2003, we used $6.4 million in cash from financing activities primarily relating to the repayment of $5.2 million of long-term debt, dividends, and deferred financing costs.  During the nine months ended September 26, 2004, we did not have any borrowings under our revolving line of credit.

Our primary liquidity requirements are for debt service under our bank credit facilities, for working capital requirements, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue for the foreseeable future.

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

Borrowings under the new credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.75% for prime rate loans and 4.00% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The new credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the new credit facility contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions.  The new credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of September 26, 2004, we were in compliance with the provisions of the new credit facility, including all financial covenant requirements.

As of September 26, 2004, there were no borrowings outstanding under the revolving line of credit, there were $6.6 million in outstanding letters of credit, and a $90.0 million six-year term loan bearing interest at LIBOR plus 4.00% (6.094%).  As of September 26, 2004, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $6.6 million in outstanding letters of credit, for a net borrowing availability of $23.4 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of September 26, 2004, we had outstanding assurance instruments of $22.7 million, including $6.6 million in letters of credit and $16.1 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15.0 million as a sub limit to the $30.0 million revolving line of credit.  In addition, the bank credit agreement limits the total amount of outstanding supplemental letters of credit, as defined in the credit agreement, and surety bonds to $35.0 million.  Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility.

The following table summarizes our contractual cash obligations as of September 26, 2004 (in 000’s):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt	$1,957	$1,812	$65,688	$21,518	$90,975
Capital leases	270	221	50	—	541
Operating leases	2,566	2,070	235	—	4,871
Liability to the State of South Carolina (A)	—	—	—	—	—
Purchase obligations (B)	—	—	—	—	—

(A)      The liability to the State of South Carolina is based on amounts billed and paid by customers of the waste disposal site less our fee for operating this site. The amount collected and the fee are based on volume of waste disposed, therefore cannot be accurately estimated beyond the current fiscal year.

(B)        We generally do not make unconditional, noncancellable purchase commitments. We enter into purchase orders that have a duration of less than one year in the normal course of business.

Following the Cumulative Convertible Redeemable Preferred Stock repurchase transaction in December 2003, we had 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remained outstanding with parties other than The Carlyle Group.  During the nine months ended September 26, 2004, all these shares were converted into common stock at the option of the holder.  Pursuant to a stockholders agreement with The Carlyle Group, we are obligated to purchase the outstanding 3,003 shares of Cumulative Convertible Redeemable Preferred Stock held by The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share.  Pursuant to these terms, we will purchase the remaining 3,003 shares from the Carlyle Group during the fourth quarter of 2004 for approximately $1.0 million.

We believe that cash flow from operations, cash resources at September 26, 2004 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases and two investments in joint ventures at September 26, 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At September 26, 2004, we had floating rate long-term debt of $90.0 million, of which the current portion was $1.0 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility.  Additionally, the new credit facility requires us to have in place an interest rate protection arrangement for aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006.  At September 26, 2004, the contract’s notional amount was $40.0 million.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  Based on the fair value of the contract at September 26, 2004, we had a receivable of $0.2 million.

We use derivative financial instruments to manage our exposure to movements in interest rates.  The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk to us as well as achieve a desired proportion of variable and fixed rate debt.  Our initial strategy was to lock into a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations.  We have implemented policies which restrict the usage of derivatives for speculative purposes.

We had no outstanding borrowings under the revolving credit portion of the credit facility during the nine months ended September 26, 2004.  In addition, we do not have any material foreign currency or commodity risk.

A hypothetical interest rate change of 1% on our credit facility would have changed interest expense for the nine months ended September 26, 2004 by approximately $0.8 million.  In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have changed other income by approximately $0.3 million in the opposite direction.  Additionally, changes in market interest rates would impact the fair value of our long-term obligations.  The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of September 26, 2004, as the facility bears interest rates that approximate the market.

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

Part II           Other Information

Item 1.  Legal Proceedings

We incorporate by reference into this item the information regarding legal proceedings as set forth in Note 11 (b) to our Notes to Consolidated Financial Statements included in Part I., Item 1. of this Form 10-Q.

Item 5.  Other Information

Risk Factors

You should carefully consider the risk factors described in Item 1 under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended, and supplemented below.  Realization of any of these risk factors could have a material adverse effect on our business, financial condition and results of operations.

We are subject to new corporate governance and internal controls reporting requirements, and our costs related to compliance with, or our failure to comply with, existing and future requirements could adversely affect our business.

We face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as new rules and regulations subsequently adopted by the SEC, the Public Company Accounting Oversight Board and the Nasdaq.  These laws, rules and regulations continue to evolve and may become increasingly stringent in the future.  In particular, we will be required to include management and auditor reports on internal controls as part of our annual report for the year ended December 31, 2004 pursuant to Section 404 of the Sarbanes-Oxley Act.  We are in the process of evaluating and modifying our control structure to ensure that we will be able to comply with Section 404 of the Sarbanes-Oxley Act.  We cannot assure you that we will be able to fully comply with these laws, rules, and regulations that address corporate governance, internal control reporting, and similar matters.  Our failure to comply with these laws, rules and regulations may materially adversely affect our reputation, financial condition, and the value of our securities.

Credit and Business Risks

If we have to write-off a significant amount of intangible assets, our earnings will be negatively impacted.

Goodwill is included on our balance sheet and is a significant asset, comprising $70.8 million at September 26, 2004.  If our goodwill were to be significantly impaired, a write-down or write-off would be required.  The write-off would negatively impact our earnings; however, it would not impact our cash flows.

Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.  Any of these events would reduce our revenues potentially in a material amount.

Our government contracts, which are primarily with the Department of Energy (“DOE”) and Department of Defense, are, and are expected to continue to be, a significant part of our business.  We derived approximately 45% of our consolidated revenues for the year ended December 31, 2003 and 43% of our consolidated revenues for the nine months ended September 26, 2004 from contracts funded by the DOE.  In our Federal Services segment, our contracts for Bechtel Hanford, Inc., Bechtel Jacobs Company LLC, Bechtel National, Inc., Fluor Fernald, Inc., and Fluor Hanford, Inc. each represented more than 10% of our revenues for the year ended December 31, 2003.  Our contracts for Bechtel Jacobs Company LLC, Bechtel National, Inc., and Fluor Hanford, Inc. each represented more than 10% of our revenues for the nine months ended September 26, 2004.  Allowable costs under government contracts are subject to audit by the U.S. government.  To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received.  In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations and cash flows could be adversely affected.

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

In addition, government contracts are subject to specific procurement regulations, contract provisions, and a variety of other socioeconomic requirements relating to the formation, administration, performance, and accounting of these contracts.  Many of these contracts include express or implied certifications of compliance with applicable laws and contract provisions.  As a result of our government contracting, claims for civil or criminal fraud may be brought by the government for violations of these regulations, requirements, or statutes.  We may also be subject to qui tam litigation brought by private individuals on behalf of the government under the Federal Civil False Claims Act, which could include claims for up to treble damages.  Further, if we fail to comply with any of these regulations, requirements, or statutes, our existing government contracts could be terminated or we could be suspended from government contracting or subcontracting, including federally funded projects at the state level.  These developments could cause our participation in foreign projects funded by the United States to be terminated or restricted.  If one or more of our government contracts are terminated for any reason, or if we are suspended from government work, we could suffer a significant reduction in expected revenues.

Competition Risks

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

We are also highly dependent upon the technical expertise and management experience of our senior management.  The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition.  Certain members of our senior management are subject to employment agreements, which end in November 2004 and June 2005, with one-year automatic extensions unless terminated with proper notice before the end date.  There are no “key man” life insurance policies on any members of senior management or any other personnel.

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

The Carlyle Group beneficially owns approximately 9.00% of our outstanding Common Stock as of September 26, 2004.  When the Cumulative Convertible Redeemable Preferred Stock that is owned by The Carlyle Group is included, they have an aggregate of 9.64% of the outstanding voting securities as of September 26, 2004.  The Carlyle Group has registered the resale of all of the shares beneficially owned by them.  We will not receive any proceeds from the sale of these shares.  To the extent that The Carlyle Group sells these shares at times when we are looking to raise additional capital, our ability to raise these additional funds may be adversely impacted.

Item 6.    Exhibits

Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: November 3, 2004	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 3, 2004	BY:	/s/ Craig T. Bartlett
Craig T. Bartlett
Vice President, Finance and Treasurer,
and Acting Corporate Controller
(Principal Accounting Officer)

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

4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Stock Purchase Agreement among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.3

Registration Rights Agreement by and among Carlyle Partners II, L.P., Carlyle International Partners II, L.P., Carlyle International Partners III, L.P., C/S International Partners, Carlyle-GTSD Partners, L.P., Carlyle-GTSD Partners II, L.P., GTS Duratek, Inc. and National Patent Development Corporation dated as of January 24, 1995. Incorporated herein by reference to Exhibit 4.4 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.4

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003. Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003. (File No. 0-14292)

4.5

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.6

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.7

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.8

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 12, 2004.  Incorporated herein by reference to Exhibit 4.8 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 27, 2004. (File No. 0-14292)

Exhibit No.

10.1

1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 0-14292)

10.2

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.3

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.4	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant’s 2000 Proxy Statement. (File No. 0-14292)

10.5

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.6

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.7

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.8

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.9

Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.10

Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.11

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

Exhibit No.

10.12

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.13

Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.14	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. (File No. 0-14292)

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