Form 10-K
period 2004-12-31
DURATEK INC
filed 2005-03-11
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒                              Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 2004

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

As of June 25, 2004, the aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates was approximately $156,217,649 based on the average closing price of the Common Stock as reported by the NASDAQ National Market on June 25, 2004. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the most recent practicable date.

Class	Outstanding at March 4, 2005
Common stock, par value $0.01 per share	14,507,920 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Form 10-K Cross-Reference Sheet

*                    Incorporated by reference from registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 5, 2005, which Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Forward-Looking Information

In response to “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995, we discuss in this Annual Report on Form 10-K many important factors that have affected and in the future could affect our actual results. These factors could cause our future financial results to differ from those expressed in any forward-looking statements made by us. Many of these factors have been discussed in prior filings with the Securities and Exchange Commission and are included in the “Risk Factors” and other disclosure contained in our Annual Report on Form 10-K.

Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. The list of factors contained in this Annual Report on Form 10-K does not constitute all factors which you should consider prior to making an investment decision in our securities. You should also not assume that the information contained herein is complete or accurate in all respects after the date of this filing. We disclaim any duty to update the statements contained herein.

Part I

Item 1.        Business

Overview

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “Company”), provide services to commercial and government customers primarily in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our strength lies in our vertical integration of the following:

•       on-site waste management and processing work at customer sites;

•       transportation and logistics services;

•       processing of customer waste at our facilities; and

•       waste disposal.

We own a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Our revenues are derived almost equally from government and commercial customers. Our government work comes largely from the United States Department of Energy (“DOE”). The majority of our commercial clients are commercial nuclear utilities. We also provide services to non-utilities, including pharmaceutical companies, research laboratories, universities, and industrial facilities. We have three business segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

Our Federal Services segment provides the following services for the DOE and other government entities:

•       radioactive and hazardous waste characterization;

•       storage, processing, packaging, transportation, and disposal services;

•       nuclear facility commissioning, operations, and decommissioning;

•       technology and engineering expertise; and

•       on-site environmental remediation services on large government projects.

Our Commercial Services segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories, including:

•       on-site liquid and solid waste processing;

•       transportation logistics (including casks, brokerage services, and large component disposition);

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

•       metal melting and decontamination; and

•       survey and release.

At our South Carolina facilities, we perform the following operations:

•       operate a low level radioactive waste disposal facility in Barnwell, South Carolina for the State of South Carolina;

•       materials processing and packaging for disposal; and

•       specialty waste processing for nuclear power plants.

Information about Our Operating Segments

You will find financial information about our operating segments in Note 19, Segment Reporting and Business Concentrations, which you will find in Part II, Item 8 of this annual report.

The percent of total revenues that each of our operating segments’ revenues accounted for in 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Federal Services	41%	44%	46%
Commercial Services	29%	27%	25%
Commercial Processing and Disposal	30%	29%	29%

Federal Services

Our principal source of revenue in the Federal Services segment is from subcontracts with a number of DOE prime contractors. The Federal Services work that we performed for customers that represented greater than 10% of our consolidated revenues in fiscal year 2004 were with Bechtel Corporation and Fluor Corporation.

Our Federal Services segment has managed waste facility operations, generator services, packaging and transportation, environmental restoration, and/or related support activities at the following sites:

•       Oak Ridge Reservation;

•       Hanford Site (Richland Operations and Office of River Protection);

•       Fernald Site;

•       Savannah River Site;

•       Idaho National Engineering and Environmental Laboratory; and

•       Los Alamos National Laboratory.

We briefly summarize below five significant ongoing projects in Federal Services:

Salt Waste Processing   In October 2002, the DOE selected a team comprised of Duratek, Parsons Infrastructure and Technology Group, Inc., and General Atomics to perform one of two contracts to complete the conceptual design for a new Salt Waste Processing Facility at the Savannah River Site near Aiken, South Carolina. The Salt Waste Processing Facility will be a pre-treatment plant to remove cesium from the DOE’s inventory of 38 million gallons of highly radioactive waste, which is stored in 49 tanks at the Savannah River Site. Additional processing will occur through a high-level vitrification facility and a chemical stabilization facility, both of which already exist at the Savannah River Site. The first phase of the project was a cost-plus-fixed fee contract and took 15 months to complete. Total revenues for the first phase were approximately $10.0 million, of which our portion was $0.5 million. In February 2004, our team was the sole awardee for the second phase of the project. Our team is responsible for providing the detailed design, construction, and start-up of the new facility. We estimate total revenues to our team for the second phase to be approximately $400 million. Our revenues for the second phase are estimated to be between $87 million and $103 million from March 2004 through April 2010. The project is progressing on schedule and is in the preliminary design stage of completion.

Project Hanford Management Contract (“PHMC”)   In August 1996, the DOE awarded the PHMC at Hanford in eastern Washington to Fluor-Daniel Hanford and a group of major subcontractors including Rust Federal Services of Hanford, Inc., a subsidiary of Waste Management, Inc. Duratek acquired this entity from Waste Management in June 2000.

Duratek now provides management and support services to Fluor Hanford Inc., including leading the Waste Stabilization and Disposition (“WSD”) and Soil and Water/Groundwater Vadose Zone Remediation (“SW/GWVZ”) projects. The WSD project performs transuranic waste retrieval, certification and shipment to the Waste Isolation Pilot Plant in Carlsbad, New Mexico, mixed-low-level waste processing, and hazardous and radioactive waste water processing. It also operates the Resource Conservation and Recovery Act permitted mixed waste trenches, provides safe storage of 1,936 Strontium and Cesium capsules, and operates both nuclear and radioactive facilities for Fluor.

The SW/GWVZ project implements final groundwater remedies, integrates groundwater-monitoring needs, and reduces natural and artificial recharge. Duratek employees also hold significant management positions within other Fluor Hanford Team projects.

The original five-year contract with a five-year option was renegotiated in November 2000 and extended through September 2006. Negotiations in December 2002 changed performance incentives but retained the September 2006 date. For the four-year period October 2002 through September 2006, the Fluor contract was valued at $2.86 billion with fee available of $180.1 million. We are a fee-share team member with Fluor. Our fee share is averaging 15.8%, or approximately $28.5 million.

Fernald Closure Project   In November 2000, the DOE awarded Fluor Fernald and its team, comprised of Jacobs Engineering, Waste Management Federal Services (now Duratek), and Nuclear Fuel Services, a closure contract for the completion of all remediation activities and site infrastructure at the Fernald Environmental Management Project, a former uranium metals production facility. The contract scope includes: the decontamination and decommissioning (“D&D”) of 120 buildings and structures; excavation of approximately 2.5 million cubic yards of contaminated soils; the construction and operation of an onsite disposal facility for the disposition of building debris and soils; design, construct, and operate (and D&D) facilities for the treatment and disposition of 15,000 cubic yards of K65 Silos waste; excavation, transportation, and disposition of 1.4 million tons from waste pits to an offsite commercial disposal facility; disposition of nuclear material and waste; and maintain all site infrastructure and environmental monitoring programs.

This is a cost-plus incentive fee completion contract that includes schedule and cost driven performance incentives over approximately a seven-year period targeting baseline completion in January 2007. Target schedule and cost incentive fee equates to $215 million. Duratek is a 10% fee sharing teaming subcontractor with fee revenues over the life of the contract estimated at approximately $20 million.

Hanford RPP-WTP   In 2000, the DOE awarded Bechtel National Incorporated (“BNI”) a contract for the design, procurement, construction, and commissioning of a waste treatment plant to vitrify (to encase in glass) radioactive waste stored in underground tanks on the Hanford site since the 1940’s. The contract has a ten-year duration and Duratek Federal Services has played a significant role in support of the waste vitrification system design and testing.

Duratek Federal Services currently maintains two separate subcontracts with BNI that provide design engineering and research/technology testing support. Under our design engineering contract with BNI, in 2004, we provided design completion for both the High Level Waste and Low Active Waste (“HLW/LAW”) DuraMelters™, and provided design engineering support to ancillary systems (e.g. ADS pumps, process jumpers, etc.). Additionally, we have an ongoing role in supporting BNI’s purchase and construction of the melter units and the final design of the HLW wall module units.

Under our research and technology development contract with BNI in 2004, Duratek/Vitreous State Laboratory continued to provide HLW/LAW glass formulation development and testing in support of the anticipated Hanford tank waste inventories. The DuraMelter™ DM 3300 Low Active Waste Pilot Melter was successfully and safely decommissioned during the first quarter of 2004 and the high bay facility at Columbia, Maryland was returned to its original pre-pilot configuration. We are continuing the testing of HLW simulent using the DuraMelter™ 1200 located at The Catholic University of America. Testing campaigns using the DuraMelter™ 1200 are scheduled for completion at the end of March 2005. At that time, the pilot asset will be placed in hot standby mode awaiting future testing missions from either government or commercial customers.

Other Prime Contract Projects   Our Federal Services segment also occasionally teams with other companies to pool resources, submit proposals, and execute projects on behalf of our clients. In 2002, we formed a joint venture, Uranium Disposition Services, LLC (“UDS”), for a significant long-term prime project for the DOE in Tennessee to design, build, and operate facilities in Paducah, Kentucky and Portsmouth, Ohio to convert the government inventory of depleted uranium hexafluoride (DUF6) for disposal. We estimate the total revenue for UDS for this nine-year contract to be $558 million. We own 26 percent of this joint venture and share proportionally in its profits and losses. The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%). In 2003, we formed a second joint venture, Isotek Systems, LLC (“Isotek”), for another DOE long-term prime project in Tennessee to design and operate a facility at Oak Ridge National Laboratory for blending highly enriched uranium with low enriched uranium and extracting certain isotopes for medical purposes. We estimate the total revenue for Isotek for this nine-year contract to be $128 million. We own 45 percent of Isotek and share proportionally in the profits and losses of the LLC. The other partners and their proportionate share include Nuclear Fuel Services, Inc. (45%) and Burns & Roe Enterprises (10%). We account for our investments in these LLC’s using the equity method. In 2004, we recognized joint venture income, net of tax, of $0.2 million for our share of UDS and Isotek income.

Commercial Services

Our Commercial Services segment provides a broad range of proven technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories. We also provide technical support services to clients including project management, engineering, radiation protection support, and environmental consulting. We have summarized below some of our services:

Liquid Waste Processing Services   We provide on-site liquid waste processing services to 20 nuclear power generators throughout the United States. We use a number of patented technologies, including unique and technically advanced membrane systems, when we provide these services. These services minimize radioactive waste generation, minimize or eliminate liquid releases to the environment, and allow recycling of wastewater.

Transportation Services   We maintain a fleet of tractors, trailers, and shipping containers for transporting radioactive waste and radioactive contaminated equipment for processing and disposal. We also maintain a fleet of 65 shipping casks. These casks are engineered shipping containers that allow safe transport of radioactive waste. Ten of our casks are U.S. Nuclear Regulatory Commission (“NRC”) licensed type “B” shipping casks, which allow us to transport virtually any type of radioactive material. We also have a large volume type “B” shipping cask available, the 10-160B, which is licensed by the NRC to ship transuranic waste (having an atomic number greater than 92) for the DOE, byproduct material, source material, and special nuclear material in the form of irradiated hardware, solidified waste, and dewatered resins.

Area, Building, and Site Decontamination and Decommissioning (“D&D”)   We have performed over 100 decommissioning projects including:

•       commercial nuclear power reactors, university, and test reactors, and

•       DOE, Department of Defense (“DOD”), fuel cycle, industrial, medical, and radiopharmaceutical facilities.

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

Radiological Engineering Services   Our technical personnel provide commercial and government customers with a variety of radiological engineering services, including:

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

Environmental Consulting Services   We provide environmental consulting services, focused primarily on radiological issues, to clients in the areas of:

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

The Bear Creek Operations Facility in Tennessee is a licensed commercial waste processing facility for low-level radioactive waste in the United States. In processing waste, we first confirm the presence of radioactive material and then we volume reduce contaminated material by applying a combination of treatment technologies to achieve optimum volume/mass reduction for cost effective disposal of our customers’ waste. The technologies used at our processing facility include incineration, compaction, and metal decontamination for beneficial reuse.

The Gallaher Operations Facility, also in Tennessee, provides our Green Is Clean assay services and some specialty waste processing services for our customers. The Gallaher Operations Facility is also equipped to maintain our waste container fleet.

The Duratek Consolidation & Services Facility in South Carolina was originally chartered to support the DOD in preparation of materials for disposal, including military equipment decontamination and parts retrieval/recycling. The Duratek Consolidation & Services Facility continues to provide flexible, rapid response capabilities to national as well as international DOD projects, conflicts, and missions. The Duratek Consolidation & Services Facility also provides specialty waste processing services for our nuclear power plant customers.

Duratek operates the Barnwell Low-Level Radioactive Waste Disposal Facility (“Barnwell Disposal Facility”), which is one of the few facilities in the United States permitted to accept all classes of commercially generated low-level radioactive waste from the entire country. This facility is the only commercial low-level radioactive waste disposal facility in the United States that has operated without regulatory interruption. The Barnwell Disposal Facility pursues the disposal market for large components not suitable for volume reduction and for ion exchange resins and wastes that are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities. We lease the site from the State of South Carolina under a long-term lease and operate the site under a license granted by the state. We operate the Barnwell Disposal Facility under an operating agreement with the State of South Carolina.

Effective July 1, 2000, the South Carolina General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”). The Atlantic Waste Compact Act governs the relationship between the State of South Carolina and operators of facilities for the disposal of low-level radioactive waste in a comprehensive economic regulatory program. The Atlantic Waste Compact Act establishes a schedule of declining annual maximum volumes of low-level radioactive waste from generators within and outside of the Atlantic Compact to be disposed of at the Barnwell Disposal Facility. The maximum annual volume for this site declines from 160,000 cubic feet to 35,000 cubic feet over an eight-year period. After this eight-year period, the site will remain open for waste from the three Atlantic Compact states only. These states are Connecticut, New Jersey, and South Carolina. Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the site are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs. Our results from July 1, 2000 forward are based on the economic regulation imposed by the Atlantic Waste Compact Act.

Our Commercial Processing and Disposal segments revenues are from the processing and treatment of customer waste streams performed at the three operating facilities and from the operations of the Barnwell Disposal Facility. This segment’s customers include electric utilities, government agencies, industrial facilities, laboratories, hospitals, and others.

We have developed or acquired several waste treatment technologies for use on a variety of radioactive, mixed, and other waste streams. We briefly summarize below the waste treatment technologies that we utilize in our Commercial Processing and Disposal segment.

Incineration   Incineration is the most cost-effective treatment for most dry active waste and is the preferred waste treatment technology of many of our customers for their non-hazardous solid waste, waste oils, and other waste liquids. Our incinerators are capable of processing solid waste and radioactive non-hazardous waste oils simultaneously.

Compaction   Our UltraCompactor™ at our Bear Creek Operations Facility is available for compacting low-level radioactive waste with the force of 10 million pounds. The average volume reduction using our compaction technology is approximately six times for dry active waste and eight times for asbestos. Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods, and filters.

Metal Decontamination   Our metals processing program at our Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals by using a combination of surveying, compaction, decontamination, and melting. To achieve the most cost-effective process for final disposition, we examine the metal and sort it for processing based on its contamination level. If it is cost-effective, we will volume reduce the metal and send it to an appropriate low-level radioactive burial site. Our specialized decontamination equipment allows metal to be successfully decontaminated for solid waste landfill disposal. If we cannot decontaminate the metals, we may utilize our metal melting technology. Our 20-ton, 7,200-kilowatt electric induction furnace operates exclusively for melting, allowing beneficial reuse of radioactive metal within the nuclear industry. We beneficially reuse, in the form of shield blocks that are provided to various high-energy physics projects, the metal we process through our metal melt furnace. The beneficial reuse of radioactive metal eliminates the liability for the original waste generator. By using radioactive metal instead of new metal that will eventually become radioactive, we save resources.

Green Is Clean   Our Green Is Clean program is a multi-step, bulk assay and release process that is fully licensed and permitted for operation in Tennessee. The Green Is Clean process relies on advanced assay technology to determine the presence of radioactive materials in potentially “clean” waste generated within a radiologically controlled area or licensed facility. The Green Is Clean process greatly reduces the amount of radioactive waste burial by segregating “clean” solid waste from “radioactive” waste. Thus, by using the Green Is Clean process, we reduce the radioactive burial space needed for radioactive waste reducing our customers’ costs for radiological operations and decommissioning projects. We also have a mobile version of the Green Is Clean bulk assay equipment that we can operate at a customer’s site.

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

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 (the “ERA”) authorize the NRC to regulate the receipt, possession, use, and transfer of radioactive materials, including “source material,” “special nuclear material,” and “byproduct material.” Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or states that have been delegated authority to regulate low level radioactive material pursuant to NRC regulations.

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

The Toxic Substances Control Act (“TSCA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing, and exporting. The TSCA also established a comprehensive regulatory program for PCBs, which is analogous to the RCRA program for hazardous waste.

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

The Emergency Planning and Community Right to Know Act of 1986 (“EPCRA”) requires companies to submit emergency and hazardous inventory forms to state and local agencies for all materials requiring a material safety data sheet under Occupational Safety and Health Administration (“OSHA”). EPCRA requires full disclosure of environmental releases to the public and contributes to public awareness and activism regarding corporate environmental management issues. To the extent a generator’s waste can be reported as being recycled, public pressure may be eliminated or significantly reduced.

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

Environmental Laws and Regulations Affecting the Use of Our Waste Treatment Technologies

To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to the NRC regulations promulgated under the AEA. The

EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

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

•       the demonstrated commercial success of our technologies; and

•       reputation for providing quality service to our customers.

Backlog

We regularly monitor backlog with respect to contracts on hand as an input measure for internal forecasting and budgeting. Our backlog represents work yet to be performed on contracts that have been awarded. Our projects routinely cover long-term contracts with multiple fiscal years of funding from our customers that are issued on a task basis with multiple change orders. Estimating backlog requires an assessment of our customer’s future funding availability, which requires a great deal of estimation. Therefore, we generally do not provide guidance on backlog since backlog reporting is not a reliable measure of our financial results.

Research and Development Activities

We do not currently conduct or fund any of our own research and development. Drs. Macedo and Litovitz lead the Vitreous State Laboratory of The Catholic University of America in Washington, D.C. (“Vitreous State Laboratory”) and are the inventors of the vitrification and ion-exchange technologies that are used in our process. We contract or subcontract with the Vitreous State Laboratory to provide research and development for us under fixed price and cost reimbursable contracts. Under these contracts, Drs. Macedo and Litovitz supervise the research and retain ownership of all inventions and discoveries.

Drs. Macedo and Litovitz license these inventions and discoveries to us under an exclusive license agreement, which we discuss in detail in the next section.

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

Patents and Other Intellectual Property Rights

We own rights in 54 U.S. patents, 63 foreign patents, and 8 pending foreign patent applications covering our waste processing technologies as a result of internal technology development and various acquisitions. These patents expire at various dates through 2020 with one foreign patent expiring during 2005. Specifically, we own issued and active patents for steam reforming, vitrification, grouting, waste water treatment, metal decontamination, nuclear waste packaging and storage modules, ion-exchange materials and processes, heat exchangers, decontamination of materials and equipment, and assaying of materials. We use these proprietary technologies in our commercial waste processing operations. Pursuant to an agreement with Westinghouse Electric Corporation (“Westinghouse”), now Viacom, Inc., we granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents that we acquired from Westinghouse.

To complement our existing waste processing technologies, we acquire or license technologies from third parties. We have an exclusive license agreement with Drs. Macedo and Litovitz, the inventors, for the patents and intellectual property rights to their proprietary vitrification and ion-exchange technologies. The exclusive license agreement expires upon the expiration of the last patent covered by the license agreement, which is currently in the year 2019. The license agreement, which currently encompasses 9 U.S. patents, and 12 foreign patents, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the Vitreous State Laboratory or Drs. Macedo and Litovitz.

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

DURATEK®, ALPS®, CNSI®, and Chem-Nuclear® are some of the 10 registered trademarks held by us. DuraMelter is a common law trademark.

Employees

As of December 31, 2004, we employed approximately 1,225 employees and approximately 70 temporary field-assigned employees. These temporary employees are hired on an as needed basis for specific durations. Staffing levels in all segments remained relatively constant throughout 2004.

The success of our business requires us to hire and retain qualified technical personnel. We have been successful in attracting and retaining qualified technical personnel. We believe that we have good relations with our employees.

Executive Officers

The following table sets forth the names of our executive officers, their positions and principal business experience:

Name	Age	Position	Principal Business Experience
Robert E. Prince	57	President, Chief Executive Officer and Director

President and Chief Executive Officer of the Company since November 1990 and director since 1991; Founder of General Technical Services, Inc. (“GTS”) in October 1984; President and Chief Executive Officer of GTS from 1987 to 1992.

Robert F. Shawver	48	Executive Vice President and Chief Financial Officer	Executive Vice President of the Company since May 1993; Chief Financial Officer and Chief Administrative Officer of the Company since 1987; Vice President of the Company from 1987 to 1993.
William M. Bambarger, Jr.	40	Corporate Controller and Chief Accounting Officer

Corporate Controller of the Company since April 2001. Director of Corporate Accounting of McCormick & Co., Inc. from 2000 to 2001. Controller and Chief Financial Officer of RWD Technologies, Inc. from 1992 to 2000.

Craig T. Bartlett	42	Vice President, Finance and Treasurer

Vice President, Finance of the Company since December 2000; Treasurer of the Company since February 1996; Controller of the Company from February 1993 to 1998; Director, Financial Operations of the Company from 1991 to 1993; Assistant Controller of the Company from 1988 to 1991.

C. Paul Deltete	56	Senior Vice President, Commercial Services

Senior Vice President of Commercial Services Group of the Company since January 1996; President of Analytical Resources, Inc. (an environmental consulting firm acquired by the Company in 1996) from 1984 to January 1996.

William R. Van Dyke	57	Senior Vice President, Federal Services	Senior Vice President, Federal Services Group since September 2002; Senior Vice President, Business Development of Federal Services Group from 1995 to September 2002.

Michael F. Johnson	53	Senior Vice President, Commercial Processing

Senior Vice President of Commercial Processing Group of the Company since February 2002; General Manager Divesture Activities of Viacom/CBS from 2000 to 2002; General Manager of Resource Energy System Division of Westinghouse Electric Corp. from 1992 to 2000.

David S. Carlson	45	Vice President, Strategic Development

Vice President, Strategic Development of the Company since May 2004; Vice President, Business Operations of the Company from March 2001 to May 2004; Management positions in Waste Management Nuclear Services, Waste Management Federal Services, and Chem Nuclear Systems from 1990 to 2000.

Diane L. Leviski	44	Vice President, Human Resources	Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources of the Company from 1985 to 1988.
Regan E. Voit	55	Senior Vice President, International Sales & Disposal	Senior Vice President, International Sales & Disposal, and President Chem-Nuclear Systems, L.L.C. since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.
Willis W. Bixby, Jr.	58	Vice President, Environmental Health & Quality Assurance and Control

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

We have entered into a secured credit facility (the “Credit Facility”) providing for an aggregate commitment of $145 million which consists of a five-year $30 million revolving line of credit to fund working capital and general corporate requirements and a six-year $115 million term loan. As of December 31, 2004, the outstanding balance was $85 million. The credit agreement governing the Credit Facility restricts our ability and the ability of our subsidiaries to, among other things:

•       incur or guarantee additional indebtedness;

•       declare or pay dividends on and redeem or repurchase capital stock;

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

Goodwill is included on our balance sheet and is a significant asset, comprising $72.1 million at December 31, 2004. If our goodwill were to be significantly impaired, a write-down or write-off would be required. The write-off would negatively impact our earnings; however, it would not impact our cash flows.

Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Our government contracts, which are primarily with the DOE and DOD, are, and are expected to continue to be, a significant part of our business. We derived approximately 43% of our consolidated revenues in 2004 and 45% of our consolidated revenues in 2003 from contracts funded by the DOE. The Federal Services work that we performed for customers that represented greater than 10% of the Federal Services segment’s revenues were with Bechtel Corporation and Fluor Corporation. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations, and cash flows could be adversely affected.

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

We perform projects jointly with outside partners in order to enter into subcontracts, joint ventures, and other contractual arrangements so that we can jointly bid and perform on a particular project. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

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

Our Federal and Commercial units provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. While the Price-Anderson Act’s indemnification provisions are broad and generally assumed to be comprehensive, there has been no occasion for a determination whether they apply to all nuclear liabilities that might be incurred by a radioactive materials cleanup contractor. Price-Anderson Act indemnification authority expired on December 31, 2003, for NRC licensees. It was recently extended to December 31, 2006 for DOE contractors. There are legislative proposals to enact a long-term extension of Price-Anderson indemnification authority for both DOE contractors and the commercial nuclear power industry, as has been done several times in the past. Those proposals are part of omnibus energy legislation that is pending in Congress. However, that legislation has been held up for several years for reasons unrelated to Price-Anderson.

NRC licensees who already have coverage and those who rely on the flow-down of coverage they receive are unaffected by the expiration. The existing coverage continues. (Since no new power plants are on the drawing board, the expiration of authority to indemnify new NRC licensees has no immediate effect.) DOE has alternative although more limited indemnification authority under Public Law 85-804, and when Price Anderson has temporarily lapsed in the past, DOE prime contractors were generally willing to accept that coverage on an interim basis. Private insurers, however, have generally not been willing to cover nuclear hazards associated with DOE work.

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

We are also highly dependent upon the technical expertise and management experience of our senior management. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. Certain members of our senior management are subject to employment agreements, which end in June 2005 and November 2005, with one-year automatic extensions unless terminated with proper notice before the end date. There have been no notices of termination and there are no “key man” life insurance policies on any members of senior management or any other personnel.

Other Risks

Our stockholder rights plan and provisions of Delaware law could inhibit a change in control.

We are subject to various restrictions and other requirements that may have the effect of delaying, deterring, or preventing a change in control of us, such as:

•       our stockholder rights plan; and

•       Section 203 of the Delaware General Corporation Law.

On December 16, 2003, our board of directors approved a stockholder rights plan. Under this plan, each share of our common stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.

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

Our common stock has experienced substantial price volatility. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies and that have often been unrelated to the operating performance of these companies. The overall market and the price of our common stock may continue to fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including:

•       quarter-to-quarter variations in our financial results, including revenue, profits, and other measures of financial performance or financial condition;

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

Item 2.        Properties

We lease approximately 35,000 square feet of office space in Columbia, Maryland. We use this space as our general corporate offices. The initial term of this lease ends on December 31, 2006. In addition, we lease approximately 18,000 square feet of office space in Columbia, South Carolina, which ends in 2007, approximately 15,000 square feet of office space in Lakewood, Colorado, which ends on December 31, 2005, and approximately 18,000 square feet of office space in Oak Ridge, Tennessee, which ends on August 30, 2006.

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

Item 3.        Legal Proceedings

On September 21, 2004, Washington State Department of Ecology (“Ecology”) issued a Notice of Penalty Incurred and Due No. 1672 with a fine of $0.3 million jointly and severally assessed against the U.S. Department of Energy—Richland Operations, the U.S. Department of Energy—Office of River Protection, Fluor Hanford Incorporated, and Duratek Federal Services of Hanford, Inc. Ecology issued the Notice of Penalty listing four types of violations: Facility Reporting, Personnel Training, Facility Record Keeping, and General Waste Analysis. The four issues are positions that Ecology has taken relating to how certain drums of material sent off site for treatability studies were handled. All the named parties disagree with the finding and are working as a joint defense team. The DOE is leading the appeal effort, and the named parties filed an appeal with Ecology in Hanford, Washington on October 20, 2004. The Department of Justice has joined the appeal in support of the DOE, Fluor Hanford, and Duratek. The Administrative Appeals Judge has approved the schedule for the case with the final hearing scheduled for January of 2006. Discovery began in February of 2005.

In December 2003, we received a Request for Equitable Adjustment (“REA”) from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $7.0 million to an ongoing, fixed-price subcontract between PAS and Duratek Federal Services, Inc. for asbestos-abatement services. The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”). PAS has claimed amounts based on an extrapolation of their total anticipated cost through completion of this project over a substantially extended performance period, not just based on costs incurred to date. It assumes ongoing project inefficiencies resulting from nine alleged causes.

Duratek received REAs totaling $0.3 million for two of the nine sub-claims during 2004. We are still evaluating the remaining REAs. It is unclear at this time whether the remaining elements of the REA have merit; however, we believe that we have valid defenses to most, if not all, of the remaining claims asserted by PAS. If we determine that additional elements of the REA have merit, it is unclear what portion of those REA elements, if any, may be passed through to our customer for payment.

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004. The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group. The total amount of payments listed in the complaint is $6.9 million. We believe that the claim of the Unsecured Creditors of The IT Group is without merit. We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability. We have not received a response back. We will continue to vigorously defend ourselves. The case is currently in the discovery period.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG. The complaint alleged that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance due to MMT’s release of SEG from obligations to pay $8.0 million to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1.5 million of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. On or about February 11, 2005, Westinghouse, Duratek, and the Trustee entered into an agreement to settle the adversary proceeding in exchange for a payment by Viacom to the Trustee in the amount of $4.5 million. As part of this settlement agreement, which has been submitted to the court for approval, Duratek will pay nothing and will receive a full release from the Trustee, as will Westinghouse. Viacom and Duratek have executed a separate agreement in which Viacom has agreed to make all payments to the Trustee and not to seek indemnity or contribution from Duratek; this agreement also contains mutual releases between Viacom and Duratek. Upon approval by the court of the settlement, which is expected, this claim will be resolved fully.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business. Our management believes that the ultimate resolution of matters in litigation, administrative proceedings, or other matters, including these described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 4.        Submission of Matters to a Vote of Security Holders

We did not submit any matters for approval to our stockholders during the last quarter of our 2004 fiscal year.

Part II

Item 5.        Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the NASDAQ National Market under the symbol “DRTK”. The table below sets forth the quarterly high and low sale prices of our Common Stock during the past two fiscal years. The last reported sale price of our Common Stock on the NASDAQ National Market on March 4, 2005 was $22.85.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2004:
4th quarter	$25.46	$15.77
3rd quarter	16.40	13.19
2nd quarter	16.48	12.39
1st quarter	16.48	12.10
Year ended December 31, 2003:
4th quarter	$13.71	$8.50
3rd quarter	9.86	7.75
2nd quarter	10.75	7.30
1st quarter	10.00	6.97

As of March 4, 2005, there were 1,283 holders of record of our Common Stock and we estimate that there were approximately 3,400 beneficial holders.

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

Our statements of operations for the years ended December 31, 2004, 2003, and 2002 and balance sheet data as of December 31, 2004 and 2003 set forth below are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 2001 and 2000 and balance sheet data as of December 31, 2002, 2001, and 2000 are derived from our audited consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	2004	2003	2002(2)	2001	2000(1)
Statement of Operations Data:
Revenues	$286,213	$285,901	$291,536	$279,173	$228,542
Cost of revenues	211,315	217,493	229,134	237,454	203,470
Gross profit	74,898	68,408	62,402	41,719	25,072
Selling, general and administrative expenses	34,306	33,462	33,583	34,991	29,962
Income (loss) from operations	40,592	34,946	28,819	6,728	(4,890)
Interest expense	(6,970)	(6,903)	(5,518)	(10,606)	(8,876)
Other income (expense), net	398	76	285	191	(281)
Income (loss) before income taxes (benefit), equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	34,020	28,119	23,586	(3,687)	(14,047)
Income taxes (benefit)	13,098	11,671	9,673	(729)	(5,083)
Income (loss) before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	20,922	16,448	13,913	(2,958)	(8,964)
Equity in income (loss) of joint ventures	124	202	(148)	(148)	(148)
Net income (loss) before cumulative effect of a change in accounting principle	21,046	16,650	13,765	(3,106)	(9,112)
Cumulative effect of a change in accounting principle, net of taxes	—	(2,414)	—	—	—
Net income (loss)	21,046	14,236	13,765	(3,106)	(9,112)
Preferred stock repurchase premium, dividends, and charges for accretion	(63)	(36,154)	(1,279)	(1,495)	(1,443)
Net income (loss) attributable to common stockholders	$20,983	$(21,918)	$12,486	$(4,601)	$(10,555)

	Years Ended December 31,
	2004	2003	2002(2)	2001	2000(1)
Statement of Operations Data (continued):
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.48	$(1.44)	$0.92	$(0.34)	$(0.79)
Cumulative effect of a change in accounting principle	—	(0.18)	—	—	—
	$1.48	$(1.62)	$0.92	$(0.34)	$(0.79)
Diluted:
Before cumulative effect of a change in accounting principle	$1.42	$(1.44)	$0.72	$(0.34)	$(0.79)
Cumulative effect of a change in accounting principle	—	(0.18)	—	—	—
	$1.42	$(1.62)	$0.72	$(0.34)	$(0.79)
Basic weighted average common stock outstanding	14,191	13,561	13,504	13,449	13,432
Diluted weighted average common stock outstanding	14,760	13,561	19,110	13,449	13,432

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (deficiency)	$15,822	$14,212	$(17,076)	$(16,573)	$3,877
Total assets	268,537	283,144	254,132	272,649	298,700
Long-term debt and capital lease obligations	85,478	116,562	61,780	85,386	115,592
Redeemable convertible preferred stock	—	300	15,752	15,734	15,499
Stockholders’ equity	68,326	37,866	59,862	46,884	51,085

(1)          The results of the operations from the WMNS acquisition in June 2000 are included in our results from the dates of acquisition.

(2)          Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we no longer amortize goodwill but rather test such assets for impairment on an annual basis. If we had been required to adopt the provisions of the pronouncement effective as of January 1, 2000, net income (loss) and diluted net income (loss) per share would have been $(2.9) million and $(0.21) in 2001, and $(9.3) million and $(0.69) in 2000.

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations. Forward-looking statements include those statements containing words such as the following: “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in Item 1 to this report under the caption “Risk Factors”, and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date. Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

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

The following is a summary of significant events in 2004 that had an impact on our financial results and thus received considerable financial management attention and scrutiny:

•       Revenues earned from a site decontamination and decommissioning (“D&D”) contract that was terminated for convenience and resulted in a favorable settlement of $1.5 million.

•       The successful negotiation and recovery of sales tax paid for the years 1996-2000, net of expenses, of $1.1 million.

•       The approvals of 8 requests for equitable adjustments relating to the Environmental Management Waste Management Facility (“EMWMF”) project totaling $1.2 million.

•       Reduction in the effective tax rate to 38.5% in 2004 from 41.5% in 2003 as a result of lower state income tax, which resulted in a lower tax provision of $1.0 million.

•       Business development costs relating to the focus on international expansion prospects of $0.8 million.

•       Reduction in the incentive fee realized on the Project Hanford Management Contract in 2004 of $1.6 million relating to uncontrollable prime contractor safety and performance shortfalls.

•       Higher interest expense of $2.6 million in 2004 due to the higher debt balance as a result of the establishment of a new credit facility in connection with the Cumulative Convertible Redeemable Preferred Stock repurchase transaction in December 2003, net of the prepayments totaling $29.0 million.

We continue to actively manage our projects to minimize these risks and the financial impact on us. More information on risks and our efforts to manage risks are available in Item 1 of this annual report.

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

Our Commercial Services segment provides a broad range of proven technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories. Our services include the following:

•       on-site liquid and solid waste processing;

•       transportation logistics (including casks, brokerage services, and large component disposition);

•       radiological emergency response;

•       area, building, and site characterization and decommissioning;

•       instrumentation calibration and rental; and

•       training (transportation, regulatory compliance/environmental, safety, and health).

We also provide technical support services to our commercial clients including project management, engineering, radiation protection support, and environmental consulting. These projects are typically approved and awarded by the respective commercial customer when funding has been appropriated as part of their annual budget process. Most of these projects are short-term, however, these projects are continually at risk of funding adjustments depending on the commercial customer’s current financial resources.

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

At our South Carolina facilities, we perform the following operations:

•       operate a low level radioactive waste disposal facility in Barnwell, South Carolina for the State of South Carolina;

•       materials processing and packaging for disposal; and

•       specialty waste processing for nuclear power plants.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to cost to complete long-term contracts, the cost to D&D facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policies, which relate to revenue recognition, D&D liabilities, and recoverability of long-lived assets including goodwill, are discussed below.

Revenue Recognition

Contract Revenue and Cost Recognition

We have contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work.

Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. As of December 31, 2004, based on revenues, we had 12% of time-and-materials contracts, 30% of cost-plus award or incentive-fee contracts, 27% of firm-fixed-price contracts, and 31% of fixed-unit-rate contracts.

The following describes our policies for these contract types:

Time-and-materials contracts—we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and cost control.

Cost-plus award or incentive fee contracts—we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. We are awarded incentive fees if we meet certain contract commitments, including schedule, budget, and safety. If any of these commitments are not satisfied, we could have a reduction in expected revenues. Quarterly assessments are made to measure our compliance with established contract commitments. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured. We recognized $10.5 million in incentive fee revenues in 2004, $9.1 million in 2003, and $6.0 million in 2002. Included in the incentive fee recognized is an incentive fee on a Federal government subcontract on the Fernald Closure Project that is not billable until the project is complete, which is currently estimated to be May 2007. As of December 31, 2004 the amount of unbilled incentive fee is $11.1 million and as of December 31, 2003 it is $4.2 million.

Firm-fixed-price and fixed-unit-rate contracts—we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized using the percentage-of-completion method of accounting, and is based on the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

We record contract claims and pending change orders, including requests for equitable adjustment, when revenue is probable, which generally is when accepted in writing by the customer. The cost to perform the work related to these claims and pending change orders, including requests for equitable adjustments, is included in our estimates of contract profitability. As of December 31, 2004, there are approximately $1.4 million outstanding requests for equitable adjustments in Federal Services and approximately $0.3 million outstanding in Commercial Services related to scope changes or contract negotiations. As of December 31, 2004, no amount of these claims has been included in the contract value.

Subcontractors have requested contract change orders totaling approximately $6.7 million related to scope changes requested by our customers where we have made identical claims to the customers. Based on agreement with our customers and our understanding of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. These amounts have not been included in the results of our operations.

Provision for estimated losses on individual contracts are made in the period in which the losses are identified and include all estimated direct costs to complete the contract (excludes future general and administrative costs expected to be allocated to the contract). Contract acquisition costs are expensed as incurred.

Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. As of December 31, 2004, we have unbilled receivables for Commercial Services and Federal Services segments of $22.1 million of which $5.7 million related to work performed that is currently billable and deferred revenues for the Commercial Services and Federal Services segments of $4.9 million for cash collections in advance of performance of services. As of December 31, 2003, we have unbilled receivables for Commercial Services and Federal Services segments of $14.0 million of which $6.6 million related to work performed that is currently billable and deferred revenues for the Commercial Services and Federal Services segments of $10.0 million for cash collections in advance of performance of services.

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

Commercial Waste Processing

The commercial waste processing operations have contracts with commercial companies and governmental agencies to provide waste processing services. Our services are provided primarily under fixed-unit-price contracts and usually require us to ship the processed waste for burial on behalf of the customer. Our value added service is volume reduction of contaminated materials to reduce the economic costs of burial. Revenue is recognized as units of waste are processed based on the unit prices quoted in the contracts. Our fixed unit price contracts provide for additional customer billings if the characterization of waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time waste is received and sorted. As of December 31, 2004, we have unbilled receivables of $5.4 million related to work performed that is billable upon completion of work and deferred revenues of $7.0 million for cash collections in advance of our performance of service. As of December 31, 2003, we had unbilled receivables of $3.9 million related to work performed that was billable upon completion of work and deferred revenues of $10.6 million for cash collections in advance of our performance of service. Sometimes variances in weight and waste classification occur. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the contract. When these variances are identified, rate is adjusted to the correct weight or classification assuming the contract allows for such an adjustment.

Disposal

Revenues from the operation of a low level radioactive waste disposal facility in Barnwell, South Carolina are recognized in accordance with the Atlantic Interstate Low-Level Radioactive Waste Compact

Implementation Act (the “Atlantic Waste Compact Act”). Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the site are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs. Our results from July 1, 2000 forward are based on the economic regulation imposed by the Atlantic Waste Compact Act.

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

As of December 31, 2004, our D&D liabilities consist of facility and equipment ARO of $21.4 million and Barnwell closure of $19.0 million. Under the terms of the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”), and our license with the State of South Carolina, we were required to establish a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of trust fund.

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

Recoverability of Long-Lived Assets, Including Goodwill

As of December 31, 2004, we had $72.1 million of goodwill and $3.7 million of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any other intangible assets with indefinite useful lives.

Goodwill is not amortized, but rather is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We tested our goodwill at the end of the first quarter of 2004, 2003, and 2002 in accordance with the standard and concluded that no impairment charge was required.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate the carrying value of such assets may not be recoverable.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value. During 2004, 2003, and 2002, we concluded that no impairment charge was required.

Results of Operations

Year to Date 2004 Compared to Year to Date 2003.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2004 and 2003.

			Increase (decrease)
	2004	2003	Dollar	Percent
	(in thousands)
Revenues	$286,213	$285,901	$312	0.1%
Cost of revenues	211,315	217,493	(6,178)	-2.8%
Gross profit	74,898	68,408	6,490	9.5%
Percent of revenues	26.2%	23.9%
Selling, general and administrative expenses	34,306	33,462	844	2.5%
Percent of revenues	12.0%	11.5%
Income from operations	40,592	34,946	5,646	16.2%
Percent of revenues	14.2%	12.2%
Interest expense	(6,970)	(4,357)	(2,613)
Write-off of deferred bank financing costs(1)	—	(2,546)	2,546
Other income, net	398	76	322
Income taxes	13,098	11,671	1,427
Equity in income of joint ventures	124	202	(78)
Net income before cumulative effect of a change in accounting principle	21,046	16,650	4,396
Cumulative effect of a change in accounting principle, net of tax	—	(2,414)	2,414
Net income	21,046	14,236	6,810
Preferred stock repurchase premium, dividends, and charges for accretion	(63)	(36,154)	36,091
Net income (loss) attributable to common stockholders	$20,983	$(21,918)	$42,901

(1)          Included in interest expense in the consolidated statement of operations.

Revenues increased by $0.3 million in 2004 compared to 2003. The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• A net increase in work scope on existing contracts relating to the following:	$6.0
• our subcontract work performed for the Isotek Systems, LLC joint venture, which is a prime contractor with the DOE, in which we are a member;
• waste disposition and large component removal and transportation work performed for the Idaho Clean Up Project for a DOE prime contractor;
• the sorting of low-level legacy waste for a DOE prime contractor; and
• the site closure project of the Idaho National Engineering and Environmental Laboratory.

•  A contract loss was recognized on the EMWMF contract in the third quarter of 2003, and resulted in an adjustment to reduce revenues relating to the secondary phase on this contract by approximately $1.8 million. The adjustment resulted from a reassessment of the project’s status, which was required primarily due to an increase in cost estimates to operate the facility due to excessive weather related conditions at the EMWMF site. During 2004, we received approvals of 8 requests for equitable adjustments totaling $1.2 million and there has been less than anticipated rain fall, resulting in a revised lower estimate of cost to complete this project.

3.5
• An increase in incremental work awarded in 2004 relating to the technology and engineering expertise operation.	1.6
• Incremental revenues from the Project Hanford Management Contract.	1.0
• Incentive fees received during 2004 for meeting milestones on two Federal government subcontracts.	0.8
• Partially offsetting were decreases in revenues relating to the following:
• The Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down, offset by an increase in revenues relating to the approval of an indirect cost rate adjustment by the Defense Contract Auditing Agency.	(13.8)

•  The favorable impact from the Fernald Closure Project primarily relating to the effect of a revised estimate to increase our portion of the project team’s incentive fee that was recognized in the third quarter of 2003 based upon correspondence with the project’s prime contractor, our analysis, and the prime contractor’s discussions and correspondence with the customer. This incentive fee is being accrued based upon the project completion target date utilized by the prime contractor. In addition, there was a decrease in revenues during 2004 compared to 2003 due to a reduction in volume of work for which we were responsible. Partially offsetting was an increase in revenues in 2004 relating to an increase in the total estimated incentive fee due to a reduction in total estimated project costs, which was based upon correspondence from the prime contractor and our analysis.

(3.8)
• An environmental consulting services contract in 2003 that did not recur in 2004.	(2.2)

• A higher number of change orders issued in 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.	$(1.5)
• A decrease relating to work performed to clean up and close an environmental technology site in Colorado.	(1.2)
• A decrease primarily relating to a nuclear facility decommission contract.	(0.8)
Commercial Services:
• A new contract and incremental transportation logistics revenues in 2004, offset by the completion of a large transportation logistics contract in 2003.	4.0
• Incremental revenues relating to site D&D projects of commercial nuclear power reactors and revenues earned from a site D&D contract that was terminated for convenience and resulted in a favorable settlement.	3.0
• Transportation services operation primarily due to an increase in volume of activity during 2004 as compared to 2003.	2.7
• Emergency response work performed during 2004.	2.7
• Revenues earned from a site D&D contract that was terminated for convenience and resulted in a favorable settlement.	1.5
• Partially offsetting were decreases in revenues relating to the following:
• A site D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded.	(4.6)
• A decrease in revenues of $2.2 million relating to an environmental consulting services contract.	(2.2)
• A decrease in revenues from the liquid waste procession operation.	(1.3)
Commercial Processing and Disposal:
• Our fixed-based processing facility in Tennessee had higher revenues relating to the processing of waste on a low-level legacy waste project, contract close out adjustments relating to the characterization of waste, coordinated waste processing projects as part of projects in the Federal Services and Commercial Services segments, resin waste, and recycling of material for the United States Navy, partially offset by decreases relating to a change in the processed waste mix, primarily due to the processing of lower priced waste.	3.6
• An increase in revenues from the Barnwell low-level radioactive waste disposal site.	1.3
$0.3

Gross profit increased by $6.5 million in 2004 compared to 2003. The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:

•  The EMWMF project due to a contract loss recognized, including a loss provision, during the third quarter of 2003, and an increase in operating expenses incurred in 2003 primarily due to the abnormal amount of rainwater at the EMWMF site. During 2004, we received approvals of 8 requests of equitable adjustments totaling $1.2 million and we are continuing to evaluate the case for obtaining additional equitable adjustments for these higher operating expenses from the customer. Any increase in contract value will be included in revenues when approved by the customer. In addition, an accrual for loss was decreased by $0.5 million due to a revised lower estimate of cost to complete this project.

$7.1
• The renegotiation of performance based incentives on the Project Hanford Management Contract and incremental milestones achieved during 2004.	1.8
• Increases in work scope and incremental work on an existing contract.	1.8
• An increase in incentive fees recognized during 2004.	0.8
• Partially offsetting were decreases in gross profit relating to the following:
• The Hanford RPP-WTP projects.	(1.7)
• The completion of work performed to clean up and close an environmental technology site in Colorado in 2003 and a $0.2 million reduction in gross profit in 2004 relating to a negotiated contract closeout adjustment.	(1.5)
• The Fernald Closure Project due to a decrease in revenues.	(1.3)
• A site wide stop work mandate on a nuclear facility decommission contract issued by the DOE relating to safety issues at the facility.	(1.3)
• Work performed at the Los Alamos National Laboratory.	(0.9)
Commercial Services:
• A contract that was terminated for convenience and resulted in a favorable settlement.	1.5
• Site D&D work which had higher volume in 2003.	1.5
• An increase from the transportation services operation.	0.9
• Emergency response work performed during 2004.	0.5
•The reduction in warranty liabilities on transportation containers due to favorable warranty claims experience.	0.4
•Partially offsetting were decreases in gross profit relating to the following:
• A site D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded.	(3.1)
• The completion of a large transportation logistics contract in 2003, offset by a new transportation logistics contract and incremental transportation logistics revenues in 2004	(1.5)
• An environmental consulting services contract.	(1.0)
• The liquid waste processing operation.	(0.9)

Commercial Processing and Disposal:
• An increase in revenues from the fixed-based processing facility in Tennessee and a refund of sales and use tax from the State of Tennessee relating to prior years, which were partially offset by higher burial, transportation, and labor expenses. Burial expense was higher primarily due to an increase in the burial rate.	$1.9
• The Barnwell Low-Level Radioactive Waste Disposal Facility relating to decommissioning activity, partially offset by a decrease in gross profit relating to disposal work performed on a transportation logistics contract during 2003.	1.1
$6.1

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, higher margin revenues relating to the Project Hanford Management Contract, gross profit from a terminated project in 2004, and the higher margin revenues in 2004 on the Fernald Closure Project. Partially offsetting were decreases in gross profit relating to the completion of a large transportation and logistics contract and several high margin transportation logistics contracts in 2003, a high margin environmental consulting services contract, a site wide stop work mandate on a nuclear facility decommission contract, our contract to recycle material for the United States Navy, which did not require a significant amount of waste processing related expenses, and higher transportation services cost relating to fuel and cask maintenance expense.

Income from operations increased by $5.6 million due to our higher gross profit, offset by higher SG&A expense. The increase in SG&A expense is primarily due to higher business development expense, salary and related expense, directors’ fees, and professional fees, partially offset by a decrease in facility related expenses, information system support expense, and recovery of accounts receivable previously considered uncollectible.

Results of operations by business segment are discussed below and include an analysis of revenues, gross profit, and income from operations for the years ended December 31, 2004 and 2003.

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2004 and 2003:

			Increase (decrease)
	2004	2003	Dollar	Percent
	(in thousands)
Federal Services:
Revenues	$115,565	$125,224	$(9,659)	-7.7%
Gross profit	30,069	25,991	4,078	15.7%
Percent of revenues	26.0%	20.8%
Income from operations	16,411	11,847	4,564	38.5%
Percent of revenues	14.2%	9.5%
Commercial Services:
Revenues	$83,783	$78,349	$5,434	6.9%
Gross profit	24,593	24,495	98	0.4%
Percent of revenues	29.4%	31.3%
Income from operations	14,351	14,752	(401)	-2.7%
Percent of revenues	17.1%	18.8%
Commercial Processing and Disposal:
Revenues	$86,865	$82,328	$4,537	5.5%
Gross profit	20,236	17,922	2,314	12.9%
Percent of revenues	23.3%	21.8%
Income from operations	9,830	8,347	1,483	17.8%
Percent of revenues	11.3%	10.1%

Federal Services

Revenues decreased $9.7 million and gross profit increased by $4.1 million due to the items discussed above. Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from the EMWMF project, higher margin revenues relating to the Project Hanford Management Contract and the Fernald Closure Project, partially offset by a decrease in gross profit relating to the site wide stop work mandate on a nuclear facility decommissioning contract.

Income from operations increased by $4.6 million due to higher gross profit and a decrease in SG&A expense. SG&A expense incurred by this segment decreased by $0.8 million primarily due to lower professional services fees, facility related expenses, information system support expense, and the recovery of accounts receivable previously considered uncollectible, partially offset by higher business development expense resulting from a larger than normal number of bid opportunities in 2004 and higher salary and related expenses. The allocation of corporate SG&A expense increased by $0.3 million in 2004 from 2003.

Commercial Services:

Revenues increased $5.4 million and gross profit increased $0.1 million primarily due to the items discussed above. Gross profit as a percent of revenues decreased primarily due to the completion of a large transportation and logistics contract and several high margin transportation logistics contracts in 2003, a high margin environmental consulting services contract, and higher transportation services cost relating to fuel and cask maintenance expense, partially offset by gross profit from the terminated project in 2004.

Income from operations was negatively impacted by higher SG&A expense. The allocation of corporate SG&A expense was higher by $0.4 million over prior year period primarily due to an increase in SG&A expense incurred by corporate, offset by slightly lower SG&A expense incurred by this segment.

Commercial Processing and Disposal:

Revenues increased $4.5 million and gross profit increased $2.3 million primarily due to the items discussed above. Gross profit as a percent of revenues increased slightly primarily due to higher margin revenues relating to the Barnwell Low-Level Radioactive Waste Disposal Facility and revenues from our contract to recycle material for the United States Navy, which did not require a significant amount of waste processing related expenses. Partially offsetting was a decrease in gross profit as a percent of revenues relating to the Duratek Consolidation & Services Facility due to a decline in volume of work.

Income from operations increased by $1.5 million primarily due to higher gross profit, offset by higher SG&A expense. The allocation of corporate SG&A expense was higher by $0.8 million over the comparative prior year period due to an increase in the pro-rata share of direct expenses incurred and slightly higher SG&A expense incurred by this segment.

Corporate SG&A Expense and Other Non-operating Items:

Corporate SG&A expense increased by $1.5 million primarily due to business development expense, professional fees, salary related expense, and directors’ fees, partially offset by a reduction in support systems cost.

Interest expense increased slightly in 2004 compared to 2003. In 2003, interest expense included $2.5 million of unamortized deferred financing costs there were expensed due to the establishment of the new credit facility in December 2003. In 2004, higher borrowings under the credit facility increased interest expense.

Income taxes increased $1.4 million primarily due to higher pre-tax income. Our effective tax rate for 2004 is 38.5%, compared to 41.5% for 2003, and is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

We recognized a cumulative effect of a change in accounting principle of $2.4 million, net of tax, relating to the adoption of SFAS No. 143 in 2003.

Year to Date 2003 Compared to Year to Date 2002.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2003 and 2002.

			Increase (decrease)
	2003	2002	Dollar	Percent
	(in thousands)
Revenues	$285,901	$291,536	$(5,635)	-1.9%
Cost of revenues	217,493	229,134	(11,641)	-5.1%
Gross profit	68,408	62,402	6,006	9.6%
Percent of revenues	23.9%	21.4%
Selling, general and administrative expenses	33,462	33,583	(121)	-0.4%
Percent of revenues	11.7%	11.5%
Income from operations	34,946	28,819	6,127	21.3%
Percent of revenues	12.2%	9.9%
Interest expense	(4,357)	(5,518)	1,161
Write-off of deferred bank financing costs(1)	(2,546)	—	(2,546)
Other income, net	76	285	(209)
Income taxes	11,671	9,673	1,998
Equity in loss of joint venture	202	(148)	350
Net income before cumulative effect of a change in accounting principle	16,650	13,765	2,885
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	(2,414)
Net income	14,236	13,765	471
Preferred stock repurchase premium, dividends, and charges for accretion	(36,154)	(1,279)	(34,875)
Net income (loss) attributable to common stockholders	$(21,918)	$12,486	$(34,404)

(1)          Included in interest expense in the consolidated statement of operations.

Revenues decreased $5.6 million in 2003 compared to 2002. The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• Completion of the construction phase of the EMWMF project in 2002.	$(13.7)
• A decrease in contract costs incurred on the Hanford RPP-WTP projects as a result of the contract winding down.	(9.2)
• Incremental revenues recognized during 2002 from a consolidated joint venture related to work performed to clean up and close an environmental technology site in Colorado. Effective October 2002, we negotiated a buyout agreement with the joint venture partner and we continue to work on the project as a subcontractor to our former joint venture partner.	(3.7)

Description:	Increase (decrease)
• A decrease in revenues in 2003 compared to 2002 relating to a decrease in the level of incentive fees earned on a Federal government subcontract primarily due to failure of the prime contractor to meet a regulatory milestone and a reduction of reimbursable expenses.	$(2.2)
• Partially offsetting were increases in revenues relating to the following:
• An increase in revenues, net, relating to the award of new work or the change in work scope on existing contracts.	12.4

•  A revised estimates of an incentive fee accrued on a Federal government subcontract. This incentive fee is calculated based upon the projected completion target date. Additional amounts may be earned under the incentive fee if the project completion date is earlier than the target date. Conversely, if the target date were delayed, lower amounts would be earned under the incentive fee. During the third quarter of 2003, we revised our accrual estimate based upon correspondence with the project’s prime contractor, our analysis, and the prime contractor’s discussions and correspondence with the customer.

5.9
Commercial Services:
• Low margin work in the radiological engineering services business that was not being pursued in 2003.	(1.8)
• Partially offsetting were increases in revenues relating to the following:
• An increase in revenues relating to site D&D projects, which include the award of new work.	4.5
• The successful completion of a transportation and logistics contract.	1.8
• An increase from the transportation services operations relating to higher revenues from the rental of casks and an increase in business due to a change in the competitive environment that includes the loss of a competitor.	1.8
Commercial Processing and Disposal:
• In 2002, revenues were recognized relating to a large component project in Memphis.	(5.1)
• In 2002, revenues were recognized by the Barnwell Low-Level Radioactive Waste Disposal Facility operation relating to a decision by the South Carolina Public Service Commission to allow a portion of the amortization expense of the Barnwell Operating Rights as a reimbursable allowable cost. The Barnwell Operating Rights revenue related to the amortization expense since July 1, 2000.	(1.5)
• Partially offsetting were increases in revenues relating to the following:
• The fixed based processing facility in Tennessee due to an increase in activity relating to waste received from customers that does not require processing and can be directly sent for burial, higher processed volume, and an increase in transportation out, offset lower priced waste due to a change in the processed waste mix,.	2.1
• The Barnwell operation primarily relating to disposal work performed on a transportation and logistics contract at the Barnwell Low-Level Radioactive Waste Disposal Facility and revenues on special decommissioning work performed at the disposal site.	2.6
$(6.1)

Gross profit increased by $6.0 million in 2003 compared to 2002. The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:
• The award of new work or the change in work scope on existing contracts.	$5.5
• Incentive fee recognized on the Fernald closure project on a Federal government subcontract.	5.0
• Partially offsetting were decreases in gross profit relating to the following:
• The EMWMF contract had a decrease in gross profit in 2003 compared to 2002 relating to the reduction in waste receipt volumes as discussed above and a revision to the estimated contract profitability resulting from a reassessment of the project’s status, which was required primarily due to an increase in cost estimated to operate the facility due to abnormal amounts of rain water at the EMWMF site. We are in negotiation with the customer to obtain equitable adjustments for the higher operating costs. Any increase in contract value will be included in revenue when approved by the customer.	(8.2)
• A decrease in gross profit in 2003 compared to 2002 relating to the Hanford RPP-WTP projects.	(1.9)
• A decrease in gross profit in 2003 compared to 2002 relating to a decrease in award fees earned on a Federal government subcontract.	(1.7)
Commercial Services:
• Site D&D projects which include the award of new work.	5.0
• The successful completion of a transportation and logistics contract.	3.0
• The transportation services operations due to an increase in revenues.	1.6
Commercial Processing and Disposal:
• Gross profit decreased $2.2 million primarily due to revenues recognized in 2002 by the Barnwell operation relating to the amortization expense of the Barnwell Operating Rights, which represented the revenue on the amortization expense since July 1, 2000, and due to the fixed based processing facility in Tennessee, which incurred higher personnel related expenses and expenses related to production.	(2.2)
$6.1

Gross profit as a percent of revenues increased primarily due to the incentive fee recognized on a Federal government subcontract, the successful completion of a transportation and logistics contract, and higher margins realized on site D&D projects, partially offset by a contract loss recognized on the EMWMF contract.

Income from operations increased by $6.1 million primarily due to higher gross profit and slightly lower SG&A expense. SG&A expense decreased slightly primarily due to lower personnel related expenses as a result of a reduction in work force in 2002 and lower bank related fees, partially offset by an increase in professional services fees, bid and proposal expenses, information system related expenses, and directors fees.

Results of operations by business segment are discussed below and include an analysis of revenues, gross profit, and income from operations for the years ended December 31, 2003 and 2002.

The following table summarizes revenues, gross profit, and income from operations by business segments for the years ended December 31, 2003 and 2002:

			Increase (decrease)
	2003	2002	Dollar	Percent
	(in thousands)
Federal Services:
Revenues	$125,224	$135,310	$(10,086)	-7.5%
Gross profit	25,991	25,761	230	0.9%
Percent of revenues	20.8%	19.0%
Income from operations	11,847	11,510	337	2.9%
Percent of revenues	9.5%	8.5%
Commercial Services:
Revenues	$78,349	$71,342	$7,007	9.8%
Gross profit	24,495	16,502	7,993	48.4%
Percent of revenues	31.3%	23.1%
Income from operations	14,752	9,287	5,465	58.8%
Percent of revenues	18.8%	13.0%
Commercial Processing and Disposal:
Revenues	$82,328	$84,884	$(2,556)	-3.0%
Gross profit	17,922	20,139	(2,217)	-11.0%
Percent of revenues	21.8%	23.7%
Income from operations	8,347	8,022	325	4.1%
Percent of revenues	10.1%	9.5%

Federal Services

Revenues decreased $10.1 million and gross profit increased slightly due to the items discussed above. Income from operations increased by $0.3 million primarily due to higher gross profit and a slight decrease in SG&A expense incurred by this segment and allocated corporate SG&A expense.

Commercial Services

Revenues increased $7.0 million and gross profit increased $8.0 million primarily due to the items discussed above. As a percent of revenues, gross profit increased primarily due to the successful completion of transportation and logistics contract and higher margins realized on site D&D projects.

Income from operations increased $5.5 million due to higher gross profit, offset by higher SG&A expense. SG&A expense incurred by this segment was higher by $2.4 million in 2003 compared to 2002 primarily due to business development expense, salary and related expense, and information system support expense. The allocation of corporate SG&A expense was slightly higher in 2003 compared to 2002.

Commercial Processing and Disposal

Revenues decreased $2.6 million and gross profit decreased $2.2 million primarily due to the items discussed above. Excluding the effects of revenues relating to Barnwell Operating Rights, gross profit as a percent of revenues increased slightly.

Income from operations increased slightly due to lower SG&A expense. SG&A expense incurred by this segment was lower by $4.2 million in 2003 compared to 2002 primarily due to lower personnel related expenses as a result of a reduction in work force in 2002 and professional service fees. The allocation of corporate SG&A expense was lower by $0.5 million in 2003 compared to 2002.

Corporate SG&A and Other Non-operating Items:

Corporate SG&A expense decreased by $0.5 million primarily due to lower information systems related expense, lower personnel related, and lower bank related fees, partially offset by an increase in professional services fees and directors’ fees.

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

Income taxes increased $2.0 million primarily due to the increase in pre-tax income and an increase in the effective tax rate from 41.0% in 2002 to 41.5% in 2003. The increase in the effective tax rate was primarily the result of an Internal Revenue Services audit. Our effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

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

Liquidity and Capital Resources

Fiscal Year 2004:

We generated $20.5 million in cash flow from operating activities during 2004. Significant components are attributable to the following:

•       An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to:

•        The timing of the receipt of the incentive fee on a Federal government subcontract on the Fernald Closure Project. This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over approximately a seven-year period. A large portion of the incentive fee is not billable until the project is complete, which is currently estimated to be May 2007. As of December 31, 2004, we have unbilled amounts that will not be collected within the next 12 months of $11.1 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule. The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee. We are recognizing this incentive fee at the estimated target completion date utilized by the prime contractor and believe that collection of these amounts are reasonably assured.

•        Requests of equitable adjustments of $1.1 million approved in June 2004 on a Commercial Services segment contract that cannot be billed until the contract modification has been received, amounts that are billable relating to emergency response work performed by the Commercial Services segment, amounts billable on Federal government contracts, and an increase in amounts billable on fixed-unit-rate contracts due to an increase in units processed.

•        Some of the customers of our fixed-based processing operation revised the timing of payment from paying in advance of waste processing to payment upon shipment of waste for burial.

•        Partially offsetting was a decrease in costs and estimated earnings is excess of billings on uncompleted contracts relating to the Barnwell Low-Level Radioactive Waste Disposal Facility.

•       Cash used for payment of the liability to the State of South Carolina relating to the operations of the Barnwell Low-Level Radioactive Waste Disposal Facility. Under South Carolina law, we are required to bill customers based on the disposal rates agreed upon by the State. On an annual basis, following the State’s fiscal year-end on June 30, we remit amounts billed to and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year. In July 2004, we remitted $24.8 million to the State of South Carolina. At December 31, 2004, we owed net amounts of approximately $3.8 million to the State of South Carolina relating to the operations of the Barnwell Low-Level Radioactive Waste Disposal Facility.

•       Cash used for estimated income tax payments and accrued project costs, partially offset by an increase in accounts payable and accrued operating expenses.

•       A decrease in unearned revenues primarily due to the timing of receipts of advance payments from customers of our fixed-based processing facility in Tennessee and the processing of the waste from these customers, a decrease in the indirect cost rates due to the release of contract based reserves relating to billable rates, and a decrease in the amount of advance payments received in the CS operation.

•       A decrease in accounts receivable primarily due to cash receipts efforts that resulted in a lower days sales outstanding.

•       A decrease in retainage primarily due to efforts to collect retainage through negotiations with the customer sooner than the contract stipulates due to favorable performance on the contract.

We used $6.3 million in cash for investing activities during 2004 primarily for the purchase of property, plant and equipment.

We used $26.0 million in cash from financing activities during 2004 primarily relating to the repayment of $30.0 million of long-term debt, the repurchase of 3,003 shares of the outstanding Cumulative Convertible Redeemable Preferred Stock for $1.0 million, partially offset by proceeds of $5.4 million from the issuance of common stock from the exercise of employee stock options. During 2004, we did not have any borrowings under our revolving line of credit.

Fiscal Year 2003:

We generated $40.7 million in cash from operating activities for the year ended December 31, 2003, which is primarily attributable to the following:

•       Improvement in our collection process of accounts receivable.

•       An increase in unearned revenues of $4.9 million due to a higher volume of advance payments for services in the Commercial Processing and Disposal and Commercial Services segments.

•       Partially offsetting was an increase in costs and estimated earnings in excess of billings on uncompleted contracts of $6.8 million, which was primarily attributable to the timing of the receipt of an incentive fee on a Federal government subcontract.

The cash balance as of December 31, 2003 includes approximately $9.0 million in net amounts owed to the State of South Carolina relating to the operations of the Barnwell Low-Level Radioactive Waste Disposal Facility.

During 2003, we used $5.2 million in cash for investing activities consisting primarily of $4.8 million for the purchase of property, plant and equipment.

During 2003, we used $2.6 million in cash for financing activities, principally related to the repurchase transaction of our Cumulative Convertible Redeemable Preferred Stock. On December 16, 2003, we repurchased 151,467 shares of our Cumulative Convertible Redeemable Preferred Stock from the investment partnerships controlled by The Carlyle Group for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million. The repurchase transaction improved our near-term cash flow by reducing the dividends on the Cumulative Convertible Redeemable Preferred Stock and replacing them with lower cost debt capital. Additionally, the repurchase transaction simplified our capital structure, enhanced our ability to attract additional capital, and eliminated the market uncertainty over the timing of a future conversion of the Cumulative Convertible Redeemable Preferred Stock and the sale of the underlying common stock by The Carlyle Group.

Fiscal Year 2002:

We generated $37.1 million in cash from operating activities for the year ended December 31, 2002, which is primarily attributable to an increase in costs and estimated earning in excess of billings on uncompleted contracts, which is attributable to the billing and collection of unbilled amounts from 2001 relating to the construction phase of the EMWMF contract. The cash balance as of December 31, 2002 includes approximately $8.7 million in net amounts owed to the State of South Carolina, offset by amounts used in operations.

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

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions. We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue in 2005.

On December 16, 2003, in connection with the Cumulative Convertible Redeemable Preferred Stock repurchase transaction, we entered into a new bank credit facility. As of December 31, 2003, the bank facility consisted of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit, to fund working capital requirements and a six-year $115.0 million term loan. Proceeds of the term loan were used to repay $53.9 million of existing term debt under our prior credit facility and to repurchase 151,467 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.2 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses. In addition, we also paid $0.6 million in dividends during the year for a total of $3.1 million in dividends for 2003. In connection with the bank credit facility, we paid $3.8 million in transaction financing costs and related expenses. The costs were deferred and are being amortized to expense over the term of the bank credit facility.

Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. During 2004, the applicable margin on borrowings under the term loan were 2.75% for prime rate loans and 4.00% for LIBOR loans. Effective February 23, 2005, the bank credit facility was amended to lower the applicable margin on borrowings under the bank credit facility. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization. In addition, the credit facility contains restrictions on our ability to pay cash dividends, other than on the remaining shares of Cumulative Convertible Redeemable Preferred Stock, and limitations on our ability to make acquisitions. The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.

As of December 31, 2004, there were no borrowings outstanding under the revolving line of credit, $7.1 million in outstanding letters of credit, and an $85.0 million six-year term loans bearing interest at LIBOR plus 4.00% (5.16%). As of December 31, 2004, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $7.1 million in outstanding letters of credit, for a net borrowing availability of $22.9 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2004, we had outstanding assurance instruments of $23.2 million, consisting of $7.1 million in letters of credit and $16.1 million in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit agreement up to $15.0 million as a sublimit to the $30.0 million revolving line of credit. The bank credit agreement limits the amount of outstanding surety bonds to $35.0 million.

The following table summarizes our contractual cash obligations as of December 31, 2004 (in 000’s):

	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total
Long-term debt(A)	$858	$1,716	$82,426	$—	$85,000
Capital leases(B)	288	185	43	—	516
Operating leases(B)	3,464	2,539	284	—	6,287
Liability to the State of South Carolina(C)	—	—	—	—	—
Purchase obligations(D)	—	—	—	—	—

(A)       See note 6 to Consolidated Financial Statements.

(B)        See note 20 to Consolidated Financial Statements.

(C)        The liability to the State of South Carolina is based on amounts billed and paid by customers of the waste disposal site less our fee for operating this site. The amount collected and the fee are based on volume of waste disposed, therefore it cannot be accurately estimated.

(D)       We generally do not make unconditional, noncancellable purchase commitments. We enter into purchase orders that have a duration of less than one year in the normal course of business. Certain members of our senior management are subject to employment agreements with one-year automatic extensions unless terminated with proper notice before the end date. As of December 31, 2004, there were no contractual obligations associated with these employment agreements.

Following the Cumulative Convertible Redeemable Preferred Stock repurchase transaction in December 2003, we had 3,002 shares of Cumulative Convertible Redeemable Preferred Stock that remained outstanding with parties other than The Carlyle Group. During 2004, all these shares were converted into common stock at the option of the holders. Pursuant to a stockholders agreement with The Carlyle Group, we purchased the outstanding 3,003 shares of Cumulative Convertible Redeemable Preferred Stock held by The Carlyle Group at a purchase price of $324.67 per share during the fourth quarter of 2004 for approximately $1.0 million.

We believe that cash flows from operations, cash resources at December 31, 2004 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure and debt service requirements for at least the next twelve months. Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases, letters of credit, and surety bonds as of December 31, 2004. (See note 20.)

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005.

We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See note 2 for the pro forma net income and net income per share amounts, for 2004, 2003 and 2002, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

Our major market risk relates to changing interest rates. At December 31, 2004, we have floating rate long-term debt of $85.0 million, of which the current portion is $0.9 million. We entered into an interest rate swap agreement effective on July 22, 2003 partially to mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. This interest rate swap agreement is not designated as a hedge. The contract’s aggregate notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility. Additionally, the credit facility requires us to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans until June 30, 2006. The contract’s notional amount is $30.2 million at December 31, 2004. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract at December 31, 2004 is approximately $0.3 million.

This derivative financial instrument helps us manage our exposure to movements in interest rates by converting our variable rate debt to fixed rate debt. This contract locks in a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies which restrict the usage of derivatives to non-trading purposes.

We had no outstanding borrowings under the revolving credit portion of the credit facility during the twelve months ended December 31, 2004. In addition, we do not have any material foreign currency or commodity risk.

A hypothetical interest rate change of 1% on our bank credit facility would have changed interest expense for the year ended December 31, 2004 by approximately $1.1 million and the interest rate swap agreement would have changed interest expense by $0.4 million in the opposite direction. In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have changed the fair value of the interest swap at December 31, 2004 by approximately $31 thousand. Additionally, changes in market interest rates would impact the fair value of our long-term obligations. The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of December 31, 2004, as the facility bears interest rates that approximate the market.

Item 8.         Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duratek, Inc.:

We have audited the accompanying consolidated balance sheets of Duratek, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules listed under item 15(a)(2). These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Duratek, Inc. as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Baltimore, Maryland
March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duratek, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Duratek, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Duratek, Inc. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Duratek, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Duratek, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Duratek, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004 and related financial statement schedules, and our report dated March 8, 2005, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Baltimore, Maryland
March 8, 2005

DURATEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2004 and 2003
(in thousands of dollars, except share amounts)

	2004	2003
Assets
Current assets:
Cash	$23,296	$35,174
Accounts receivable, net of allowance for doubtful accounts of $158 in 2004 and $842 in 2003	30,997	38,378
Cost and estimated earnings in excess of billings on uncompleted contracts	16,715	15,464
Prepaid expenses and other current assets	13,708	7,760
Total current assets	84,716	96,776
Retainage	1,257	6,685
Property, plant and equipment, net	66,151	69,416
Goodwill	72,129	70,797
Other intangible assets	3,747	4,718
Decontamination and decommissioning trust fund	19,050	20,767
Other assets	21,487	13,985
Total assets	$268,537	$283,144
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$858	$1,150
Accounts payable	15,643	12,851
Due to the State of South Carolina	6,073	12,634
Accrued expenses and other current liabilities	24,646	26,518
Unearned revenues	14,694	21,410
Waste processing and disposal liabilities	6,980	8,001
Total current liabilities	68,894	82,564
Long-term debt, less current portion	84,142	114,825
Facility and equipment decontamination and decommissioning liabilities	40,419	41,180
Other noncurrent liabilities	6,756	6,409
Total liabilities	200,211	244,978
8% Cumulative Convertible Redeemable Preferred Stock, $0.01 par value; 160,000 shares authorized, no shares issued and outstanding at December 31, 2004 and 3,002 shares issued and outstanding at December 31, 2003 (note 11)	—	300
Stockholders’ equity:
Preferred stock—$0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; authorized 35,000,000 shares; issued 16,236,781 shares in 2004 and 15,229,100 shares in 2003	162	152
Capital in excess of par value	86,784	78,375
Deferred compensation employee stock trust	1,323	—
Accumulated deficit	(9,043)	(30,026)
Treasury stock at cost, 1,770,306 shares in 2004 and 1,738,720 shares in 2003	(10,900)	(10,635)
Total stockholders’ equity	68,326	37,866
Commitments and contingencies (note 20)
Total liabilities and stockholders’ equity	$268,537	$283,144

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2004, 2003 and 2002
(in thousands of dollars, except per share amounts)

	2004	2003	2002
Revenues	$286,213	$285,901	$291,536
Cost of revenues	211,315	217,493	229,134
Gross profit	74,898	68,408	62,402
Selling, general and administrative expenses	34,306	33,462	33,583
Income from operations	40,592	34,946	28,819
Interest expense	(6,970)	(6,903)	(5,518)
Other income, net	398	76	285
Income before income taxes, equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	34,020	28,119	23,586
Income taxes	13,098	11,671	9,673
Income before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	20,922	16,448	13,913
Equity in income (loss) of joint ventures	124	202	(148)
Income before cumulative effect of a change in accounting principle	21,046	16,650	13,765
Cumulative effect of a change in accounting principle, net of taxes	—	(2,414)	—
Net income	21,046	14,236	13,765
Preferred stock repurchase premium, dividends and charges for accretion	(63)	(36,154)	(1,279)
Net income (loss) attributable to common stockholders	$20,983	$(21,918)	$12,486
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.48	$(1.44)	$0.92
Cumulative effect of a change in accounting principle	—	(0.18)	—
	$1.48	$(1.62)	$0.92
Diluted:
Before cumulative effect of a change in accounting principle	$1.42	$(1.44)	$0.72
Cumulative effect of a change in accounting principle	—	(0.18)	—
	$1.42	$(1.62)	$0.72

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2004, 2003 and 2002
(in thousands of dollars)

				Deferred			Deferred
			Capital in	Compensation			stock	Total stock-
	Common stock		excess of	Employee	Accumulated	Treasury	compen-	holders’
	Shares	Amount	par value	Stock Trust	deficit	stock	sation	equity
Balance, December 31, 2001	15,070,879	$150	$77,240	$—	$(20,594)	$(9,275)	$(637)	$46,884
Net income	—	—	—	—	13,765	—	—	13,765
Amortization of deferred stock compensation	—	—	—	—	—	—	318	318
Exercise of stock options	57,411	1	329	—	—	—	—	330
Other issuances of common stock	14,129	—	83	—	—	—	—	83
Income tax benefit from exercise of non-qualified stock options	—	—	63	—	—	—	—	63
Treasury stock purchases	—	—	—	—	—	(302)	—	(302)
Preferred stock dividend and charges for accretion	—	—	—	—	(1,279)	—	—	(1,279)
Balance, December 31, 2002	15,142,419	151	77,715	—	(8,108)	(9,577)	(319)	59,862
Net income	—	—	—	—	14,236	—	—	14,236
Amortization of deferred stock compensation	—	—	—	—	—	—	319	319
Exercise of stock options	78,662	1	419	—	—	—	—	420
Other issuances of common stock	8,019	—	45	—	—	—	—	45
Income tax benefit from exercise of non-qualified stock options	—	—	196	—	—	—	—	196
Treasury stock transactions	—	—	—	—	—	(1,058)	—	(1,058)
Preferred stock repurchase premium, dividend and charges for accretion	—	—	—	—	(36,154)	—	—	(36,154)
Balance, December 31, 2003	15,229,100	152	78,375	—	(30,026)	(10,635)	—	37,866
Net income	—	—	—	—	21,046	—	—	21,046
Exercise of stock options	743,050	7	5,352	—	—	—	—	5,359
Other issuances of common stock	4,343	—	84	—	—	—	—	84
Directors’ fee paid in common stock	2,291	—	33	—	—	—	—	33
Conversion of restricted stock units	157,930	2	—	1,323	—	—	—	1,325
Income tax benefit from exercise of non-qualified stock options	—	—	2,641	—	—	—	—	2,641
Treasury stock transactions	—	—	—	—	—	(265)	—	(265)
Preferred stock conversion	100,067	1	299	—	—	—	—	300
Preferred stock dividend	—	—	—	—	(63)	—	—	(63)
Balance, December 31, 2004	16,236,781	$162	$86,784	$1,323	$(9,043)	$(10,900)	$—	$68,326

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2004, 2003 and 2002
(in thousands of dollars)

	2004	2003	2002
Cash flows from operating activities:
Net income	$21,046	$14,236	$13,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,639	15,279	11,850
Deferred income taxes	(83)	4,445	5,038
Cumulative effect of a change in accounting principle, net of taxes	—	2,414	—
Stock compensation expense	246	517	318
Income tax benefit from exercise of non-qualified stock options	2,641	196	63
Provision (recoveries) for doubtful accounts	(558)	46	458
Equity in (income) loss of joint ventures, net of distributions	109	(46)	148
Changes in operating assets and liabilities:
Accounts receivable	7,939	10,151	(844)
Costs and estimated earnings in excess of billings on uncompleted contracts	(8,191)	(6,830)	12,711
Prepaid expenses and other current assets	1,486	871	364
Accounts payable and accrued expenses and other current liabilities	(8,856)	(2,386)	(3,258)
Unearned revenues	(6,716)	4,934	2,984
Waste processing and disposal liabilities	(1,021)	(1,935)	(4,226)
Facility and equipment decontamination and decommissioning liabilities	956	959	943
Retainage	1,781	(1,582)	(2,932)
Other	(891)	(598)	(261)
Net cash provided by operating activities	20,527	40,671	37,121
Cash flows from investing activities:
Additions to property, plant and equipment	(6,242)	(4,839)	(2,649)
Other	(115)	(378)	(164)
Net cash used in investing activities	(6,357)	(5,217)	(2,813)
Cash flows from financing activities:
Net repayments of borrowings under revolving credit facility	—	—	(12,500)
Net proceeds from (repayments of) short-term borrowings	—	—	(7,763)
Proceeds from long-term debt	—	115,000	—
Repayments of long-term debt	(30,975)	(61,149)	(10,651)
Repayments of capital lease obligations	(282)	(388)	(442)
Preferred stock dividends paid	(123)	(3,101)	—
Deferred financing costs paid	(27)	(4,209)	(1,098)
Preferred stock repurchase	—	(49,176)	—
Treasury stock purchases	—	—	(302)
Proceeds from issuance of common stock	5,359	420	330
Net cash used in financing activities	(26,048)	(2,603)	(32,426)
Net increase (decrease) in cash	(11,878)	32,851	1,882
Cash, beginning of year	35,174	2,323	441
Cash, end of year	$23,296	$35,174	$2,323

Supplemental disclosure of non-cash financing activities:

During 2004, the holders of our 8% Cumulative Convertible Redeemable Preferred Stock converted 3,002 shares of the 8% Cumulative Convertible Redeemable Preferred Stock into 100,067 shares.

During 2004 and 2003, we contributed restricted stock units, to the Duratek, Inc. Deferred Compensation Plan. All restricted stock units were exchanged for our common stock, in 2004 and increased treasury stock by $265 in 2004 and $1,058 in 2003.

During 2004, we entered into $189 in capital lease agreements to finance the purchase of machinery and equipment.

During 2003, we entered into $343 in capital lease agreements to finance the purchase of computer equipment.

DURATEK, INC.
Notes to Consolidated Financial Statements
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(1)          Description of Business

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “company”), provide services to commercial and government customers primarily in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our strength lies in our vertical integration of the following:

•       on-site waste management and processing work at customer sites;

•       transportation and logistics services;

•       processing of customer waste at our facilities; and

•       waste disposal.

We own a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Our revenues are derived almost equally from government and commercial customers. Our government work comes largely from the United States Department of Energy (“DOE”). The majority of our commercial clients are commercial nuclear utilities. We also provide services to non-utilities, including pharmaceutical companies, research laboratories, universities, and industrial facilities. We have three business segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

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

(b)          Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and past due balances over 90 days and over a specific amount. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(c)           Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenues, and Retainage

Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We have cost and estimated earnings in excess of billings on uncompleted contracts of $27,849 as of December 31, 2004, of which $16,715 is expected to be collected in the next 12 months. As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next twelve months of $11,134 is included in other assets in our consolidated balance sheets. As of December 31, 2003, cost and estimated earnings in excess of billings on uncompleted contracts was $19,658, of which $15,464 was classified as a current asset and $4,194 is included in other assets in our consolidated balance sheets. We have unearned revenue of $14,694 as of December 31, 2004 and $21,410 as of December 31, 2003.

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions. As of December 31, 2004, we have retainage balances of $6,969, of which $5,712 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2003, we had retainage balances of $8,750, of which $2,065 was included in prepaid expense and other current assets in the consolidated balance sheets.

(d)          Property, Plant and Equipment

Property, plant, and equipment are stated at cost. Equipment under capital leases is stated at the present value of minimum lease payments.

Depreciation on property, plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives of the assets are as follows:

Land improvements	5 to 10 years
Buildings	20 to 35 years
Computer hardware and software	3 years
Furniture and fixtures	5 to 7 years
Machinery and equipment	5 to 12 years
Trucks and vehicles	5 to 15 years

Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant, and equipment is $8,886 for 2004, $10,518 for 2003, and $8,929 for 2002. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(e)           Impairment of Long-lived Assets

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

We tested our goodwill as of January 1 of 2004, 2003, and 2002 in accordance with the standard and concluded that no impairment charge was required.

(f)            Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable (See Note 5 in the Notes to Consolidated Financial Statements).

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

Prior to the adoption of SFAS No. 143, we had estimated the total cost to D&D our facilities and equipment in Tennessee and South Carolina and had been accruing such costs over 25 years, which

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

was the facilities’ estimated useful life. Additionally, we are obligated, under our license granted by the State of South Carolina and the Atlantic Waste Compact Act, for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we were required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund. We recognized our Barnwell closure obligation, which is effectively limited to the amount in the trust fund, for an amount equal to the balance in the trust fund.

(h)         Derivative Financial Instruments

All derivative instruments are recognized as assets or liabilities in the balance sheet at fair value. Fair value adjustments are included in the determination of net income.

We use derivative financial instruments to help us to manage our exposure to movements in interest rates by converting our variable rate debt to fixed rate debt. At December 31, 2004, we had one contract that locks in a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies which restrict the usage of derivatives to non-trading purposes.

(i)            Deferred Compensation

We have contributed shares of our common stock to the Deferred Compensation Plan. In accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested, assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trust is classified in stockholder’s equity and generally accounted for in the manner of treasury stock.

(j)             Revenue Recognition

Contract Revenue and Cost Recognition

We have contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work and the corresponding revenue recognition. Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. The following describes our policies for these contract types:

Time-and-materials contracts—we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and cost control.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

Cost-plus award or incentive fee contracts—we are reimbursed for allowable costs and fees, which may be fixed or performance-based. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or any applicable regulations, we may not be able to obtain reimbursement for all such costs. We are awarded fees if we meet certain contract commitments, including schedule, budget, and safety. If any of these commitments are not accepted, we could have a reduction in expected revenues. Quarterly assessments are made to measure our compliance with established contract commitments. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured.

Firm-fixed-price and fixed-unit-rate contracts—we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized using the percentage-of-completion method of accounting, and is based on the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

We record contract claims and pending change orders, including requests for equitable adjustment, when revenue is probable, which generally is when accepted in writing by the customer. The cost to perform the work related to these claims and pending change orders, including requests for equitable adjustments, is included in our estimates of contract profitability. As of December 31, 2004, there are approximately $1.4 million outstanding requests for equitable adjustments in Federal Services and approximately $0.3 million outstanding in Commercial Services related to scope changes or contract negotiations. As of December 31, 2004, no amount of these claims has been included in the contract value.

From time to time, subcontractors request contract change orders related to scope changes that are requested by our customers where we have made identical claims to the customers. Subcontractors have requested contract change orders totaling approximately $6.7 million related to scope changes requested by our customers where we have made identical claims to the customers. Based on agreement with our customers and our understanding of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. These amounts have not been included in the results of our operations.

Provisions for estimated losses on individual contracts are made in the period in which the losses are identified and include all estimated direct costs to complete the contract (excluding future general and administrative costs expected to be allocated to the contract). Contract acquisition costs are expensed as incurred.

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Commercial Waste Processing

The commercial waste processing operations have contracts with commercial companies and governmental agencies to provide waste processing services. Our services are provided primarily under fixed-unit-price contracts and usually require us to ship the processed waste for burial on behalf of the customer. Our value added service is volume reduction of contaminated materials to reduce the economic costs of burial. Revenue is recognized as units of waste are processed based on the unit prices quoted in the contracts. Our fixed unit price contracts provide for additional customer billings if the characterization of waste received is different from contract specifications or for certain increases in burial costs, both of which are estimated at the time waste is received and sorted. Sometimes variances in weight and waste classification occur. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the contract.

Disposal

Revenues from the operation of a low level radioactive waste disposal facility in Barnwell, South Carolina are recognized in accordance with the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”). Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the site that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the site are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs. Our results from July 1, 2000 forward are based on the economic regulation imposed by the Atlantic Waste Compact Act.

(k)          Income Taxes

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(l)             Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation—Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) attributable to common shareholders if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	2004	2003	2002
Net income	$21,046	$14,236	$13,765
Add: stock-based employee compensation expense included in reported net income, net of taxes	151	147	31
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	1,002	1,002	1,048
Pro forma net income	20,195	13,381	12,748
Deduct: preferred stock repurchase premium, dividends, and charges for accretion	63	36,154	1,279
Pro forma net income (loss) attributable to common stockholders	$20,132	$(22,773)	$11,469
Income (loss) per share:
Basic—as reported	$1.48	$(1.62)	$0.92
Basic—pro forma	$1.42	$(1.68)	$0.85
Diluted—as reported	$1.42	$(1.62)	$0.72
Diluted—pro forma	$1.36	$(1.68)	$0.60

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2004, 2003, and 2002:

	2004	2003	2002
Risk free interest rate	4.2%	4.3%	3.8%
Expected volatility	61%	64%	64%
Expected life	4 years	4 years	4 years
Contractual life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%
Fair value of options granted	$9.71	$6.06	$3.30

(m)      New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) recently issued Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of expense in our consolidated statements of income.

We are required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See note 2(k) for the pro forma net income and net income per share amounts, for 2004, 2003 and 2002, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have an adverse impact on our consolidated statements of income and net income per share.

(n)         Research and Development

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(o)          Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) the cost to complete long-term contracts, (ii) the cost to D&D facilities and equipment, (iii) recovery of long-lived assets, including goodwill, and (iv) contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

(p)          Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of FASB Statement No. 143, Accounting for Asset Retirement Obligations, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries for environmental remediation costs from third parties would be recorded when agreed upon with a third party.

(q)          Reclassifications

Certain amounts for 2003 and 2002 have been reclassified to conform to the presentation for 2004.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(3)          Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflect the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in our income. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 2004, 2003, and 2002 consist of the following:

	2004	2003	2002
Numerator:
Net income (loss) attributable to common stockholders	$20,983	$(21,918)	$12,486
Add: Income impact of assumed conversions—preferred stock dividends and charges for accretion(1)	63	—	1,279
Net income (loss)	21,046	(21,918)	13,765
Add: cumulative effect of a change in accounting principle, net of taxes	—	2,414	—
Net income (loss) before cumulative effect of a change in accounting principle	$21,046	$(19,504)	$13,765
Denominator:
Weighted-average shares outstanding	14,191	13,561	13,504
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	569	—	260
Restricted stock	—	—	95
Convertible redeemable preferred stock	—	—	5,251
	569	—	5,606
Diluted weighted average common shares outstanding	14,760	13,561	19,110
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$1.48	$(1.44)	$0.92
Cumulative effect of a change in accounting principle	—	(0.18)	—
	$1.48	$(1.62)	$0.92
Diluted:
Before cumulative effect of a change in accounting principle	$1.42	$(1.44)	$0.72
Cumulative effect of a change in accounting principle	—	(0.18)	—
	$1.42	$(1.62)	$0.72

(1)          In 2003, we had a net loss attributable to common stockholders. Accordingly, there is no dilutive impact on earnings per share.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

The effects on weighted average shares outstanding of options to purchase common stock and other potentially dilutive securities of the Company that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive were 2,362 shares as of December 31, 2003 and 646 shares as of December 31, 2002. There are no anti-dilutive shares as of December 31, 2004.

(4)          Property, Plant and Equipment

Property, plant and equipment as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Land and land improvements	$3,871	$3,522
Buildings	43,297	42,659
Computer hardware and software	5,388	4,270
Furniture and fixtures	2,584	2,584
Machinery and equipment	62,797	59,862
Trucks and vehicles	1,818	986
Leasehold improvements	182	162
Capital leases	2,556	2,367
Construction in progress	1,964	2,590
	124,457	119,002
Less accumulated depreciation and amortization	58,306	49,586
	$66,151	$69,416

(5)          Goodwill and Other Intangible Assets

Under SFAS No. 142, we no longer amortize goodwill, rather goodwill is tested for impairment at least annually. During 2004, 2003, and 2002, we tested our goodwill in accordance with the standard and concluded that no impairment charge was required.

In 2004, the goodwill and deferred tax liability balances were increased by $1,332 for certain deferred tax liabilities related to prior year acquisitions.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents. We do not have any other intangible assets that are not subject to amortization. Other intangible assets as of December 31, 2004 consist of the following:

		As of December 31, 2004		As of December 31, 2003
	Amorti -zation period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Barnwell operating rights	8 yrs	$7,340	$(4,129)	$7,340	$(3,211)
Patents	20 yrs	1,553	(1,045)	1,545	(990)
Covenants-not-to-compete	17 yrs	102	(74)	102	(68)
Total		$8,995	$(5,248)	$8,987	$(4,269)

Aggregate amortization expense for amortizing intangible assets was $979 for the year ended December 31, 2004, $978 for the year ended December 31, 2003, and $1,654 for the year ended December 31, 2002. Estimated annual amortization expense for the next five years beginning January 1, 2005 is $979 for fiscal years ended December 31, 2005 through December 31, 2007, $521 for fiscal year ended December 31, 2008, and $60 for fiscal year ended December 31, 2009.

(6)          Long-Term Debt

Long-term debt as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Bank Credit Facility:
Term loan, interest payable quarterly, due December 16, 2009	$85,000	$115,000
Cumulative Convertible Redeemable Preferred Stock	—	975
	85,000	115,975
Less: current portion of long-term debt	858	1,150
	$84,142	$114,825

In December 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction (See Note 11 in our Notes to Consolidated Financial Statements), we entered into a new bank credit facility. This bank credit facility consists of a $30,000 revolving line of credit, which includes a $15,000 sub limit for the issuance of standby letters of credit, and a six-year $115,000 term loan. Proceeds of the term loan were used to repay $53,918 of existing term debt and accrued interest under our prior credit facility and to repurchase 151 shares of the Cumulative Convertible Redeemable Preferred Stock for $49,176 in cash plus accrued and unpaid dividends of $2,472, net of transaction costs and related expenses. Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. At December 31, 2004 and 2003, there were no outstanding borrowings under the revolving line of credit. Effective February 23, 2005, the bank

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

credit facility was amended to lower the applicable margin on borrowings under the bank credit facility. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The term loan must be prepaid to the extent of any excess cash flows, as defined. The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions. As of December 31, 2004, we were in compliance with the provisions of the bank credit facility, including all financial covenant requirements. The bank credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries. As of December 31, 2004, the $30,000 in total available borrowings under the revolving line of credit was reduced by $7,093 in outstanding letters of credit, for a net borrowing availability of $22,907 under the revolving line of credit. As of December 31, 2004, $85,000 of the six-year term loans remains outstanding from the $115,000 term loans issued in December 2003. During 2004, we made $30,000 in payments on the term loans of which $1,020 were scheduled repayments and $28,980 were voluntary prepayments.

Aggregate maturities of long-term debt as of December 31, 2004 are as follows:

2005	$858
2006	858
2007	858
2008	858
2009	81,568
$85,000

We paid interest of $6,134 in 2004, $2,705 in 2003, and $4,230 in 2002.

(7)          Due to the State of South Carolina

On an annual basis, following the State of South Carolina’s fiscal year end on June 30, we remit the net of the amounts billed and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year, pursuant to the provisions of the Act (note 2(i)). As of December 31, 2004, we had a balance due to the State of South Carolina of $6,073, of which $2,364 is billed but uncollected. As of December 31, 2003, we had balance Due to the State of South Carolina of $12,634, of which $3,628 was billed but uncollected.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(8)          Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Salaries and related expenses	$13,625	$11,185
Contract costs—subcontractors	4,512	6,398
Other accrued expenses	6,509	8,935
	$24,646	$26,518

(9)          Waste Processing and Disposal Liabilities

Our waste processing technologies create waste by-products (“secondary waste”), which generally requires transportation and disposal costs to be incurred. We accrue the estimated costs of transportation and disposal based on the characterization of the waste and contractual disposal rates currently in effect at the disposal sites. The ultimate cost of disposal will depend on the actual contamination of the waste, volume reduction, activity, and disposal density. We had an accrual for the expected cost of secondary waste of $3,603 as of December 31, 2004 and $2,760 as of December 31, 2003.

In addition, we had accrued for customer waste that has been completely processed and is awaiting shipment for burial of $3,377 as of December 31, 2004, and $5,241 as of December 31, 2003, based on contractual rates, which are negotiated annually.

(10)   Facility and Equipment Decontamination and Decommissioning (“D&D”)

We are responsible for the cost to D&D our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites. These costs will generally be paid upon the closure of these facilities or the disposal of this equipment. We are also obligated, under our license granted by the State of South Carolina and the Atlantic Waste Compact Act, for the Barnwell closure and we are required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund. During 2004, $2,855 was used to fund decommissioning activity at the Barnwell Low-Level Radioactive Waste Disposal Facility, therefore decreasing the trust fund balance.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

Our D&D liabilities consist of the following as of December 31, 2004 and 2003:

	2004	2003
Facilities & equipment ARO	$21,369	$20,413
Barnwell closure	19,050	20,767
	$40,419	$41,180

We recognized accretion expense of $978 in 2004 and $969 in 2003. Had we adopted SFAS No. 143 on January 1, 2002, our accretion expense would have been $877 in 2002 and our income (loss) and income (loss) per diluted share would have been $12,968 and $0.68, respectively.

The following is a reconciliation of our facility & equipment ARO for 2004 and 2003:

	2004	2003
Balance at January 1	$20,413	$19,344
Accretion expense	978	969
Liabilities incurred during the year	60	55
ARO estimate adjustments	(82)	45
Balance at December 31	$21,369	$20,413

We update our closure and remediation cost estimates for D&D on an annual basis. These estimates are based on current technology, regulations, and burial rates. We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Future changes in these factors could have a material impact on these estimates.

We have purchased insurance to fund our obligation to clean and remediate our Tennessee facilities and equipment upon closure. We are accounting for these insurance policies using deposit accounting, whereby a portion of the premiums paid are viewed as funding to cover our obligation and is capitalized as a deposit asset. This asset has no impact on the asset retirement obligation. The remainder of the premium is being charged to earnings in the period in which the premiums are paid. The deposit asset is included in other assets in our consolidated balance sheets and is $2,043 as of December 31, 2004 and $1,805 as of December 31, 2003. Related insurance expense was $629 in 2004, $614 in 2003, and $627 in 2002. In addition, we were required to place cash deposits in escrow relating to the insurance policy for the Bear Creek Operations Facility. The cash deposits in escrow are included in other assets in our consolidated balance sheets and were $3,564 as of December 31, 2004 and $2,024 as of December 31, 2003.

(11)   8% Cumulative Convertible Redeemable Preferred Stock

In January 1995, we issued 160 shares of Cumulative Convertible Redeemable Preferred Stock and an option (the “Carlyle Option”) to purchase up to an additional 1,250 shares of our common stock. The Cumulative Convertible Redeemable Preferred Stock was initially convertible into our common stock at a conversion price of $3.00 per share and, if not previously converted, we were required to redeem the outstanding Cumulative Convertible Redeemable Preferred Stock on September 30, 2005 for

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

$100 per share plus accrued and unpaid dividends, unless such date was extended with the approval of the holders of the Cumulative Convertible Redeemable Preferred Stock.

On December 16, 2003, we repurchased 151 shares of our Cumulative Convertible Redeemable Preferred Stock from investment partnerships controlled by The Carlyle Group for $49,176 in cash plus accrued and unpaid dividends of $2,472. The purchase was based on a price of $9.74 per share of our common stock. Each share of Cumulative Convertible Redeemable Preferred Stock was convertible into 33.333 shares of our common stock. As of December 31, 2003, there were 3 shares of Cumulative Convertible Redeemable Preferred Stock outstanding that were held by The Carlyle Group. Prior to this repurchase transaction, there were 157 shares of Cumulative Convertible Redeemable Preferred Stock outstanding.

In connection with the repurchase transaction, we entered into a stockholder agreement with The Carlyle Group. The stockholders agreement provided that we were obligated to purchase the outstanding 3 shares of Cumulative Convertible Redeemable Preferred Stock from The Carlyle Group on or before September 29, 2005 at a minimum purchase price of $324.67 per share. Pursuant to these terms, we purchased the remaining 3 shares from The Carlyle Group during the fourth quarter of 2004 for approximately $975.

Following the Cumulative Convertible Redeemable Preferred Stock repurchase transaction in December 2003, we had 3 shares of Cumulative Convertible Redeemable Preferred Stock that remained outstanding with parties other than The Carlyle Group. During 2004, all these shares were converted into common stock at the option of the holder.

(12)   Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility. The credit facility requires us to have in place an interest rate protection arrangement for an aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006. This interest rate swap agreement is not designated as an accounting hedge. The contract’s notional amount is $30,181 at December 31, 2004. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract, which was based upon the fair value estimate by a financial institution, is approximately $272 as of December 31, 2004 and approximately $7 as of December 31, 2003, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

Adjustments to the fair value of the contract are included in other income, net and was a gain of $265 in 2004 and a gain of $7 in 2003.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(13)   Fair Value of Financial Instruments

The fair value of cash, accounts receivable, other receivables, accounts payable, and accrued expenses approximates the carrying amount due to the short maturities of these instruments. Under our bank credit facility, we have outstanding $85,000 in long-term debt, which approximates the fair value as of December 31, 2004.

(14)   Stock Compensation and Stockholders’ Rights

(a)         Stock Option Plan

In May 2000, our stockholders approved the 1999 Stock Option and Incentive Plan which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares, and performance units on shares) to our directors, officers, and employees for issuance of up to 5,000 shares of common stock in the aggregate. As of December 31, 2004, we had 1,537 of outstanding options.

Changes in options outstanding are as follows:

	Weighted
	average
	exercise	Number of
	price	shares
December 31, 2001	$6.81	1,523
Granted	4.41	537
Exercised	5.75	(57)
Terminated and expired	6.30	(20)
December 31, 2002	6.19	1,983
Granted	8.11	309
Exercised	5.39	(82)
Terminated and expired	7.60	(207)
December 31, 2003	6.38	2,004
Granted	13.30	338
Exercised	6.62	(743)
Terminated and expired	7.72	(62)
December 31, 2004	$7.75	1,537

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

The following table summarizes information about outstanding and exercisable options at December 31, 2004:

Outstanding				Exercisable
		Weighted
		average	Weighted		Weighted
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
price	outstanding	life	price	exercisable	price
$3.92 – $5.75	719	6.40 years	$4.65	432	$4.88
$8.13 – $8.75	411	7.22 years	$8.15	168	$8.19
$10.13 – $10.63	407	8.01 years	$12.84	69	$10.57
	1,537			669

Certain stock options issued in 2000, granted to our executive officers, have exercise prices that were less than the fair value of our common stock on the date of grant. The difference of $269 was recorded as deferred compensation and was being recognized over the vesting period. These options fully vested by December 31, 2003. We recognized compensation expense of $54 during each of the years ended December 31, 2003 and 2002. In addition, during 2003, the vesting term of certain stock options were accelerated. As a result, we recognized compensation expense of $246 in 2004 and $198 in 2003.

(b)          Restricted Stock Units

Upon approval of the Plan by the stockholders in May 2000, two of our senior executives were granted 158 restricted stock units. The units vested over a four-year period. Upon vesting, the executives had the right to receive common stock in exchange for such units. We accounted for this plan as a compensatory fixed plan under APB Opinion No. 25, which resulted in a compensation charge of approximately $1,323 of which $264 was recognized during each of the years ended December 31, 2003 and 2002. In January 2004, all restricted stock units were vested and these restricted stock units were exchanged for our common stock and transferred to the Duratek Deferred Compensation Plan (note 17).

(c)           Stockholder Rights

On December 16, 2003, our Board of Directors approved a stockholder rights plan. Under this plan, each share of our common stock and each share of our Cumulative Convertible Redeemable Preferred Stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to affect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, at a value that is twice that of the exercise price of the rights.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(15)   Income Taxes

Income taxes (benefit) for the years ended December 31 2004, 2003, and 2002 consist of the following:

	2004	2003	2002
Current:
State	$984	$933	$691
Federal	12,197	6,293	3,885
Foreign	—	—	59
	13,181	7,226	4,635
Deferred:
State	69	1,019	854
Federal	(152)	3,426	4,184
	(83)	4,445	5,038
	$13,098	$11,671	$9,673

Income taxes is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes, equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle as follows:

	2004	2003	2002
Federal income taxes at statutory rate	$11,907	$9,842	$8,255
State income taxes, net of Federal tax benefit	685	1,269	1,004
Other	506	560	414
	$13,098	$11,671	$9,673

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 are presented below:

	2004	2003
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$61	$356
Decontamination and decommissioning liabilities	6,611	4,165
Net operating loss carryforwards	944	865
Accrued compensation	1,469	1,652
Other	943	858
	10,028	7,896
Less: valuation allowance	503	650
Net deferred tax assets	9,525	7,246
Deferred tax liabilities:
Prepaid expense	(1,363)	(763)
Plant, equipment, and intangibles principally due to differences in depreciation and amortization	(12,733)	(9,805)
Net deferred tax liabilities	$(4,571)	$(3,322)

In 2004, deferred tax liabilities were increased by $1,332 to correct the recording of certain deferred tax liabilities related to prior year acquisitions.

At December 31, 2004, we had state net operating loss carryforwards, net of valuation allowances, of $441 that expire at various dates up to 2022.

In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have deemed a valuation allowance of $503 as necessary at December 31, 2004, and $650 at December 31, 2003.  The net change in the valuation allowance for the year ended December 31, 2004 was a decrease of $147. During 2003, we increased our valuation allowance by $178, primarily for certain capital loss carryforwards that may not be realized. During 2002, we decreased our valuation by $182.

We paid income taxes of $16,209 in 2004, $3,532 in 2003, and $5,144 in 2002. The amount paid in for 2004 includes $4,649 relating to 2003.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(16)   Profit Investment Plan

We maintain a Profit Investment Plan for employees. The Profit Investment Plan permits pre-tax contributions to the Profit Investment Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 60% of base compensation. We match 25% of a participant’s eligible contributions based on a formula set forth in the Profit Investment Plan and may make additional matching contributions. Our contributions vest at a rate of 20% per year of service. Our matching contributions were $1,445 for the year ended December 31, 2004, $1,381 for the year ended December 31, 2003, and $1,247 for the year ended December 31, 2002.

(17)   Deferred Compensation Plan

In 2003, we established the Duratek, Inc. Deferred Compensation Plan (“the Plan”) to allow certain eligible key employees to defer a portion of their compensation. The participant’s contributions earn income based on the performance of the investment funds they select. We are invested in three life insurance products that are designed to closely mirror the performance of the investment funds that the participants select. These investments, which are recorded at their fair market value, are included in other assets in our consolidated balance sheets.

In December 2003, the vested portion of the restricted stock units issued to two of our senior executives were contributed to the Plan and in January 2004, the remaining portion of restricted stock units vested and were contributed to the Plan (note 14). These restricted stock units are being held in trust, and in January 2004, all of the restricted stock units were exchanged for our common stock. Our shares have been contributed to the rabbi trust and the corresponding liability related to the deferred compensation plan is presented as a component of stockholders’ equity as deferred compensation employee stock trust in the amount of $1,323.

(18)   Related Party Transactions

Two of our executive officers held loans in the amount of $431 at December 31, 2003. During 2004, the outstanding balance was repaid.

(19)   Segment Reporting and Business Concentrations

We have three primary segments: (i) Federal Services (“FS”), (ii) Commercial Services (“CS”), and (iii) Commercial Processing and Disposal (“CPD”). we realigned our reporting segments for the following:

•        During the first quarter of 2003, we realigned our reporting segments to include the results of our Memphis operations in the CS segment from the CPD segment. The related revenues were $3,943 in 2004, $3,634 in 2003, and $3,071 in 2002.

•        During the first quarter of 2004, we realigned certain projects from our CS segment to our CPD segment. The related revenues were $1,586 in 2004, $1,629 in 2003, and $2,059 in 2002.

•        During the fourth quarter of 2004, we realigned our reporting segments to include the transportation services provided for customers of the CPD segment in the CS segment from the CPD segment. Previously, this service was reflected as an intercompany transaction and revenue

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

was attributed to the CPD segment. Through process improvement, the processing of intercompany transactions is no longer necessary and the revenues from the transportation service and subcontract services are now being included in the CS segment. The related revenues were $2,547 in 2004, $4,418 in 2003, and $5,399 in 2002.

•        During the fourth quarter of 2004, we realigned our reporting segments to include the subcontract services provided by our CS segment to our FS segments in the CS segment from the FS segment. Previously, this service was reflected as an intercompany transaction and revenue was attributed to the FS segment. Through process improvement, the processing of intercompany transactions is no longer necessary and the revenues from this subcontract work are now being included in the CS segment. The related revenues were $614 in 2004, $615 in 2003, and $0 in 2002.

The consolidated statement of operations for the years 2004, 2003, and 2002 do not change.

We evaluate the segments’ operating income results to measure performance. The following is a brief description of each of the segments:

(a)         FS Segment

Our FS segment provides the following services for the DOE and other government entities:

•       radioactive and hazardous waste characterization;

•       storage, processing, packaging, transportation, and disposal services;

•       nuclear facility commissioning, operations, and decommissioning;

•       technology and engineering expertise; and

•       on-site environmental remediation services on large government projects.

(b)          CS Segment

Our CS segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories, including:

•       on-site liquid and solid waste processing;

•       transportation logistics (including casks, brokerage services, and large component disposition);

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(c)           CPD Segment

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

At the South Carolina facilities, we perform the following operations:

•       operate a low level radioactive waste disposal facility in Barnwell, South Carolina for the State of South Carolina;

•       materials processing and packing for disposal; and

•       specialty waste processing for nuclear power plants.

	As of and for the Year Ended December 31, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers(1)	$115,565	$83,783	$86,865	$—	$286,213
Income from operations	16,411	14,351	9,830	—	40,592
Interest expense	—	—	—	(6,970)	(6,970)
Other income, net	—	—	—	398	398
Income taxes	—	—	—	13,098	13,098
Equity in income of joint ventures	204	—	—	(80)	124
Net income	16,615	14,351	9,830	(19,750)	21,046
Depreciation and amortization expense	443	2,440	6,540	1,216	10,639
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets(2)	1,240	23,372	43,673	1,613	69,898
Capital expenditures for additions to property, plant and equipment	186	2,669	2,129	1,258	6,242
Total assets	70,736	69,740	92,735	35,326	268,537

(1)          Intercompany revenues have been eliminated. Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

	As of and for the Year Ended December 31, 2003
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers(1)	$125,224	$78,349	$82,328	$—	$285,901
Income from operations	11,847	14,752	8,347	—	34,946
Interest expense	—	—	—	(6,903)	(6,903)
Other income, net	—	—	—	76	76
Income taxes	—	—	—	11,671	11,671
Equity in income of joint venture	250	—	—	(48)	202
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)
Net income	12,097	14,752	8,347	(20,960)	14,236
Depreciation and amortization expense	1,093	2,400	6,754	5,032	15,279
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets(2)	1,352	24,249	47,300	1,233	74,134
Capital expenditures for additions to property, plant and equipment	180	2,565	1,823	271	4,839
Total assets	70,678	68,446	99,883	44,137	283,144

	As of and for the Year Ended December 31, 2002
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers(1)	$135,310	$71,342	$84,884	$—	$291,536
Income from operations	11,510	9,287	8,022	—	28,819
Interest expense	—	—	—	(5,518)	(5,518)
Other income, net	—	—	—	285	285
Income tax	—	—	—	9,673	9,673
Equity in loss of joint venture	—	—	—	(148)	(148)
Net income	11,510	9,287	8,022	(15,054)	13,765
Depreciation and amortization expense	646	1,772	6,425	3,007	11,850
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets(2)	2,262	39,648	30,373	2,679	74,962
Capital expenditures for additions to property, plant and equipment	419	757	633	840	2,649
Total assets	69,311	89,542	81,484	13,795	254,132

(1)          Intercompany revenues have been eliminated. Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

(d)          Business Concentrations

Our revenues are derived primarily from contracts with utility companies and from subcontracts with a number of DOE prime contractors. Our revenues are derived almost equally from government and commercial customers. Revenues from DOE contractors and subcontractors represented approximately 43% of consolidated revenues in 2004, 45% in 2003, and 50% in 2002. The Federal Services work that we performed for customers that represent greater than 10% of our consolidated revenues were with Bechtel Corporation and Fluor Corporation. No commercial customer represented more than 10% of consolidated revenues for the years ended December 31, 2004, 2003, and 2002.

Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $12,750 and $18,837, respectively, at December 31, 2004, and $16,226 and $12,706, respectively, at December 31, 2003.

The CPD segment is primarily reliant upon a single provider for its burial services for both customer and secondary waste disposal. We have an agreement in place at set rates through December 31, 2005.

(20)   Commitments and Contingencies

(a)         Leases

We have several noncancellable leases which cover real property, machinery and equipment, and certain manufacturing facilities. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $3,937 for the year ended December 31, 2004, $3,531 for the year ended December 31, 2003, and $3,588 for the years ended December 31, 2002.

We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next four years. At December 31, 2004 and 2003, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2004	2003
Computer equipment	$530	$341
Machinery and equipment	1,197	1,197
Trucks and vehicles	829	829
	2,556	2,367
Less accumulated amortization	1,971	1,649
	$585	$718

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

Amortization of assets held under capital leases is included with depreciation expense.

The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2004:

	Operating	Capital
2005	$3,464	$288
2006	1,902	138
2007	637	47
2008	284	43
Future minimum lease payments	$6,287	516
Less: portion representing interest		37
Less: current portion of capital lease obligation		268
Long-term portion of capital lease obligation		$211

The short-term portion of the capital lease obligation is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligation is included in other noncurrent liabilities in our consolidated balance sheets.

(b)          Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2004, we had outstanding assurance instruments of $23,165, including $7,093 in letters of credit and $16,072 in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit facility up to $15,000 as a sublimit to the $30,000 revolving line of credit. In addition, the bank credit agreement limits the total amount of outstanding supplemental letters of credits, as defined in the credit agreement, and surety bonds to $35,000. Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(c)           Legal Proceedings

On September 21, 2004, Washington State Department of Ecology (“Ecology”) issued a Notice of Penalty Incurred and Due No. 1672 with a fine of $270 jointly and severally assessed against the U.S. Department of Energy—Richland Operations, the U.S. Department of Energy—Office of River Protection, Fluor Hanford Incorporated, and Duratek Federal Services of Hanford, Inc. Ecology issued the Notice of Penalty listing four types of violations: Facility Reporting, Personnel Training, Facility Record Keeping, and General Waste Analysis. The four issues are positions that Ecology has taken relating to how certain drums of material sent off site for treatability studies were handled. All

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

the named parties disagree with the finding and are working as a joint defense team. The DOE is leading the appeal effort, and the named parties filed an appeal with Ecology in Hanford, Washington on October 20, 2004. The Department of Justice has joined the appeal in support of the DOE, Fluor Hanford, and Duratek. The Administrative Appeals Judge has approved the schedule for the case with the final hearing scheduled for January of 2006. Discovery began in February of 2005.

In December 2003, we received a Request for Equitable Adjustment (“REA”) from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $6,700 to an ongoing, fixed-price subcontract between PAS and Duratek Federal Services, Inc. for asbestos-abatement services. The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”). PAS has claimed amounts based on an extrapolation of their total anticipated cost through completion of this project over a substantially extended performance period, not just based on costs incurred to date. It assumes ongoing project inefficiencies resulting from nine alleged causes.

Duratek received REAs totaling $300 for two of the nine sub-claims during 2004. We are still evaluating the remaining REAs. It is unclear at this time whether the remaining elements of the REA have merit; however, we believe that we have valid defenses to most, if not all, of the remaining claims asserted by PAS. If we determine that additional elements of the REA have merit, it is unclear what portion of those REA elements, if any, may be passed through to our customer for payment.

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc., et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004. The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group. The total amount of payments listed in the complaint is $6,900. We believe that the claim of the Unsecured Creditors of The IT Group is without merit. We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability. We have not received a response back. We will continue to vigorously defend ourselves. The case is currently in the discovery period.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts. The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG. The complaint alleged that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance due to MMT’s release of SEG from obligations to pay $8,000 to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1,500 of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers. On or about February 11, 2005, Westinghouse, Duratek, and the Trustee entered into an agreement to settle the adversary proceeding in exchange for a payment by Viacom to the

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

Trustee in the amount of $4,500. As part of this settlement agreement, which has been submitted to the court for approval, Duratek will pay nothing and will receive a full release from the Trustee, as will Westinghouse. Viacom and Duratek have executed a separate agreement in which Viacom has agreed to make all payments to the Trustee and not to seek indemnity or contribution from Duratek; this agreement also contains mutual releases between Viacom and Duratek. Upon approval by the court of the settlement, which is expected, this claim will be resolved fully.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business. Our management believes that the ultimate resolution of matters in litigation, administrative proceedings, or other matters, including those described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

(21)   Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2004
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$64,182	$73,555	$77,403	$71,073	$286,213
Gross profit	15,932	17,707	24,842	16,417	74,898
Income from operations	7,285	10,315	16,836	6,156	40,592
Net income	3,085	5,638	9,318	3,005	21,046
Net income attributable to common stockholders	3,073	5,598	9,310	3,002	20,983
Income per common share:
Basic	$0.22	$0.40	$0.65	$0.21	$1.48
Diluted	$0.21	$0.38	$0.63	$0.20	$1.42

The income per common share for certains quarters and for the year ended December 31, 2004 have been revised due to the correction of the weighted-average shares outstanding to include the common stock held by the deferred compensation employee stock trust.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2004, 2003, and 2002
(in thousands of dollars and shares, except per share dollars)

	Year Ended December 31, 2003
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
Revenues	$63,830	$76,790	$72,517	$72,764	$285,901
Gross profit	13,269	19,255	18,940	16,944	68,408
Income from operations	5,236	12,015	10,168	7,527	34,946
Net income before cumulative effect of a change in accounting principle	2,592	6,583	5,632	1,843	16,650
Cumulative effect of a change in accounting principle, net of tax	(2,414)	—	—	—	(2,414)
Net income	178	6,583	5,632	1,843	14,236
Net income attributable to common stockholders	(137)	6,268	5,317	(33,366)	(21,918)
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$0.17	$0.46	$0.39	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.18)	—	—	—	(0.18)
	$(0.01)	$0.46	$0.39	$(2.46)	$(1.62)
Diluted:
Before cumulative effect of a change in accounting principle	$0.13	$0.34	$0.29	$(2.46)	$(1.44)
Cumulative effect of a change in accounting principle	(0.12)	—	—	—	(0.18)
	$0.01	$0.34	$0.29	$(2.46)	$(1.62)

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

b)              Management’s annual report on internal control over financial reporting.

The Company’s management is responsible for the preparation and integrity of the consolidated financial statements appearing in our Form 10-K and Annual Report. The consolidated financial statements were prepared in conformity with United States generally accepted accounting principles and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the financial statements.

The Company’s management is also responsible for establishing and maintaining adequate internal controls over financial reporting. We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

Our control environment is the foundation for our system of internal controls over financial reporting and is embodied in our Code of Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal controls over financial reporting are supported by formal policies and procedures that are reviewed, modified and improved as changes occur in business conditions and operations.

The Audit Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent auditors to review and discuss internal controls over financial reporting and accounting and financial reporting matters. The independent auditors and internal auditors report to the Audit Committee and accordingly have full and free access to the Audit Committee at any time.

The Company’s management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting and which is included herein.

c)   Attestation Report of the registered public accounting firm.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. KPMG LLP’s attestation report on management’s assessment of the Company’s internal control over financial reporting appears in Item 8 of this report.

d)   Changes in Internal Controls.

There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Item 9B.               Other Information

None

Part III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding our Executive Officers is set forth in Part I of this annual report under the caption Item 1—“Business—Executive Officers”.

Information regarding our Board of Directors is incorporated by reference from the text and tables under “Election of Directors” in our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 5, 2005 (the “2005 Proxy Statement”).

As part of our system of corporate governance, we have adopted a code of ethics that is specifically applicable to our chief executive officer and president, chief financial officer and controller. This code of ethics is available on our website at www.duratekinc.com under the Investor Relations / Corporate Governance Section.

Item 11.                 Executive Compensation

The text and tables under “Executive Officer Compensation” in our 2005 Proxy Statement are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The stock ownership information contained in the text and tables under “Security Ownership of Certain Beneficial Owners and Management” in our 2005 Proxy Statement is incorporated herein by reference.

We know of no arrangements the operation of which may at a subsequent date result in a change of control of the Company.

The text and table under “Equity Compensation Plan Information” in our 2005 Proxy Statement are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The text under “Executive Officer Compensation” and “Certain Transactions” in our 2005 Proxy Statement is incorporated herein by reference.

Item 14.      Principal Accountant Fees and Services

The text and table under the proposal with respect to the selection of KPMG, LLP as Auditor in our 2005 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) (1)                 The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:

(a) (2)                 The following is a list of all financial statement schedules for the years ended December 31, 2004, 2003, and 2002 filed as part of this Report:

Schedule II—Valuation and Qualifying Accounts

Schedule III—Ratio of Earnings to Fixed Charges

Schedules other than those listed above have been omitted because they are not required or are not applicable, or the required information has been included in the Consolidated Financial Statements or the Notes thereto.

(a) (3)                 See accompanying Index to Exhibits

(b)                                    Exhibits

See accompanying Index to Exhibits.

(c)                                     Financial Statement schedules and other Financial Statements.

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURATEK, INC.
Dated: March 11, 2005	By:	/s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 11, 2005	By:	/s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer
Principal Financial Officer:
March 11, 2005	/s/ ROBERT F. SHAWVER
Robert F. Shawver
Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
March 11, 2005	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Corporate Controller and Chief Accounting Officer
The Board of Directors:
March 11, 2005	/s/ ADMIRAL BRUCE DEMARS
Admiral Bruce DeMars
March 11, 2005	/s/ ADMIRAL JAMES D. WATKINS
Admiral James D. Watkins
March 11, 2005	/s/ GEORGE V. MCGOWAN
George V. McGowan
March 11, 2005	/s/ MICHAEL J. BAYER
Michael J. Bayer
March 11, 2005	/s/ ALAN J. FOHRER
Alan J. Fohrer

DURATEK, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2004, 2003, and 2002
Schedule II
(in thousands)

	Balance at beginning of year	Charges to costs and expenses	Charges to other accounts (a)	Deductions (b)	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2004	$842	$92	$—	$(776)	$158
Year ended December 31, 2003	2,694	46	—	(1,898)	842
Year ended December 31, 2002	1,791	458	532	(87)	2,694

(a)           Charges to other accounts in 2002 represent a reclassification of a reserve balance to the allowance for doubtful accounts.

(b)          Deductions in 2004 represent the write-off of specifically identified accounts and the collection of a previously reserved customer account. Deductions in 2003 represent the collection of a previously reserved customer account, the write-off of amounts relating to a company that dissolved, and write-off of specifically identified accounts.

DURATEK, INC. AND SUBSIDIARIES
Ratio of Earnings to Fixed Charges
Years ended December 31, 2004, 2003, and 2002
Schedule III

	For the year ended December 31,
	2004	2003	2002
Income (loss) before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	$34,020	$28,119	$23,586
Fixed charges	7,600	9,002	8,318
Distributed income of equity investees	439	372	—
Less: Preference security dividend requirement	200	1,634	2,105
Earnings available to cover fixed charges and preferred stock dividends	$41,859	$35,859	$29,799
Interest expense on indebtedness	$6,970	$6,903	$5,518
Estimated interest expense within rental expense	430	465	695
Preference security dividend requirement	200	1,634	2,105
Total fixed charges	$7,600	$9,002	$8,318
Ratio of earnings to combined fixed charges and preferred stock dividends	5.5	4.0	3.6

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

4.3

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

10.2

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.3	1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990.
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
10.19

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch, as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.21

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005.

10.22

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005.

10.23	Amendment to Duratek, Inc. Deferred Compensation Plan dated May 15, 2003. Filed herewith.

21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of KPMG LLP. Filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.
32.01	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.02	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.