Form 10-Q
period 2005-04-01
DURATEK INC
filed 2005-05-06
CIK 785186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended April 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒
No  ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of May 2, 2005:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,729,642

DURATEK, INC.

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of April 1, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three Months Ended April 1, 2005 and March 28, 2004

Consolidated Statements of Cash Flows for the Three Months Ended April 1, 2005 and March 28, 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 6.	Exhibits

Signatures

Forward-Looking Information

In response to “safe harbor” provisions contained in the Private Securities Litigation Reform Act of 1995, we discuss in our Form 10-Q many important factors that have affected and in the future could affect our actual results.  These factors could cause our future financial results to differ from those expressed in any forward-looking statements made by us.  Many of these factors have been discussed in our prior filings with the Securities and Exchange Commission and are included in the “Risk Factors” and other disclosures contained in our Annual Report on Form 10-K.

Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions.  The list of factors contained in our Annual Report on Form 10-K does not constitute all factors which you should consider prior to making an investment decision in our securities.  You should also not assume that the information contained herein is complete or accurate in all respects after the date of this filing.  We disclaim any duty to update the statements contained herein.

Part I   Financial Information

Item 1.  Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	April 1,	December 31,
	2005	2004
	(unaudited)	*
Assets
Current assets:
Cash	$7,077	$23,296
Accounts receivable, net of allowance for doubtful accounts of $137 in 2005 and $158 in 2004	34,040	30,997
Cost and estimated earnings in excess of billings on uncompleted contracts	19,700	16,715
Prepaid expenses and other current assets	11,872	13,708
Total current assets	72,689	84,716

Retainage	552	1,257
Property, plant and equipment, net	65,831	66,151
Goodwill	72,129	72,129
Other intangible assets	3,503	3,747
Decontamination and decommissioning trust fund	18,727	19,050
Other assets	24,223	21,487
Total assets	$257,654	$268,537

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$858	$858
Accounts payable	7,414	15,643
Due to State of South Carolina	7,919	6,073
Accrued expenses and other current liabilities	18,789	24,646
Unearned revenues	11,545	14,694
Waste processing and disposal liabilities	5,583	6,980
Total current liabilities	52,108	68,894

Long-term debt, less current portion	83,927	84,142
Facility and equipment decontamination and decommissioning liabilities	40,345	40,419
Other noncurrent liabilities	7,394	6,756
Total liabilities	183,774	200,211

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 16,328,321 shares at April 1, 2005 and 16,236,781 shares at December 31, 2004	163	162
Capital in excess of par value	87,477	86,784
Deferred compensation employee stock trust	1,323	1,323
Accumulated deficit	(4,183)	(9,043)
Treasury stock at cost, 1,770,306 shares at April 1, 2005 and December 31, 2004	(10,900)	(10,900)
Total stockholders’ equity	73,880	68,326

Total liabilities and stockholders’ equity	$257,654	$268,537

* The Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2004.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	April 1,	March 28,
	2005	2004
	(unaudited)
Revenues	$70,612	$64,182
Cost of revenues	52,880	48,250

Gross profit	17,732	15,932
Selling, general and administrative expenses	8,413	8,647

Income from operations	9,319	7,285
Interest expense	(1,489)	(2,356)
Other income, net	73	72

Income before income taxes and equity in income of joint ventures	7,903	5,001
Income taxes	3,046	2,000

Income before equity in income of joint ventures	4,857	3,001
Equity in income of joint ventures	3	84

Net income	4,860	3,085

Preferred stock dividends	—	(12)
Net income attributable to common stockholders	$4,860	$3,073

Weighted average common stock outstanding:
Basic	14,664	13,878
Diluted	15,268	14,572
Income per share:
Basic	$0.33	$0.22

Diluted	$0.32	$0.21

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Three months ended
	April 1,	March 28,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,860	$3,085
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,613	2,707
Stock compensation expense	—	74
Equity in income of joint ventures, net of distributions	(8)	(126)
Changes in operating assets and liabilities:
Accounts receivable	(3,043)	1,748
Costs and estimated earnings in excess of billings on uncompleted contracts	(5,915)	(2,389)
Prepaid expenses and other current assets	2,511	(1,099)
Accounts payable and accrued expenses and other current Liabilities	(12,454)	(6,448)
Unearned revenues	(3,149)	(1,695)
Waste processing and disposal liabilities	(1,397)	(2,414)
Facility and equipment decontamination and decommissioning liabilities	250	235
Retainage	63	260
Other	585	475

Net cash used in operating activities	(15,084)	(5,587)

Cash flows from investing activities:
Additions to property, plant and equipment	(1,345)	(1,719)
Other	(34)	(22)

Net cash used in investing activities	(1,379)	(1,741)

Cash flows from financing activities:
Proceeds from issuance of common stock	676	2,036
Repayments of long-term debt	(215)	—
Deferred financing costs paid	(127)	—
Repayments of capital lease obligations	(90)	(70)
Preferred stock dividends paid	—	(60)

Net cash provided by financing activities	244	1,906

Net decrease in cash	(16,219)	(5,422)

Cash, beginning of period	23,296	35,174

Cash, end of period	$7,077	$29,752

Supplemental disclosure of non-cash financing activities:

During the three months ended April 1, 2005, we entered into $666 in capital lease agreements to finance the purchase of computer equipment.

See accompanying notes to consolidated financial statements.

DURATEK INC.

Notes to Consolidated Financial Statements

(in thousands of dollars, except share amounts)

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period.  All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results could differ significantly from those estimates.  Results of interim periods are not necessarily indicative of results to be expected for the year as a whole.  The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results.  The information contained in these interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2004.

We recognize our tax provision based on an estimated annual effective tax rate for the year for federal and state income tax.

(b)         Fiscal Quarters

Our fiscal year ends on December 31.  Prior to 2005, the first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter.  In 2005 and going forward, the first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of April 1, 2005 and for the quarters ended April 1, 2005 and March 28, 2004.

(c)          Reclassifications

Certain amounts for 2004 have been reclassified to conform to the presentation for 2005.

2.                                      Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for our fixed-plan stock options.  Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.  Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148,

Accounting for Stock Based Compensation - Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans.  As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123.  The following table illustrates the effect on net income attributable to common shareholders if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	Three months ended
	April 1, 2005	March 28, 2004

Net income	$4,860	$3,085
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	44

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	342	321
Pro forma net income	4,518	2,808

Deduct: preferred stock dividends	—	12
Deduct: pro forma net income attributable to common stockholders	$4,518	$2,796

Income per share:
Basic - as reported	$0.33	$0.22
Basic - pro forma	$0.31	$0.20

Diluted - as reported	$0.32	$0.21
Diluted - pro forma	$0.30	$0.19

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended April 1, 2005 and March 28, 2004:

	Three months ended
	April 1,	March 28,
	2005	2004

Risk free interest rate	4.46%	3.85%
Expected volatility	61%	63%
Expected life	8 years	8 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$16.33	$9.80

3.                                      Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  During the first quarters of 2005 and 2004, we tested our goodwill in accordance with the standard and concluded that no impairment charge was required.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  We do not have any other intangible assets that are not subject to amortization.  Other intangible assets as of April 1, 2005 and December 31, 2004 consist of the following:

		As of April 1, 2005		As of December 31, 2004
	Amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing intangible assets:
Barnwell operating rights	8 yrs	$7,340	$(4,358)	$7,340	$(4,129)
Patents	20 yrs	1,554	(1,059)	1,553	(1,045)
Covenants-not-to-compete	17 yrs	102	(76)	102	(74)
Total		$8,996	$(5,493)	$8,995	$(5,248)

Aggregate amortization expense for amortizing intangible assets was $245 for the three months ended April 1, 2005 and March 28, 2004.  Estimated annual amortization expense for the five years beginning January 1, 2005 is $979 for fiscal years ended December 31, 2005 through December 31, 2007, $521 for fiscal year ended December 31, 2008, and $60 for fiscal year ended December 31, 2009.

4.                                      Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $33,764 as of April 1, 2005, of which $19,700 is expected to be collected within the next 12 months and is classified as a current asset.  As of April 1, 2005, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $14,064 is included in other assets in our consolidated balance sheets.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts was $27,849, of which $16,715 was expected to be collected within the next 12 months and was classified as a current asset.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $11,134 is included in other assets in our consolidated balance sheets.

5.                                      Retainage

Retainage represents amounts billable but withheld, due to contract provisions, until the satisfaction of contract provisions.  As of April 1, 2005, we had retainage balances of $6,906, of which $6,354 was expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2004, we had retainage balances of $6,969, of which $5,712 was expected to be collected within the next 12 months and was included in prepaid expense and other current assets in the consolidated balance sheets.

6.                                      Decontamination and Decommissioning Liabilities

We are responsible for the cost to decontaminate and decommission (“D&D”) our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites.  These costs will generally be paid upon the closure of these facilities or the disposal of this equipment.  We are also obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”).  Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund.  During the first quarter of 2005, the Barnwell closure liability decreased due to decommissioning activity at the Barnwell low-level radioactive waste disposal facility.

Our D&D liabilities consist of the following as of April 1, 2005 and December 31, 2004:

	April 1, 2005	December 31, 2004
Facilities & equipment Asset Retirement Obligation	$21,619	$21,369
Barnwell closure	18,726	19,050
	$40,345	$40,419

We recognized accretion expense of $250 for the quarter ended April 1, 2005 and $236 for the quarter ended March 28, 2004.

The following is a reconciliation of our facilities & equipment ARO from January 1, 2005 to April 1, 2005:

Balance at January 1, 2005	$21,369
Accretion expense	250
Balance at April 1, 2005	$21,619

We update our closure and remediation cost estimates for D&D on an annual basis.  These estimates are based on current technology, regulations, and burial rates.  We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs. Future changes in these factors could have a material impact on these estimates.

7.                                      Long-Term Debt

Long-term debt as of April 1, 2005 and December 31, 2004 consisted of the following:

	April 1,	December 31,
	2005	2004

Bank Credit Facility:
Term note, interest payable quarterly, due December 16, 2009	$84,785	$85,000

Less: current portion of long-term debt	858	858
	$83,927	$84,142

Effective February 23, 2005, the bank credit facility was amended to lower the applicable margin on borrowings under the bank credit facility.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The term loan must be prepaid to the extent of any excess cash flows, as defined in the bank credit facility.  The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  As of April 1, 2005, we were in compliance with the provisions of the bank credit facility, including all financial covenant requirements.  The bank credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of April 1, 2005, the total available borrowings under the revolving line of credit was $22,407.  As of April 1, 2005, $84,785 of the six-year term loans remained outstanding from the $115,000 term loans issued in December 2003.  During the first quarter of 2005, we made $215 in scheduled repayments on the term loans.

8.                                      Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility.  The bank credit facility requires us to have in place an interest rate protection arrangement for an aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans until June 30, 2006.  This interest rate swap agreement is not designated as an accounting hedge.  The contract’s notional amount was $23,015 at April 1, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract, which was based upon the fair value estimate by a financial institution, is approximately $283 at April 1, 2005, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

9.                                      Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options and convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three months ended April 1, 2005 and March 28, 2004 consists of the following:

	Three months ended
(in thousands, except per share amounts)	April 1, 2005	March 28, 2004

Numerator:
Net income attributable to common stockholders	$4,860	$3,073
Add: Income impact of assumed conversions - preferred stock dividends	—	12
Net income	$4,860	$3,085

Denominator:
Weighted average shares outstanding	14,664	13,878
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	604	594
Convertible redeemable preferred stock	—	100
	604	694

Diluted weighted average common shares outstanding	15,268	14,572
Income per common share:
Basic	$0.33	$0.22
Diluted	$0.32	$0.21

There were no anti-dilutive securities as of April 1, 2005 and March 28, 2004.

10.                               Segment Reporting

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. We evaluate the segments’ operating income results to measure performance.  The following is a brief description of each of the segments:

(a)                      Federal Services (“FS”) Segment

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

(b)                      Commercial Services (“CS”) Segment

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

(c)                       Commercial Processing and Disposal (“CPD”) Segment

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

•                  materials processing and packing for disposal; and

•                  specialty waste processing for nuclear power plants.

	As of and for the Three Months Ended April 1, 2005
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$30,971	$19,940	$19,701	$—	$70,612

Income from operations	5,017	2,685	1,617	—	9,319

Interest expense	—	—	—	(1,489)	(1,489)

Other income, net	—	—	—	73	73

Income taxes	—	—	—	3,046	3,046

Equity in income of joint ventures	23	—	—	(20)	3

Net income	5,040	2,685	1,617	(4,482)	4,860

Depreciation and amortization expense	125	579	1,602	307	2,613

Goodwill	32,671	31,316	8,142	—	72,129

Other long-lived assets (2)	1,406	23,596	42,238	2,094	69,334

Capital expenditures for additions to property, plant and equipment	252	785	207	101	1,345

Total assets	78,412	72,211	90,654	16,377	257,654

	As of and for the Three Months Ended March 28, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$27,392	$15,387	$21,403	$—	$64,182

Income from operations	3,229	2,085	1,971	—	7,285

Interest expense	—	—	—	(2,356)	(2,356)

Other income, net	—	—	—	72	72

Income taxes	—	—	—	2,000	2,000

Equity in income of joint ventures	104	—	—	(20)	84

Net income	3,333	2,085	1,971	(4,304)	3,085

Depreciation and amortization expense	108	554	1,715	330	2,707

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	1,319	23,631	46,672	1,841	73,463

Capital expenditures for additions to property, plant and equipment	30	367	491	831	1,719

Total assets	70,659	68,333	98,313	40,936	278,241

(1)          Intercompany revenues have been eliminated.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

11.                         Commitments and Contingencies

(a) Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of April 1, 2005, we had outstanding assurance instruments of $21,852, including $7,593 in letters of credit and $14,259 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit facility up to $15,000 as a sub limit to the $30,000 revolving line of credit.  In addition, the bank credit facility limits the total amount of outstanding supplemental letters of credit, as defined in the credit facility, and surety bonds to $35,000. Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(b) Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6,900.  We believe that the claim of the Unsecured Creditors of The IT Group is without merit.  We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability.  On March 31, 2005, the Official Committee of Unsecured Creditors of the IT Group, Inc. filed an amended complaint that lowered the amount of the claim against Duratek to $3,555.  We will continue to vigorously defend ourselves. The case is currently in the discovery period.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts.  The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG.  The complaint alleged that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance due to MMT’s release of SEG from obligations to pay $8,000 to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1,500 of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers.  On or about February 11, 2005, Westinghouse, Duratek, and the Trustee entered into an agreement to settle the adversary proceeding in exchange for a payment by Viacom to the Trustee in the amount of $4,500.  As part of this settlement agreement, Duratek will pay nothing and will receive a full release from the Trustee, as will Westinghouse.  Viacom and Duratek have executed a separate agreement in which Viacom has agreed to make all payments to the Trustee and not to seek indemnity or contribution from Duratek; this agreement also contains mutual releases between Viacom and Duratek.  On March 11, 2005, the court approved the settlement, fully resolving this claim.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of other legal proceedings.

12.                               New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.”  SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.

We are required to adopt SFAS 123R as of the beginning of our first annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  See note 2 for the pro forma net income and net income per share amounts, for the first quarters of 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations.  Forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  We discuss these risks and uncertainties in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek,” “we,” “our,” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2004.  Our year ends on December 31, while the first three fiscal quarters of each year end on the Friday nearest to the last day of each such calendar quarter.  Prior to 2005, our first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter.  The quarterly financial results presented herein are for the three months ended April 1, 2005 and March 28, 2004.

Overview

We operate in a complex environment due to the nature of our customers and our projects.  These factors are described throughout our Annual Report on Form 10-K.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables.  Depending on the contract, this poses challenges to our executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status.  Thus, our executive management team spends considerable time in evaluating and structuring key contracts, in monitoring project performance, and in assessing the financial impact of many of our contracts.  Due to the complexity in the revenue recognition for our projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing and measurement of revenues and related costs.   Also, our executive management team spends considerable time in identifying new contract opportunities.

We continue to aggressively manage our projects to minimize risk and the financial impact on us.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

The following is a summary of significant events in the first quarter of 2005 that had an impact on our financial results and thus received considerable financial management attention and scrutiny:

•                  In the first quarter of 2005, we adjusted the schedule and cost assumption that are used to determine our incentive fees for a significant project in the Federal Services segment.  We are a subcontractor on this project and are following the estimates that were revised by our prime contractor in March 2005.  This resulted in a contract-to-date revenue increase of $2.4 million.

•                  Reduction in the effective tax rate to 38.5% in the first quarter of 2005 from 40.0% in the first quarter of 2004 as a result of lower state income tax, which resulted in a lower tax provision of $0.1 million.

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

We measure financial performance for each operating segment based on income from operations, which consists of revenues less direct expenses and selling, general and administrative (“SG&A”) expenses.  SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expense.  Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred.  We have included in this item a comparative period-to-period analysis of SG&A expenses incurred by each segment and the impact of corporate SG&A expense that has been allocated to each segment, and an analysis of corporate SG&A expense.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates, including those related to cost to complete long-term contracts, the cost to D&D facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from our estimates.  We discuss our most critical accounting policies in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004.

Results of Operations

Three Months Ended April 1, 2005 (“first quarter of 2005”) as Compared to Three Months Ended March 28, 2004 (“first quarter of 2004”).

The table below sets forth certain consolidated statement of operations information for the three months ended April 1, 2005 and March 28, 2004.

	Three months ended		Increase (decrease)
	April 1,	March 28,
	2005	2004	Dollar	Percent
(in thousands of dollars)	(unaudited)
Revenues	$70,612	$64,182	$6,430	10.0%
Cost of revenues	52,880	48,250	4,630	9.6%
Gross profit	17,732	15,932	1,800	11.3%
Percent of revenues	25.1%	24.8%
Selling, general and administrative expenses	8,413	8,647	(234)	(2.7% )
Percent of revenues	11.9%	13.5%
Income from operations	9,319	7,285	2,034	27.9%
Percent of revenues	13.2%	11.4%
Interest expense	(1,489)	(2,356)	867
Other income, net	73	72	1
Income taxes	3,046	2,000	1,046
Equity in income of joint ventures	3	84	(81)
Net income	4,860	3,085	1,775
Preferred stock dividends	—	(12)	12
Net income attributable to common stockholders	$4,860	$3,073	$1,787

Revenues increased by $6.4 million during the first quarter of 2005 compared to the first quarter of 2004.  The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• A net increase in work scope on existing contracts relating to the following: • an increase in waste disposition volume for a disposal cell at the Hanford Site; • work performed at the Department of Energy’s Idaho site; and • our subcontract work performed for the Uranium Disposition Services, LLC joint venture.	$2.5

• Increase in incentive fee revenues relating to the achievement of critical milestones during the first quarter of 2005 due to the reduction of risk on the Fernald Closure Project. This incentive fee is being accrued based upon the project completion target date utilized by the prime contractor. It is possible that the projected completion date may be accelerated again during 2005, based on the prime contractor revising the completion date, which will result in additional incentive fee revenues.	2.1

• An increase in work scope relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee.	1.5
• Incentive fees received during 2005 for meeting milestones on one Federal government subcontract at the Savannah River Site.	0.5
• Partially offsetting were decreases in revenues relating to the following:

• A decrease in work scope on existing contracts relating to a waste management services contract at the Los Alamos National Laboratories and work performed for the K-25 site at the Oak Ridge Reservation in Tennessee.	(2.7)

• A decrease in performance based incentives on the Project Hanford Management Contract during the first quarter of 2005 compared to the first quarter of 2004 due to the timing of several significant milestones that were achieved during the first quarter of 2004. The timing of these milestones can vary from quarter to quarter.	(0.6)

Commercial Services:

• A net increase in revenues from site decontamination and decommissioning (“D&D”) projects primarily due to: • an increase in volume work performed at nuclear power reactors; and • the award of two new contracts; • partially offset by the completion of several large projects during 2004 that did not recur in 2005.	1.9

• An increase in liquid waste processing services provided at several nuclear power reactors.	1.3

• Revenues from the completion of a large component transportation logistics contract during the first quarter of 2005.	0.7

• An increase in volume of activity in our transportation operation during the first quarter of 2005 as compared to the first quarter of 2004 primarily related to the transportation of D&D waste material and higher cask utilization.	0.8

Description:	Increase (decrease)
• Decreases in revenues relating to the fabrication of liners for transportation containers.	(0.3)

Commercial Processing and Disposal:

• Revenues from our fixed-based processing facility in Tennessee decreased due to a decrease in the volume of waste processed and lower revenues relating to the processing of waste on a low-level legacy waste project for a DOE prime contract.	(1.2)

• A decrease in revenues from the Barnwell low-level radioactive waste disposal site primarily relating to decommissioning activities (capping of disposal trenches).	(0.4)
$6.1

Gross profit increased by $1.8 million during the first quarter of 2005 compared to the first quarter of 2004.  The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• An increase in gross profit from the incentive fee earned on the Fernald Closure Project and a decrease in costs incurred during the first quarter of 2005 compared to the first quarter of 2004.	$2.3
• Increases in project work scope and incremental work on existing contracts and an increase in incentive fees recognized during 2005.	1.3
• Partially offsetting were decreases in gross profit relating to the following:
• A decrease in project work scope on existing contracts.	(1.0)
• A decrease in performance based incentives on the Project Hanford Management Contract during the first quarter of 2005 compared to the first quarter of 2004 due to the timing of several significant milestones that were achieved during the first quarter of 2004. The timing of these milestones can vary from quarter to quarter.	(0.6)
• Completion of a fixed price contract relating to the Hanford RPP-WTP project that yielded high margins during the first quarter of 2004.	(0.3)
• A decrease in work scope on existing contracts relating to a waste management services contract at the Los Alamos National Laboratories.	(0.3)

Commercial Services:

• An increase in volume of activity in our transportation operation and liquid waste processing operation.	1.0

• A higher volume of work relating to Site D&D projects during the first quarter of 2005 compared to the first quarter of 2004.	0.3

• Decreases in revenues relating to the fabrication of liners for transportation containers.	(0.3)

Commercial Processing and Disposal:

• Decrease in revenues from the fixed-based processing facility in Tennessee, offset by lower burial expense, which decreased primarily due to lower waste volume.	(0.7)
$1.7

Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from higher margin revenues in 2005 on the Fernald Closure Project, an increase in volume of activity from transportation operations, which resulted in improved utilization, higher margin change orders issued for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee, and higher margin revenues relating to the Barnwell low-level radioactive waste disposal facility.  Partially offsetting were decreases in gross profit relating to lower margin revenues relating to the Project Hanford Management Contract, the Hanford RPP-WTP projects, liquid waste processing work, a high margin site D&D project in the first quarter of 2004, and lower revenues from the fixed based processing facility in Tennessee, which has a high amount of fixed costs, and a higher burial rate in the first quarter of 2005 compared to the first quarter of 2004.

Income from operations increased by $2.0 million due to our higher gross profit and slightly lower SG&A expense.  The decrease in SG&A expense was primarily due to lower business development expense, system support expense, and directors’ fees, partially offset by higher professional fees and salary and related expense.

The following table summarizes revenues, gross profit, and income from operations by business segment for the three months ended April 1, 2005 and March 28, 2004:

	Three months ended		Increase (decrease)
	April 1,	March 28,
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$30,971	$27,392	$3,579	13.1%
Gross profit	8,516	7,053	1,463	20.7%
Percent of revenues	27.5%	25.7%
Income from operations	5,017	3,229	1,788	55.4%
Percent of revenues	16.2%	11.8%

Commercial Services:
Revenues	$19,940	$15,387	$4,553	29.6%
Gross profit	5,199	4,282	917	21.4%
Percent of revenues	26.1%	27.8%
Income from operations	2,685	2,085	600	28.8%
Percent of revenues	13.5%	13.6%

Commercial Processing and Disposal:
Revenues	$19,701	$21,403	$(1,702)	(8.0% )
Gross profit	4,017	4,597	(580)	(12.6% )
Percent of revenues	20.4%	21.5%
Income from operations	1,617	1,971	(354)	(18.0% )
Percent of revenues	8.2%	9.2%

Federal Services:

Revenues increased $3.6 million and gross profit increased by $1.5 million due to the items discussed above.  Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from higher margin revenues in 2005 on the Fernald Closure Project and higher margin on change orders issued for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee.  Partially offsetting were decreases in gross profit relating to lower margin revenues relating to the Project Hanford Management Contract and the Hanford RPP-WTP projects.

Income from operations increased by $1.8 million due to higher gross profit and a decrease in SG&A expense.  SG&A expense incurred by this segment decreased by $0.6 million primarily due to business development expense and professional services fees.  The allocation of corporate SG&A expense increased by $0.3 million during the first quarter of 2005 compared to the first quarter of 2004 primarily due to the an increase in corporate SG&A expense and the pro-rata share of direct expenses incurred.

Commercial Services:

Revenues increased $4.6 million and gross profit increased $0.9 million primarily due to the items discussed above.  Gross profit as a percent of revenues decreased slightly primarily due to a high margin site D&D project in the first quarter of 2004 and lower margin liquid waste processing work during the first quarter of 2005, partially offset by an increase in margin relating to transportation operations due to an increase in volume of activity, which resulted in improved utilization.

Income from operations increased by $0.6 million due to higher gross profit, offset by higher SG&A expense.  SG&A expense incurred by this segment decreased slightly primarily due to business development expense.  The allocation of corporate SG&A expense increased by $0.4 million during the first quarter of 2005 compared to the first quarter of 2004 primarily due to an increase in corporate SG&A and the pro-rata share of direct expenses incurred.

Commercial Processing and Disposal:

Revenues decreased $1.7 million and gross profit decreased $0.6 million primarily due to the items discussed above.  Gross profit as a percent of revenues decreased slightly primarily due to lower revenues from the fixed based processing facility in Tennessee, which has a high amount of fixed costs, and a higher burial rate in the first quarter of 2005 compared to the first quarter of 2004, partially offset by higher margin revenues relating to the Barnwell low-level radioactive waste disposal facility.

Income from operations decreased by $0.4 million primarily due to lower gross profit, offset by lower SG&A expense.  SG&A expense incurred by this segment decreased slightly primarily due to system support expense.  The allocation of corporate SG&A expense increased slightly.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $0.8 million primarily due to profession service fees, business development expense, and personnel related expense, partially offset by lower directors’ fees.

Interest expense decreased $0.9 million as a result of lower borrowings under the new credit facility, partially offset by higher interest rates during the first quarter of 2005.

Income taxes increased $1.0 million primarily due to higher pre-tax income.  Our effective tax rate for the three months ended April 1, 2005 is 38.5%, compared to 40.0% for the three months ended March 28, 2004, and is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Liquidity and Capital Resources

We used $15.1 million in cash from operating activities during the three months ended April 1, 2005, an increase of $9.5 million in use of cash from the three months ended March 28, 2004.  The cash used from operating activities during the three months ended April 1, 2005 is primarily attributable to the following:

•                  A decrease of accounts payable and accrued expenses and other current liabilities primarily due to the payment of salary and related expenses and a significant decrease in accounts payable from December 31, 2004.

•                  An increase in costs and estimated earning in excess of billings on uncompleted contracts primarily relating to:

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the timing of the receipt of an incentive fee on a Federal government subcontract on the Fernald Closure Project.  This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over approximately a seven-year period.  A large portion of the incentive fee is not billable until the project is complete, which is currently estimated to be April 2007.  As of April 1, 2005, we had unbilled amounts that will not be collected within the next 12 months of $14.1 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule.  The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee.  We are recognizing this incentive fee at the estimated target completion date utilized by the prime contractor and believe that collection of these amounts are reasonably assured.

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the delay in billing of several FS projects.

•                  A decrease in unearned revenues primarily due to a decline in the volume of waste receipts in our fixed based processing facility in Tennessee, which impacted the receipt of advance payments from our customers.

•                  An increase in accounts receivable primarily due to billings exceeding cash receipts during the first quarter of 2005.

•                  A decrease in waste processing and disposal liabilities due to the volume of waste transported for burial exceeding the volume of waste on-site.

•                  A decrease in prepaid expenses and other current assets primarily due to the decrease in income taxes recoverable, offset by the prepayments of operating expenses.

We used $1.4 million in cash for investing activities for the three months ended April 1, 2005 and $1.7 million for the three months ended March 28, 2004 primarily for the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.2 million for the three months ended April 1, 2005, which includes proceeds from the issuance of common stock from the exercise of employee stock options, partially offset by repayments of long-term debt.  Net cash provided by financing activities was $1.9 million for the three months ended March 28, 2004, which was primarily attributable to proceeds from the issuance of common stock from the exercise of employee stock options.

Our primary liquidity requirements are for working capital, for debt service under our bank credit facility, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facility, and we expect this to continue for the foreseeable future.

Our bank credit facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit, to fund working capital requirements and a $115.0 million term loan, of which $84.8 million remains outstanding as of April 1, 2005.  In connection with the bank credit facility, we incurred transaction financing costs and related expenses which are deferred and are being amortized to expense over the term of the bank credit facility.  Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the credit facility contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of April 1, 2005, we were in compliance with the provisions of the credit facility, including all financial covenant requirements.

As of April 1, 2005, there were no borrowings outstanding under the revolving line of credit, $7.6 million in outstanding letters of credit, and an $84.8 million six-year term loan bearing interest at LIBOR plus 4.00% (6.49%).  As of April 1, 2005, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $7.6 million in outstanding letters of credit, for a net borrowing availability of $22.4 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of April 1, 2005, we had outstanding assurance instruments of $21.9 million, consisting of $7.6 million in letters of credit and $14.3 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15.0 million as a sub limit to the $30.0 million revolving line of credit.  The bank credit agreement limits the amount of outstanding surety bonds to $35.0 million.  Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility.

The following table summarizes our contractual cash obligations as of April 1, 2005 (in 000’s):

	Less than	1-3	3-5	More than 5
	1 Year	Years	Years	Years	Total

Long-term debt	$858	$1,717	$82,210	$—	$84,785
Capital leases	485	550	31	—	1,066
Operating leases	2,637	2,076	231	—	4,944
Liability to the State of South Carolina (A)	—	—	—	—	—
Purchase obligations (B)	—	—	—	—	—

(A)      The liability to the State of South Carolina is based on amounts billed and paid by customers of the waste disposal site less our fee for operating this site.  The amount collected and the fee are based on volume of waste disposed, therefore cannot be accurately estimated beyond the current fiscal year.

(B)        We generally do not make unconditional, noncancellable purchase commitments.  We enter into purchase orders that have a duration of less than one year in the normal course of business.  Certain members of our senior management team are subject to employment agreements with one-year automatic extensions unless terminated with proper notice before the end date.  As of April 1, 2005, there were no contractual obligations associated with these employment agreements.

We believe that cash flow from operations, cash resources at April 1, 2005 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases and two investments in joint ventures at April 1, 2005.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At April 1, 2005, we have floating rate long-term debt of $84.8 million, of which the current portion is $0.9 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under our prior credit facility.  Additionally, the current credit facility requires us to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans until June 30, 2006.  The contract’s notional amount is $23.0 million at April 1, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract at April 1, 2005 is approximately $0.3 million.

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

We had no outstanding borrowings under the revolving credit portion of the credit facility during the three months ended April 1, 2005.  In addition, we do not have any material foreign currency or commodity risk.

A hypothetical interest rate change of 1% on our bank credit facility would have changed interest expense for the three months ended April 1, 2005 by approximately $0.2 million and the interest rate swap agreement would have changed interest expense by approximately $0.1 million in the opposite direction.  In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have decreased the fair value of the interest swap at April 1, 2005 by approximately $18 thousand.  Additionally, changes in market interest rates would impact the fair value of our long-term obligations.  The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of April 1, 2005, as the facility bears interest rates that approximate the market.

Item 4.    Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures.  The Chief Executive Officer and the Chief Financial Officer of Duratek, Inc. have evaluated the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as required by paragraph (b) of Rules 13a-15 and 15d-15 under the Exchange Act, and have concluded as of the end of the period covered by this report that the disclosure controls and procedures were effective.

b) Changes in Internal Controls.  There have been no changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part II             Other Information

Item 1.             Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6.9 million.  We believe that the claim of the Unsecured Creditors of The IT Group is without merit.  We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability.  On March 31, 2005, the Official Committee of Unsecured Creditors of the IT Group, Inc. filed an amended complaint that lowered the amount of the claim against Duratek to $3.6 million.  We will continue to vigorously defend ourselves. The case is currently in the discovery period.

On December 2, 1999, our wholly owned subsidiary, Scientific Ecology Group, Inc. (“SEG”) (now named Duratek Services, Inc.), was named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Massachusetts.  The Chapter 11 Trustee, on behalf of the debtor Molten Metal Technology, Inc. (“MMT”) and its creditors, filed an adversary “Complaint to Avoid Fraudulent Transfer” naming as defendants Viacom Inc., the successor to CBS Corporation and Westinghouse Electric Corporation (“Westinghouse”), and SEG.  The complaint alleged that the sale of Westinghouse’s interest in a joint venture to MMT resulted in a fraudulent conveyance due to MMT’s release of SEG from obligations to pay $8.0 million to equalize capital expenditures and additional amounts for MMT’s share of profits, and MMT’s assumption of at least $1.5 million of SEG’s liabilities, are avoidable because MMT did not receive reasonably equivalent value for the transfers.  On or about February 11, 2005, Westinghouse, Duratek, and the Trustee entered into an agreement to settle the adversary proceeding in exchange for a payment by Viacom to the Trustee in the amount of $4.5 million.  As part of this settlement agreement, Duratek will pay nothing and will receive a full release from the Trustee, as will Westinghouse.  Viacom and Duratek have executed a separate agreement in which Viacom has agreed to make all payments to the Trustee and not to seek indemnity or contribution from Duratek; this agreement also contains mutual releases between Viacom and Duratek.  On March 11, 2005, the court approved the settlement, fully resolving this claim.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 for a discussion of other legal proceedings.

Item 6.  Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: May 6, 2005	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: May 6, 2005	BY:	/s/ William M. Bambarger, Jr.
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

4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003. Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003. (File No. 0-14292)

4.3

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.4

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 12, 2004. Incorporated herein by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004. (File No. 0-14292)

10.1

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.2

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.3

1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 0-14292)

10.4

License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

Exhibit No.

10.5

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.6

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

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

10.17	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. (File No. 0-14292)

10.18

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.19

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Amendment to Duratek Inc. Deferred Compensation Plan dated May 15, 2003. Incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 0-14292)

10.21

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

10.22

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

10.23

First Amendment to Credit Agreement, dated as of February 23, 2005, among Duratek, Inc., various lenders and Calyon, New York Branch (f/k/a Credit Lyonnais New York Branch), as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on March 1, 2005. (File No. 0-14292)

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