Form 10-Q
period 2005-07-01
DURATEK INC
filed 2005-08-05
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 1, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☒   No   ☐

Number of shares outstanding of each of the issuer’s classes of common stock as of August 1, 2005:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,386,402

DURATEK, INC.

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of July 1, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three and Six Months Ended July 1, 2005 and June 27, 2004

Consolidated Statements of Cash Flows for the Six Months Ended July 1, 2005 and June 27, 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Securities Holders

Item 6.	Exhibits

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

Forward-looking statements may include words such as “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions.  The list of factors contained in our Annual Report on Form 10-K does not constitute all factors which you should consider prior to making an investment decision in our securities.  You should also not assume that the information contained in our forward-looking statements is complete or accurate in all respects after the date of this filing.  We disclaim any duty to update the forward-looking statements contained herein.

Part I   Financial Information

Item 1.  Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	July 1,	December 31,
	2005	2004
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$4,376	$23,296
Accounts receivable, net of allowance for doubtful accounts of $45 in 2005 and $158 in 2004	42,410	30,997
Cost and estimated earnings in excess of billings on uncompleted contracts	24,101	16,715
Prepaid expenses and other current assets	11,334	13,708
Total current assets	82,221	84,716

Retainage	564	1,257
Property, plant and equipment, net	64,686	66,151
Goodwill	72,129	72,129
Other intangible assets	3,198	3,747
Decontamination and decommissioning trust fund	19,311	19,050
Other assets	28,443	21,487
Total assets	$270,552	$268,537

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$859	$858
Accounts payable	7,078	15,643
Due to State of South Carolina	15,147	6,073
Accrued expenses and other current liabilities	20,244	24,646
Unearned revenues	10,150	14,694
Waste processing and disposal liabilities	4,908	6,980
Total current liabilities	58,386	68,894

Long-term debt, less current portion	83,712	84,142
Facility and equipment decontamination and decommissioning liabilities	41,179	40,419
Other noncurrent liabilities	7,415	6,756
Total liabilities	190,692	200,211

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 16,429,323 shares at July 1, 2005 and 16,236,781 shares at December 31, 2004	164	162
Capital in excess of par value	88,162	86,784
Deferred compensation employee stock trust	1,323	1,323
Retained earning (accumulated deficit)	1,111	(9,043)
Treasury stock at cost, 1,770,306 shares at July 1, 2005 and December 31, 2004	(10,900)	(10,900)
Total stockholders’ equity	79,860	68,326

Total liabilities and stockholders’ equity	$270,552	$268,537

*    The Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2004.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Six months ended
	July 1,	June 27,	July 1,	June 27,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$74,958	$73,555	$145,570	$137,737
Cost of revenues	56,856	55,848	109,736	104,098

Gross profit	18,102	17,707	35,834	33,639
Selling, general and administrative expenses	7,884	7,392	16,297	16,039

Income from operations	10,218	10,315	19,537	17,600
Interest expense	(1,655)	(1,514)	(3,144)	(3,562)
Other income (expense), net	(32)	368	41	132

Income before income taxes and equity in income (loss) of joint ventures	8,531	9,169	16,434	14,170
Income taxes	3,294	3,526	6,340	5,526

Income before equity in income (loss) of joint ventures	5,237	5,643	10,094	8,644
Equity in income (loss) of joint ventures	57	(5)	60	79

Net income	5,294	5,638	10,154	8,723

Preferred stock dividends	—	(40)	—	(52)
Net income attributable to common stockholders	$5,294	$5,598	$10,154	$8,671

Weighted average common stock outstanding:
Basic	14,746	14,119	14,705	13,999
Diluted	15,270	14,660	15,269	14,566
Income per share:
Basic	$0.36	$0.40	$0.69	$0.62
Diluted	$0.35	$0.38	$0.67	$0.60

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Six months ended
	July 1, 2005	June 27, 2004
	(Unaudited)
Cash flows from operating activities:
Net income	$10,154	$8,723
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,268	5,315
Stock compensation expense	48	39
Equity in income of joint ventures, net of distributions	(133)	12
Changes in operating assets and liabilities:
Accounts receivable	(11,418)	(10,782)
Costs and estimated earnings in excess of billings on uncompleted contracts	(14,453)	(6,231)
Prepaid expenses and other current assets	1,615	561
Accounts payable and accrued expenses and other current liabilities	(4,093)	3,813
Unearned revenues	(4,544)	4,867
Waste processing and disposal liabilities	(2,073)	304
Facility and equipment decontamination and decommissioning liabilities	499	430
Retainage	1,532	907
Other	586	498
Net cash provided by (used in) operating activities	(17,012)	8,456

Cash flows from investing activities:
Additions to property, plant and equipment	(2,351)	(3,056)
Other	(80)	(140)
Net cash used in investing activities	(2,431)	(3,196)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,333	2,598
Repayments of long-term debt	(429)	(15,000)
Deferred financing costs paid	(127)	(11)
Repayments of capital lease obligations	(254)	(150)
Preferred stock dividends paid	—	(106)
Net cash provided by (used in) financing activities	523	(12,669)
Net decrease in cash	(18,920)	(7,409)

Cash, beginning of period	23,296	35,174
Cash, end of period	$4,376	$27,765

Supplemental disclosure of non-cash financing activities:

During the six months ended July 1, 2005, we entered into $802 in capital lease agreements to finance the purchase of machinery and computer equipment. During the six months ended June 27, 2004, we entered into $174 in capital lease agreements to finance the purchase of machinery and equipment.

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

(b)              Fiscal Quarters

Our fiscal year ends on December 31.  Prior to 2005, the first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter.  In 2005 and going forward, the first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of July 1, 2005 and for the three and six months ended July 1, 2005 and June 27, 2004.  The effect of this change is not material to the comparative financial statements.

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

	Three months ended		Six months ended
	July 1, 2005	June 27, 2004	July 1, 2005	June 27, 2004

Net income	$5,294	$5,638	$10,154	$8,723
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	(21)	—	24

Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	341	327	682	654
Pro forma net income	4,953	5,290	9,472	8,093

Deduct: preferred stock dividends	—	40	—	52

Deduct: pro forma net income attributable to common stockholders	$4,953	$5,250	$9,472	$8,041

Income per share:
Basic - as reported	$0.36	$0.40	$0.69	$0.62
Basic - pro forma	$0.34	$0.37	$0.64	$0.57

Diluted - as reported	$0.35	$0.38	$0.67	$0.60
Diluted - pro forma	$0.32	$0.36	$0.62	$0.55

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the six months ended July 1, 2005 and June 27, 2004:

	Six months ended
	July 1,	June 27,
	2005	2004
Risk free interest rate	4.06%	4.66%
Expected volatility	60%	62%
Expected life	8 years	8 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$16.10	$9.89

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

Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired.  An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.  During the first quarters of 2005 and 2004, we tested our goodwill in accordance with the Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and concluded that no impairment charge was required.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  We do not have any other intangible assets that are not subject to amortization.  Other intangible assets that are subject to amortization as of July 1, 2005 and December 31, 2004 consist of the following:

	As of July 1, 2005			As of December 31, 2004
	Amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Barnwell operating rights	8 yrs	$7,340	$(4,587)	$7,340	$(4,129)
Patents	20 yrs	1,469	(1,049)	1,553	(1,045)
Covenants-not-to-compete	17 yrs	102	(77)	102	(74)
Total		$8,911	$(5,713)	$8,995	$(5,248)

Aggregate amortization expense was $245 for the three months ended July 1, 2005 and June 27, 2004 and $490 for the six months ended July 1, 2005 and June 27, 2004.  During the second quarter of 2005, we recognized $61 of impairment cost related to patents associated with impaired feasibility and market applicability.  Estimated annual amortization expense for the five years beginning January 1, 2005 is $979 for fiscal years ended December 31, 2005 through December 31, 2007, $521 for fiscal year ended December 31, 2008, and $60 for fiscal year ended December 31, 2009.

4.    Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $42,302 as of July 1, 2005, of which $24,101 is expected to be collected within the next 12 months and is classified as a current asset.  As of July 1, 2005, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $18,201 is included in other assets in our consolidated balance sheets.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts was $27,849, of which $16,715 was expected to be collected within the next 12 months and was classified as a current asset.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months of $11,134 is included in other assets in our consolidated balance sheets.

5.    Retainage

Retainage represents amounts earned but payment is withheld until satisfaction of contract provisions.  As of July 1, 2005, we had retainage balances of $5,437, of which $4,873 was expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2004, we had retainage balances of $6,969, of which $5,712 was expected to be collected within the next 12 months and was included in prepaid expense and other current assets in the consolidated balance sheets.

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

Our D&D liabilities consist of the following as of July 1, 2005 and December 31, 2004:

	July 1, 2005	December 31, 2004
Facilities & Equipment asset retirement obligation (“ARO”)	$21,868	$21,369
Barnwell closure	19,311	19,050
	$41,179	$40,419

We recognized accretion expense of $249 for the three months ended July 1, 2005, $195 for the three months ended June 27, 2004, $499 for the six months ended July 1, 2005, and $431 for the six months ended June 27, 2004.

The following is a reconciliation of our facilities & equipment ARO from January 1, 2005 to July 1, 2005:

Balance at January 1, 2005	$21,369
Accretion expense	499
Balance at July 1, 2005	$21,868

We update our closure and remediation cost estimates for D&D on an annual basis and these estimates are reviewed for reasonableness on a quarterly basis.  These estimates are based on current technology, regulations, and burial rates.  We are unable to reasonably estimate the impact that changes in technology, regulations, and burial rates will have on the ultimate costs.  Future changes in these factors could have a material impact on these estimates.

7.    Long-Term Debt

Long-term debt as of July 1, 2005 and December 31, 2004 consisted of the following:

	July 1,	December 31,
	2005	2004

Bank Credit Facility:
Term note, interest payable quarterly, due December 16, 2009	$84,571	$85,000
Less: current portion of long-term debt	859	858
	$83,712	$84,142

Effective February 23, 2005, the bank credit facility was amended to lower the applicable margin on the borrowings under the bank credit faility.  Our bank credit facility consists of a $30,000 revolving line of credit, including a $15,000 sub limit for the issuance of standby letters of credit, to fund working capital requirements and a $115,000 term loan.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The term loan must be prepaid to the extent of any excess cash flows, as defined in the bank credit facility.  The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  As of July 1, 2005, we were in compliance with the provisions of the bank credit facility, including all financial covenant requirements.  The bank credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of July 1, 2005, $84,571 of the six-year term loans remained outstanding from the $115,000 term loans issued in December 2003.  During the second quarter of 2005, we made $215 in scheduled repayments on the term loans. As of July 1, 2005, the total available borrowings under the revolving line of credit were $22,442.  On July 29, 2005, we borrowed $7,000 under the revolving line of credit to fund short term working capital requirements, which reduced the total available borrowings under the line of credit to $15,442.

8.    Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility.  At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans, at which date the contract’s notional amount was $50,748.  The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006.  The contract’s notional amount was $18,240 at July 1, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract, which was based upon the fair value estimate by a financial institution, is approximately $209 at July 1, 2005, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

9.    Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options and convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and six months ended July 1, 2005 and June 27, 2004 consists of the following:

	Three months ended		Six months ended
(in thousands, except per share amounts)	July 1, 2005	June 27, 2004	July 1, 2005	June 27, 2004
Numerator:
Net income attributable to common stockholders	$5,294	$5,598	$10,154	$8,671
Add: Income impact of assumed conversions - preferred stock dividends	—	40	—	52
Net income	$5,294	$5,638	$10,154	$8,723

Denominator:
Weighted average shares outstanding	14,746	14,119	14,705	13,999
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	524	541	564	567

Diluted weighted average common shares outstanding	15,270	14,660	15,269	14,566
Income per common share:
Basic	$0.36	$0.40	$0.69	$0.62
Diluted	$0.35	$0.38	$0.67	$0.60

There were 142,800 anti-dilutive securities as of July 1, 2005 and 52,666 anti-dilutive shares as of June 27, 2004.

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

•                  materials processing and packing for disposal; and

•                  specialty waste processing for nuclear power plants.

	For the Three Months Ended July 1, 2005
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers (1)	$33,340	$21,301	$20,317	$—	$74,958
Income from operations	5,544	2,929	1,745	—	10,218
Interest expense	—	—	—	(1,655)	(1,655)
Other income (loss), net	—	—	—	(32)	(32)
Income taxes	—	—	—	3,294	3,294
Equity in income of joint ventures	77	—	—	(20)	57
Net income	5,621	2,929	1,745	(5,001)	5,294
Depreciation and amortization expense	150	580	1,606	319	2,655
Capital expenditures for additions to property, plant and equipment	294	207	455	50	1,006

	For the Three Months Ended June 27, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers (1)	$29,101	$23,799	$20,655	$—	$73,555
Income from operations	4,166	4,619	1,530	—	10,315
Interest expense	—	—	—	(1,514)	(1,514)
Other income, net	—	—	—	368	368
Income taxes	—	—	—	3,526	3,526
Equity in income of joint ventures	15	—	—	(20)	(5)
Net income	4,181	4,619	1,530	(4,692)	5,638
Depreciation and amortization expense	105	560	1,639	304	2,608
Capital expenditures for additions to property, plant and equipment	66	279	722	270	1,337

	As of and for the Six Months Ended July 1, 2005
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers (1)	$64,311	$41,511	$39,748	$—	$145,570
Income from operations	10,561	5,614	3,362	—	19,537
Interest expense	—	—	—	(3,144)	(3,144)
Other income, net	—	—	—	41	41
Income taxes	—	—	—	6,340	6,340
Equity in income of joint ventures	100	—	—	(40)	60
Net income	10,661	5,614	3,362	(9,483)	10,154
Depreciation and amortization expense	274	1,160	3,207	627	5,268
Capital expenditures for additions to property, plant and equipment	546	992	662	151	2,351
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets (2)	1,487	23,249	41,128	2,020	67,884
Total assets	84,717	72,702	97,974	15,159	270,552

	As of and for the Six Months Ended June 27, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated
Revenues from external customers (1)	$56,493	$39,778	$41,466	$—	$137,737
Income from operations	7,395	6,704	3,501	—	17,600
Interest expense	—	—	—	(3,562)	(3,562)
Other income, net	—	—	—	132	132
Income taxes	—	—	—	5,526	5,526
Equity in income of joint ventures	119	—	—	(40)	79
Net income	7,514	6,704	3,501	(8,996)	8,723
Depreciation and amortization expense	213	1,114	3,354	634	5,315
Capital expenditures for additions to property, plant and equipment	96	646	1,213	1,101	3,056
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets (2)	1,324	23,070	45,824	1,898	72,116
Total assets	73,228	77,017	99,438	37,890	287,573

(1)          Intercompany revenues have been eliminated.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

11.       Commitments and Contingencies

(a)         Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of July 1, 2005, we had outstanding assurance instruments of $22,453, including $7,558 in letters of credit and $14,895 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit facility up to $15,000 as a sub limit to the $30,000 revolving line of credit.  In addition, the bank credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility.  As of July 1, 2005, we had no outstanding supplemental letters of credit.  Effective July 22, 2005, the bank credit facility was amended to increase the ability to obtain supplemental letters of credit from $10,000 to $20,000.  The bank credit facility limits the total amount of outstanding supplemental letters of credit and surety bonds to $35,000.  Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(b)         Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6,900.  We believe that the claim of the Unsecured Creditors of The IT Group is without merit.  We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability.  On March 31, 2005, the Official Committee of Unsecured Creditors of the IT Group, Inc. filed an amended complaint that lowered the amount of the claim against Duratek to $3,555.  We will continue to vigorously defend ourselves.  Summary Judgment Motions were filed in June 2005.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent quarterly reports on Form 10-Q for a discussion of other legal proceedings.

12.       New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees.  SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.

We are required to adopt SFAS 123R as of the beginning of our first annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition.  Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123 (see Note 2), we are evaluating the requirements under SFAS 123R and the adoption could have a significant adverse impact on our consolidated statements of income and net income per share that may be different from the disclosures in Note 2.

13.       Subsequent Events

On July 22, 2005, we amended our credit facility to increase our ability to obtain supplemental letters of credit from $10,000 to $20,000, while maintaining the overall cap for supplemental letters of credit and performance and fidelity bonds at $35,000.  In addition, the amendment increased the amount of unsecured additional indebtedness from $250 to $2,500 and increased the amount of additional investments we may have, subject to certain limitations, from $500 to $2,500.

In accordance with our contractual commitments, we transferred 19 of our employees to Uranium Disposition Services, LLC (“UDS LLC”) on June 27, 2005.  We are a joint venture partner with UDS LLC.  Prior to June 27, 2005, we had not contributed employees to the joint venture.  We were previously a subcontractor to UDS LLC, and as a result of our employees becoming UDS LLC employees, our revenues and expenses relative to this contract in future periods will be lower and our joint venture income will be higher.

During July 2005, we entered into an agreement with UDS LLC to loan up to $1,600 to UDS LLC for working capital requirements.  The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%.  Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan.  On July 19, 2005 we loaned UDS LLC $195.  We own 26 percent of UDS, LLC and share proportionally in its profits and losses.  The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations.  Forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  We discuss these risks and uncertainties in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek,” “we,” “our,” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2004.  Our fiscal year ends on December 31, while the first three fiscal quarters of each year end on the Friday nearest to the last day of each such calendar quarter.  Prior to 2005, our first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter. The quarterly financial results presented herein are for the three months ended July 1, 2005 and June 27, 2004.

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

We continue to actively manage our projects to minimize risk and the financial impact on us.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

We measure financial performance for each operating segment based on income from operations, which consists of revenues less cost of revenues and selling, general and administrative (“SG&A”) expenses.  SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expense.  Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred.  We have included in this item a comparative period-to-period analysis of SG&A expenses incurred by each segment and the impact of corporate SG&A expense that has been allocated to each segment, and an analysis of corporate SG&A expense.

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

Results of Operations

Three Months Ended July 1, 2005 (“second quarter of 2005”) as Compared to Three Months Ended June 27, 2004 (“second quarter of 2004”).

The table below sets forth certain consolidated statement of operations information for the three months ended July 1, 2005 and June 27, 2004.

	Three months ended		Increase (decrease)
	July 1,	June 27,
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)
Revenues	$74,958	$73,555	$1,403	1.9%
Cost of revenues	56,856	55,848	1,008	1.8%
Gross profit	18,102	17,707	395	2.2%
Percent of revenues	24.1%	24.1%
Selling, general and administrative expenses	7,884	7,392	492	6.7%
Percent of revenues	10.5%	10.0%
Income from operations	10,218	10,315	(97)	(.9)%
Percent of revenues	13.6%	14.0%
Interest expense	(1,655)	(1,514)	(141)
Other (expense) income , net	(32)	368	(400)
Income taxes	3,294	3,526	(232)
Equity in income (loss) of joint ventures	57	(5)	62
Net income	5,294	5,638	(344)
Preferred stock dividends	—	(40)	40
Net income attributable to common stockholders	$5,294	$5,598	$(304)

Revenues increased by $1.4 million during the second quarter of 2005 compared to the second quarter of 2004.  The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:

•  Increase in incentive fee revenues recognized in the second quarter of 2005 relating to the Fernald Closure Project primarily due to the effect of a revised estimate to complete the project earlier than previously scheduled based on progress to date, with the project completion date currently estimated to be December 2006. This resulted in an increase in the project team’s incentive fee and was based upon correspondence with the project’s prime contractor. This incentive fee is being accrued based upon the project completion target date currently utilized by the prime contractor. This increase resulted in higher margin revenues.

$ 3.3

Description:	Increase (decrease)
• A net increase in work performed on existing contracts and new work relating to the following:	2.2
• an increase in waste disposition volume for a disposal cell at the Hanford Site;
• an increase in subcontract work performed for the Uranium Disposition Services, LLC joint venture (see Note 13 to our Notes to Consolidated Financial Statements included in this report); and
• revenue from two new projects during the second quarter of 2005;
• partially offset by a decrease in work performed on the Hanford RPP-WTP projects and the sorting of low level legacy waste project for a DOE prime contractor.

• The recovery in incentive fees received during the second quarter of 2005 relating to the Project Hanford Management Contract due to the timing of several milestones that were achieved. The timing of these milestones can vary from quarter to quarter.	0.7

• Increase in revenues during the second quarter of 2005 compared to the second quarter of 2004 on a Federal government subcontract at the Savannah River site.	0.5

• Partially offsetting was a decrease in revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as this contract is terminating.	(2.3)

Commercial Services:
• A decrease in revenues primarily relating to a site decontamination and decommissioning (“D&D”) project of a commercial nuclear power reactor that occurred in 2004, and did not recur in 2005, and the recognition of a portion of a risk pool associated with this contract during 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.	(1.5)

• A decrease in revenues relating to emergency response work performed during the second quarter of 2004 that did not recur in 2005.	(1.2)

• A decrease in revenues due to a transportation logistics contract during the second quarter of 2004 that did not recur in the second quarter of 2005.	(0.6)

• A decrease in revenues relating to a reduction in storage and service revenue at the Memphis facility during the second quarter of 2005 compared to the second quarter of 2004.	(0.6)

• Partially offsetting was an increase in revenues from our transportation operation relating to an increase in volume of activity during the second quarter of 2005 compared to the second quarter of 2004, primarily related to the transportation of D&D waste material, and an increase in revenues from fuel surcharges due to higher fuel expense incurred.	1.6

Description:	Increase (decrease)
Commercial Processing and Disposal:

• A decrease in revenues relating to the Duratek Consolidation & Services Facility due to a decrease in volume of work performed during the second quarter of 2005 compared to the second quarter of 2004.	(0.7)

• A decrease in revenues from the Barnwell low-level radioactive waste disposal site primarily relating to a decrease in decommissioning activities (capping of disposal trenches) during the second quarter of 2005 compared to the second quarter of 2004.	(0.2)

• Partially offsetting was an increase in revenues relating to our fixed-based processing facility due to the following:	0.5
• processing a higher volume of resin waste during the second quarter of 2005 compared to the second quarter of 2004; and
• processing of specialty waste, primarily for the DOE;
• partially offset by a decrease in revenues relating to the processing of lower priced but high volume of waste from a nuclear utility customer.

$ 1.7

Gross profit increased by $0.4 million during the second quarter of 2005 compared to the second quarter of 2004.  The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:

• An increase in gross profit from the incentive fee earned on the Fernald Closure Project and a decrease in costs incurred during the second quarter of 2005 compared to the second quarter of 2004.	$ 3.7

• Increase in gross profit relating to increases in project work performed and new work during the second quarter of 2005.	0.6

• An increase in gross profit primarily relating to incentive fees received during the second quarter of 2005 relating to the Project Hanford Management Contract due to the timing of several milestones that were achieved during this quarter.	0.4

• Increase in gross profit on a Federal government contract, for which we are a subcontractor, at the Savannah River Site during the second quarter of 2005 compared to the second quarter of 2004.	0.2

• Partially offsetting were decreases in gross profit relating to the following:

• A decrease relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as this contract is terminating.	(1.4)

• Lower margin work performed relating to the technology and engineering expertise operation and the processing of liquids and gaseous waste at the Oak Ridge Reservation in Tennessee during the second quarter of 2005 as compared to the second quarter of 2004.	(0.8)

Description:	Increase (decrease)
• A contract loss recognized during the second quarter of 2005 relating to work performed at the DOE’s Idaho site primarily relating to project delays and the recharacterization of waste at the site.	(0.4)

• Completion of a fixed price contract relating to the Hanford RPP-WTP project that yielded high margins during the first quarter of 2004.	(0.3)

Commercial Services:
• High fixed costs incurred relating to the radiological engineering services operation and a decrease in revenues due to a transportation logistics contract during the second quarter of 2004 that did not recur in the second quarter of 2005.	(1.3)

• A decrease in volume of work relating to Site D&D projects during the second quarter of 2005 compared to the second quarter of 2004.	(1.1)

• Partially offsetting was an increase in gross profit relating to an increase in volume of activity incurred in our transportation operation and liquid waste processing operation during the second quarter of 2005 compared to the second quarter of 2004.	0.9

Commercial Processing and Disposal:
• An increase in revenues from the fixed-based processing facility in Tennessee and lower burial expense, which decreased primarily due to lower waste volume.	0.2

• A decrease in revenues relating to the Duratek Consolidation & Services Facility due to a decrease in volume of work performed during the second quarter of 2005 compared to the second quarter of 2004.	(0.2)
$ 0.5

Gross profit as a percent of revenues for the second quarter of 2005 remained unchanged from the second quarter of 2004.  But, comparatively, gross profit as a percent of revenues increased on the Fernald Closure Project primarily due to higher margin revenues and from our transportation operation due to an increase in volume, which resulted in improved utilization.  Partially offsetting were decreases in gross profit as a percent of revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as this contract is terminating, higher fixed costs incurred and a decrease in revenues relating to the radiological engineering services operation, lower margin work performed relating to the technology and engineering expertise operation, and a contract loss recognized during the second quarter of 2005 relating to work performed at the DOE’s Idaho site.

Income from operations decreased slightly due to higher SG&A expense, offset by higher gross profit. The increase in SG&A expense was primarily due to higher salary and related expense and professional service fees, partially offset by lower business development expense.

The following table summarizes revenues, gross profit, and income from operations by business segment for the three months ended July 1, 2005 and June 27, 2004:

	Three months ended		Increase (decrease)
	July 1,	June 27,
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)

Federal Services:
Revenues	$33,340	$29,101	$4,239	14.6%
Gross profit	8,852	6,958	1,894	27.2%
Percent of revenues	26.6%	23.9%
Income from operations	5,544	4,166	1,378	33.1%
Percent of revenues	16.6%	14.3%

Commercial Services:
Revenues	$21,301	$23,799	$(2,498)	(10.5)%
Gross profit	5,253	6,816	(1,563)	(22.9)%
Percent of revenues	24.7%	28.6%
Income from operations	2,929	4,619	(1,690)	(36.6)%
Percent of revenues	13.8%	19.4%

Commercial Processing and Disposal:
Revenues	$20,317	$20,655	$(338)	(1.6)%
Gross profit	3,997	3,933	64	1.6%
Percent of revenues	19.7%	19.0%
Income from operations	1,745	1,530	215	14.1%
Percent of revenues	8.6%	7.4%

Federal Services:

Revenues increased $4.2 million and gross profit increased by $1.9 million due to the items discussed above.  Gross profit as a percent of revenues increased primarily due to the increase in the gross profit from higher margin revenues in 2005 on the Fernald Closure Project, partially offset by decreases in gross profit as a percent of revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as this contract is terminating, lower margin work performed relating to the technology and engineering expertise operation, and a contract loss recognized during the second quarter of 2005 relating to work performed at the DOE’s Idaho site.

Income from operations increased by $1.4 million due to higher gross profit, offset by an increase in SG&A expense.  The allocation of corporate SG&A expense increased by $0.3 million during the second quarter of 2005 compared to the second quarter of 2004 primarily due to an increase in corporate SG&A expense and the pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment increased by $0.2 million primarily due to personnel and salary and related expenses.

Commercial Services:

Revenues decreased $2.5 million and gross profit decreased $1.6 million primarily due to the items discussed above.  Gross profit as a percent of revenues decreased primarily due to high fixed costs incurred and a decrease in revenues relating to the radiological engineering services operation, partially offset by higher margin revenues from our transportation operation primarily due to an increase in volume.

Income from operations decreased by $1.7 million due to lower gross profit and higher SG&A expense.  The allocation of corporate SG&A expense increased by $0.1 million during the second quarter of 2005 compared to the second quarter of 2004 primarily due to an increase in corporate SG&A.  SG&A expense incurred by this segment remained consistent with the second quarter of 2004.

Commercial Processing and Disposal:

Revenues decreased $0.3 million and gross profit increased slightly primarily due to the items discussed above.  Gross profit as a percent of revenues increased slightly.

Income from operations increased by $0.2 million primarily due to lower SG&A expense.  SG&A expense incurred by this segment decreased slightly primarily due to system support expense.  The allocation of corporate SG&A expense increased slightly during the second quarter of 2005 compared to the second quarter of 2004 primarily due to an increase in corporate SG&A expense, offset by a decrease in the pro-rata share of direct expenses incurred.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $0.6 million primarily due to professional service fees and system support expense, partially offset by a decrease in business development expense and salary and related expenses.

Interest expense increased $0.1 million primarily as a result of higher interest rates during the second quarter of 2005, partially offset by lower outstanding borrowings under the credit facility.

Income taxes decreased $0.2 million primarily due to lower pre-tax income.  Our effective tax rate for the three months ended July 1, 2005 and three months ended June 27, 2004 is 38.5%, which is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Six Months Ended July 1, 2005 as Compared to Six Months Ended June 27, 2004.

The table below sets forth certain consolidated statement of operations information for the six months ended July 1, 2005 and June 27, 2004.

	Six months ended		Increase (decrease)
	July 1,	June 27,
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)
Revenues	$145,570	$137,737	$7,833	5.7%
Cost of revenues	109,736	104,098	5,638	5.4%
Gross profit	35,834	33,639	2,195	6.5%
Percent of revenues	24.6%	24.4%
Selling, general and administrative expenses	16,297	16,039	258	1.6%
Percent of revenues	11.2%	11.6%
Income from operations	19,537	17,600	1,937	11.0%
Percent of revenues	13.4%	12.8%
Interest expense	(3,144)	(3,562)	418
Other income, net	41	132	(91)
Income taxes	6,340	5,526	814
Equity in income of joint ventures	60	79	(19)
Net income	10,154	8,723	1,431
Preferred stock dividends	—	(52)	52
Net income attributable to common stockholders	$10,154	$8,671	$1,483

Revenues increased by $7.8 million during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.  The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:

•      Increase in incentive fee revenues recognized in 2005 relating to the Fernald Closure Project primarily due to the effect of a revised estimate to complete the project earlier than previously scheduled based on progress to date and the achievement of critical milestones during the first quarter of 2005 due to reduction of risk on the Fernald Closure project. This resulted in an increase in the project team’s incentive fee and was based upon correspondence with the project’s prime contractor. This incentive fee is being accrued based upon the project completion target date currently utilized by the prime contractor. This increase resulted in higher margin revenues.

$ 5.4

Description:	Increase (decrease)
• A net increase in work performed on existing contracts and new work relating to the following:	5.1
• an increase in waste disposition volume for a disposal cell at the Hanford Site;
• revenue from two new projects during 2005;
• an increase in our subcontract work performed for the Uranium Disposition Services, LLC joint venture (see Note 13 to our Notes to Consolidated Financial Statements included in this report); and
• work performed at the DOE’s Idaho site;
• partially offset by a decrease in work performed on the Hanford RPP-WTP projects and the sorting of low level legacy waste project for a DOE prime contractor.

• An increase in work performed relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee.	1.4

• Incentive fees received during 2005 for meeting milestones and increases in revenues during the six months ended July 1, 2005 compared to the six months ended June 27, 2004 on one Federal government contract, on which we are a subcontractor, at the Savannah River Site.	1.0

• Partially offsetting were decreases in revenues relating to a waste management services contract at the Los Alamos National Laboratories and work performed for the K-25 site at the Oak Ridge Reservation in Tennessee, as this contract is terminating.	(4.9)

Commercial Services:
• An increase in liquid waste processing services provided at several nuclear power reactors.	1.6

• An increase in revenues from our transportation operation relating to an increase in volume of activity during the six months ended July 1, 2005 compared to the six months ended June 27, 2004, primarily related to the transportation of D&D waste material, and an increase in revenues from fuel surcharges due to higher fuel expense incurred.	2.2

• A net increase in revenues from site D&D projects primarily due to:	0.4
• a net increase in volume work performed at nuclear power reactors; and
• the award of two new contracts;

•      partially offset by the completion of a high volume site D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool associated with this contract during 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.

• Partially offsetting were decreases in revenues relating to the following:

• a decrease in revenues relating to emergency response work performed during the six months ended June 27, 2004.	(1.2)

• a decrease in revenues relating to a reduction in storage and service revenue at the Memphis facility during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.7)

Description:	Increase (decrease)
• decreases in revenues relating to the fabrication of liners for transportation containers during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.5)

Commercial Processing and Disposal:
• A decrease in revenues relating to the Duratek Consolidation & Services Facility due to a decrease in volume of work performed during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.8)

• A decrease in revenues from the Barnwell low-level radioactive waste disposal site primarily relating to a decrease in decommissioning activities (capping of disposal trenches) during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.5)

• A decrease in revenues from our fixed-based processing facility in Tennessee due to the processing of lower priced but high volume waste from a nuclear utility customer and revenues relating to the processing of waste on a low-level legacy waste project for a DOE prime contract in 2004. Partially offsetting was an increase in revenues relating to the processing of a higher volume of resin waste during the six months ended July 1, 2005 compared to the six months ended June 27, 2004 and the processing of specialty waste, primarily for the DOE.	(0.4)
$ 8.1

Gross profit increased by $2.2 million during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.  The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:

•      An increase in gross profit from the incentive fee earned on the Fernald Closure Project and a decrease in costs incurred during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.

$ 6.0

• Increases in project work performed and incremental work on existing contracts and an increase in incentive fees recognized during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	1.4

• Increase in gross profit on a Federal government subcontract at the Savannah River Site during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	0.4

• Partially offsetting were decreases in gross profit relating to the following:

• A net decrease in project work performed on existing contracts.	(1.8)

• A decrease relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee, as this contract is terminating.	(1.6)

Description:	Increase (decrease)
• Completion of a fixed price contract relating to the Hanford RPP-WTP project that yielded high margins during the first quarter of 2004.	(0.5)

• Lower margin work performed relating to technology and engineering expertise operation during the six months ended July 1, 2005.	(0.4)

Commercial Services:
• High fixed costs incurred relating to the radiological engineering services operation and a decrease in revenues due to a transportation logistics contract in 2004 that did not recur in 2005.	(1.2)

• A net decrease in volume of work relating to site D&D projects during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.8)

• Decreases in revenues relating to the fabrication of liners for transportation containers during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	(0.5)

• An increase in volume of activity in our transportation operation and liquid waste processing operation during the six months ended July 1, 2005 compared to the six months ended June 27, 2004.	1.8

Commercial Processing and Disposal:
• Decrease in revenues from the fixed-based processing facility in Tennessee, offset by lower burial expense, which decreased primarily due to lower waste volume.	(0.5)
$ 2.3

Gross profit as a percent of revenues increased slightly due to the increase in the gross profit from higher margin revenues in 2005 on the Fernald Closure Project and an increase in volume of activity from our transportation operation.  Partially offsetting were decreases in gross profit as a percent of revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as this contract is terminating, high fixed costs incurred and a decrease in revenues relating to the radiological engineering services operation, lower margins from our fabrication operation due to a decrease in volume, and a contract loss recognized during the second quarter of 2005 relating to work performed at the DOE’s Idaho site.

Income from operations increased by $1.9 million due to higher gross profit, offset by slightly higher SG&A expense.  The increase in SG&A expense was primarily due to higher professional fees and personnel and salary and related expense, partially offset by lower business development expense.

The following table summarizes revenues, gross profit, and income from operations by business segment for the six months ended July 1, 2005 and June 27, 2004:

	Six months ended		Increase (decrease)
	July 1,	June 27,
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)
Federal Services:
Revenues	$64,311	$56,493	$7,818	13.8%
Gross profit	17,368	14,011	3,357	24.0%
Percent of revenues	27.0%	24.8%
Income from operations	10,561	7,395	3,166	42.8%
Percent of revenues	16.4%	13.1%

Commercial Services:
Revenues	$41,511	$39,778	$1,733	4.4%
Gross profit	10,452	11,098	(646)	(5.8)%
Percent of revenues	25.2%	27.9%
Income from operations	5,614	6,704	(1,090)	(16.3)%
Percent of revenues	13.5%	16.9%

Commercial Processing and Disposal:
Revenues	$39,748	$41,466	$(1,718)	(4.1)%
Gross profit	8,014	8,530	(516)	(6.0)%
Percent of revenues	20.2%	20.6%
Income from operations	3,362	3,501	(139)	(4.0)%
Percent of revenues	8.5%	8.4%

Federal Services:

Revenues increased $7.8 million and gross profit increased by $3.4 million due to the items discussed above.  Gross profit as a percent of revenues increased due to the increase in the gross profit from higher margin revenues in 2005 on the Fernald Closure Project, partially offset by decreases in gross profit as a percent of revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee as the contract is terminating and high fixed costs and a contract loss recognized during the second quarter of 2005 relating to work performed at the DOE’s Idaho site.

Income from operations increased by $3.2 million due to higher gross profit, offset by an increase in SG&A expense.  The allocation of corporate SG&A expense increased by $0.6 million during the six months ended July 1, 2005 compared to the six months ended June 27, 2004 primarily due to the an increase in corporate SG&A expense and the pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment decreased by $0.4 million primarily due to business development expense and personnel and salary and related expenses.

Commercial Services:

Revenues increased $1.7 million and gross profit decreased $0.6 million primarily due to the items discussed above.  Gross profit as a percent of revenues decreased slightly primarily due to high fixed costs and a decrease in revenues incurred relating to the radiological engineering services operation and lower margins from our fabrication operation due to a decrease in volume, partially offset by an increase in volume of activity from our transportation operation.

Income from operations decreased $1.1 million due to a decrease in gross profit and an increase in SG&A expense.  The allocation of corporate SG&A expense increased by $0.6 million during the six months ended July 1, 2005 compared to the six months ended June 27, 2004 primarily due to an increase in corporate SG&A and the pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment decreased slightly.

Commercial Processing and Disposal:

Revenues decreased $1.7 million and gross profit decreased $0.5 million primarily due to the items discussed above.  Gross profit as a percent of revenues decreased slightly.

Income from operations decreased by $0.1 million primarily due to lower gross profit, offset by lower SG&A expense.  SG&A expense incurred by this segment decreased $0.5 million primarily due to lower system support expense and professional service fees.  The allocation of corporate SG&A expense increased slightly primarily due to the an increase in corporate SG&A expense, offset by a decrease in the pro-rata share of direct expenses incurred.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $1.3 million primarily due to professional service fees, business development expense, and personnel related expense, partially offset by lower system support expense.

Interest expense decreased $0.4 million as a result of the lower outstanding borrowings under the credit facility, partially offset by higher interest rates during the six months ended July 1, 2005 compared to six months ended June 27, 2004.

Income taxes increased $0.8 million primarily due to higher pre-tax income.  Our effective tax rate for the six months ended July 1, 2005 is 38.5%, compared to 39.0% for the six months ended June 27, 2004, and is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Liquidity and Capital Resources

We used $17.0 million in cash from operating activities during the six months ended July 1, 2005, an increase of $25.5 million in use of cash from the six months ended June 27, 2004.  The cash used from operating activities during the six months ended July 1, 2005 is primarily attributable to the following:

An increase in costs and estimated earning in excess of billings on uncompleted contracts primarily relating to:

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the timing of the receipt of an incentive fee on a Federal government subcontract on the Fernald Closure Project.  This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over approximately a seven-year period. A large portion of the incentive fee is not billable until the project is complete, which is currently estimated to be December 2006.  We recognize this incentive fee based on the estimated target completion date utilized by the prime contractor and believe that collection of these amounts is reasonably assured.  Based on communications with the prime contractor during the second quarter of 2005, the estimated completion date was revised from April 2007 to December 2006.  As of July 1, 2005, we had unbilled amounts that will not be collected within the next 12 months of $18.2 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule.  The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee.

•                  An increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the billing of several other Federal Services projects that are milestone based.  In addition, earnings in excess of billings on uncompleted contracts relating to our fixed-based processing facility in Tennessee increased due to an increase in volume of waste that has not been final processed and that cannot be billed until completed.

•                  An increase in accounts receivable primarily due to billings exceeding cash receipts during the six months ended July 1, 2005.

•                  Partially offsetting these increases were decreases relating to the following:

•                  unearned revenues primarily due to a decline in the volume of waste receipts in our fixed based processing facility in Tennessee, which impacted the receipt of advance payments from our customers.

•                  accounts payable and accrued expenses and other current liabilities primarily due to the payment of salary and related expenses and a significant decrease in accounts payable from December 31, 2004.

•                  waste processing and disposal liabilities due to the volume of waste transported for burial exceeding the volume of waste on-site.

•                  prepaid expenses and other current assets primarily due to the decrease in income taxes recoverable.

•                  retainage due to the release of retainage balances in the Federal Services and Commercial Services segments during the six months ended July 1, 2005.

Accrued expenses and other current liabilities includes an amount owed to the State of South Carolina relating to the operations of the Barnwell low-level radioactive waste disposal facility.  Under South Carolina law, we are required to bill customers based on the disposal rates agreed upon by the State.  On an annual basis, following the State’s fiscal year-end on June 30, we remit amounts billed to and paid by customers of the waste disposal site less our fee for operating the site during such fiscal year.  On July 29, 2005, subsequent to the second quarter, we remitted $14.1 million to the State of South Carolina.

We have implemented a comprehensive plan designed to focus on improving our cash from operating activities during the remainder of this fiscal year.

We used $2.4 million in cash for investing activities for the six months ended July 1, 2005 and $3.2 million for the six months ended June 27, 2004 primarily for the purchase of property, plant and equipment.

Net cash provided by financing activities was $0.5 million for the six months ended July 1, 2005, which includes proceeds from the issuance of common stock from the exercise of employee stock options, partially offset by repayments of long-term debt and capital lease obligations.  Net cash used in financing activities was $12.7 million for the six months ended June 27, 2004, which was primarily attributable to the repayment of $15.0 million on long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of employee stock options.

Our primary liquidity requirements are for working capital, for debt service under our bank credit facility, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facility.  Depending upon market conditions, we may seek to supplement our capital resources with additional debt borrowings or equity financing.

Our bank credit facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit to fund working capital requirements and a $115.0 million term loan, of which $84.6 million remains outstanding as of July 1, 2005.  In connection with the bank credit facility, we incurred transaction financing costs and related expenses which are deferred and are being amortized to expense over the term of the bank credit facility.  Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the credit facility contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of July 1, 2005, we were in compliance with the provisions of the credit facility, including all financial covenant requirements.

As of July 1, 2005, there were no borrowings outstanding under the revolving line of credit, $7.6 million in outstanding letters of credit, and an $84.6 million six-year term loan bearing interest at LIBOR plus 3.25% (6.49%).  As of July 1, 2005, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $7.6 million in outstanding letters of credit, for a net borrowing availability of $22.4 million under the revolving line of credit.  On July 29, 2005, we borrowed

$7.0 million under the revolving line of credit to fund short term working capital requirements, which reduced the total available borrowings under the line of credit to $15.4 million.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of July 1, 2005, we had outstanding assurance instruments of $22.5 million, consisting of $7.6 million in letters of credit and $14.9 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $20.0 million as a sub limit to the $30.0 million revolving line of credit.  In addition, the bank credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility.  As of July 1, 2005, we had no outstanding supplemental letters of credit.  Effective July 22, 2005, the bank credit facility was amended to increase the ability to obtain supplemental letters of credit from $10.0 million to $20.0 million.  The bank credit facility limits the total amount of outstanding supplemental letters of credit and surety bonds to $35.0 million.  Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility

We believe that cash flow from operations, cash resources at July 1, 2005 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with additional debt borrowings or equity financing.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than operating leases and two investments in joint ventures at July 1, 2005. During July 2005, we entered into an agreement with Uranium Disposition Services, LLC (“UDS LLC”), one of our joint ventures, to loan up to $1.6 million to UDS LLC for working capital requirements.  The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%.  Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan.  On July 19, 2005 we loaned UDS LLC $0.2 million.  We own 26 percent of UDS, LLC and share proportionally in its profits and losses.  The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At July 1, 2005, we have floating rate long-term debt of $84.6 million, of which the current portion is $0.9 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under our prior credit facility.  At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans, at which date the contract’s notional amount was $50.7 million.  The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006.  The contract’s notional amount is $18.2 million at July 1, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract at July 1, 2005 is approximately $0.2 million.

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

We had no outstanding borrowings under the revolving credit portion of the credit facility during the three months ended July 1, 2005.  In addition, we do not have any material foreign currency or commodity risk.

A hypothetical interest rate change of 1% on our bank credit facility would have changed interest expense for the three months ended July 1, 2005 by approximately $0.2 million and the interest rate swap agreement would have changed interest expense by approximately $0.1 million in the opposite direction.  In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have decreased the fair value of the interest swap at July 1, 2005 by approximately $2,000.  Additionally, changes in market interest rates would impact the fair value of our long-term obligations.  The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of July 1, 2005, as the facility bears interest rates that approximate the market.

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

 b) Changes in Internal Controls.  During the second quarter of 2005, we implemented an electronic timesheet system, which improved the efficiency of our controls relating to time collection.  There have been no other changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part II    Other Information

Item 1.  Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group, Inc. for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6.9 million.  We believe that the claim of the Unsecured Creditors of The IT Group is without merit.  We submitted a memorandum on June 25, 2004 to the Official Committee of Unsecured Creditors identifying certain defenses we have that eliminate our liability.  On March 31, 2005, the Official Committee of Unsecured Creditors of the IT Group, Inc. filed an amended complaint that lowered the amount of the claim against Duratek to $3.6 million.  We will continue to vigorously defend ourselves. Summary Judgment Motions were filed in June of 2005.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 and our subsequent quarterly reports on Form 10-Q for a discussion of other legal proceedings.

Item 4.    Submission of Matters to a Vote of Securities Holders

At our Annual Meeting of Stockholders held on May 5, 2005, the following matter was voted upon:

Admiral Bruce DeMars, George V. McGowan, Admiral James D. Watkins, Michael J. Bayer, Alan J. Fohrer, and Robert E. Prince were elected to serve as directors for a one-year term by the stockholders.

Following are the votes for the elected directors:

	Votes	Votes
	For	Withheld
Admiral Bruce DeMars	13,621,690	68,550
George V. McGowan	13,179,841	510,399
Admiral James D. Watkins	13,619,590	70,650
Michael J. Bayer	13,341,333	348,907
Alan J. Fohrer	13,345,649	344,591
Robert E. Prince	13,620,205	70,035

Item 6.  Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: August 5, 2005	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2005	BY:	/s/ William M. Bambarger, Jr.
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

4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003. Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003. (File No. 0-14292)

4.3

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent, which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.4

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 12, 2004. Incorporated herein by reference to Exhibit 4.8 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 27, 2004. (File No. 0-14292)

10.1

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.2

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.3

1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 0-14292)*

10.4

License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.5

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

Exhibit No.

10.6

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.7	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant’s 2000 Proxy Statement. (File No. 0-14292)*

10.8

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.15 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.9

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.16 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.10

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.11

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.12

Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.13

Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.14

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)*

10.15

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)*

10.16

Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)*

Exhibit No.

10.17	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. (File No. 0-14292)*

10.18

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.19

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Amendment to Duratek Inc. Deferred Compensation Plan dated May 15, 2003. Incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 0-14292)*

10.21

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)*

10.22

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)*

10.23

First Amendment to Credit Agreement, dated as of February 23, 2005, among Duratek, Inc., various lenders and Calyon, New York Branch (f/k/a Credit Lyonnais New York Branch, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on March 1, 2005. (File No. 0-14292)

10.24

Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of July 22, 2005, among Duratek, Inc., the lenders party thereto from time to time and Calyon, New York Branch (f/k/a Credit Lyonnais New York Branch, as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on July 28, 2005. (File No. 0-14292)

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

* Denotes management contract or compensation arrangement required to be filed as an exhibit to this form.