Form 10-Q
period 2005-09-30
DURATEK INC
filed 2005-11-04
CIK 785186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of November 1, 2005:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,856,097

DURATEK, INC.

TABLE OF CONTENTS

Part I	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and September 26, 2004

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and September 26, 2004

Notes to Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures

Part II	Other Information

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

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

Part I   Financial Information

Item 1.  Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except per share amounts)

	September 30,	December 31,
	2005	2004
	(unaudited)	*
Assets
Current assets:
Cash and cash equivalents	$19	$23,296
Accounts receivable, net of allowance for doubtful accounts of $100 in 2005 and $158 in 2004	44,428	30,997
Cost and estimated earnings in excess of billings on uncompleted contracts	18,906	16,715
Prepaid expenses and other current assets	9,669	13,708
Total current assets	73,022	84,716

Retainage	526	1,257
Property, plant and equipment, net	63,761	66,151
Goodwill	72,129	72,129
Other intangible assets	2,953	3,747
Decontamination and decommissioning trust fund	19,375	19,050
Other assets	31,494	21,487
Total assets	$263,260	$268,537

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term borrowings	$1,750	$—
Current portion of long-term debt	859	858
Accounts payable	6,675	15,643
Due to State of South Carolina	3,743	6,073
Accrued expenses and other current liabilities	20,304	24,646
Unearned revenues	9,510	14,694
Waste processing and disposal liabilities	5,005	6,980
Total current liabilities	47,846	68,894

Long-term debt, less current portion	83,497	84,142
Facility and equipment decontamination and decommissioning liabilities	41,478	40,419
Other noncurrent liabilities	7,541	6,756
Total liabilities	180,362	200,211

Stockholders’ equity:
Preferred stock – $0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock – $0.01 par value; authorized 35,000,000 shares; issued 16,463,407 shares at September 30, 2005 and 16,236,781 shares at December 31, 2004	165	162
Capital in excess of par value	88,379	86,784
Deferred compensation employee stock trust	1,323	1,323
Retained earnings (accumulated deficit)	3,931	(9,043)
Treasury stock at cost, 1,770,306 shares at September 30, 2005 and December 31, 2004	(10,900)	(10,900)
Total stockholders’ equity	82,898	68,326
Total liabilities and stockholders’ equity	$263,260	$268,537

* The Consolidated Balance Sheet as of December 31, 2004 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2004.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30,	September 26,	September 30,	September 26,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenues	$67,113	$77,403	$212,683	$215,140
Cost of revenues	52,706	52,561	162,442	156,659

Gross profit	14,407	24,842	50,241	58,481
Selling, general and administrative expenses	8,405	8,006	24,702	24,045

Income from operations	6,002	16,836	25,539	34,436
Interest expense	(1,624)	(1,741)	(4,768)	(5,295)
Other income, net	13	129	54	261

Income before income taxes and equity in income of joint ventures	4,391	15,224	20,825	29,402
Income taxes	1,690	5,941	8,030	11,467

Income before equity in income of joint ventures	2,701	9,283	12,795	17,935
Equity in income of joint ventures	119	27	179	106

Net income	2,820	9,310	12,974	18,041

Preferred stock dividends	—	—	—	(60)
Net income attributable to common stockholders	$2,820	$9,310	$12,974	$17,981

Weighted average common stock outstanding:
Basic	14,838	14,301	14,749	14,099
Diluted	15,344	14,844	15,294	14,659
Income per share:
Basic	$0.19	$0.65	$0.88	$1.28
Diluted	$0.18	$0.63	$0.85	$1.23

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Nine months ended
	September 30, 2005	September 26, 2004
	(Unaudited)
Cash flows from operating activities:
Net income	$12,974	$18,041
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,910	8,036
Stock compensation expense	74	85
Equity in income of joint ventures, net of distributions	(360)	86
Changes in operating assets and liabilities:
Accounts receivable, net	(13,442)	2,215
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,102)	(9,739)
Prepaid expenses and other current assets	1,632	1,547
Accounts payable and accrued expenses and other current liabilities	(13,554)	(7,652)
Due to State of South Carolina	(2,330)	(8,869)
Unearned revenues	(5,184)	(7,161)
Waste processing and disposal liabilities	(1,975)	4
Facility and equipment decontamination and decommissioning liabilities	734	673
Retainage	2,707	282
Other	(1,216)	(1,074)

Net cash used in operating activities	(22,132)	(3,526)

Cash flows from investing activities:
Additions to property, plant and equipment	(3,191)	(3,605)
Other	(61)	(205)

Net cash used in investing activities	(3,252)	(3,810)

Cash flows from financing activities:
Proceeds from borrowings under revolving credit facility	1,750	—
Proceeds from issuance of common stock	1,524	3,099
Repayments of long-term debt	(644)	(25,000)
Deferred financing costs paid	(127)	(27)
Repayments of capital lease obligations	(396)	(220)
Preferred stock dividends paid	—	(114)

Net cash provided by (used in) financing activities	2,107	(22,262)

Net decrease in cash	(23,277)	(29,598)

Cash, beginning of period	23,296	35,174

Cash, end of period	$19	$5,576

Supplemental disclosure of non-cash financing activities:

During the nine months ended September 30, 2005, we entered into $1,068 in capital lease agreements to finance the purchase of machinery and computer equipment.  During the nine months ended September 26, 2004, we entered into $174 in capital lease agreements to finance the purchase of machinery and equipment.

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

(b)              Fiscal Quarters

Our fiscal year ends on December 31.  Prior to 2005, the first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter.  In 2005 and going forward, the first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 26, 2004.  The effect of this change is not material to the comparative financial statements.

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

	Three months ended		Nine months ended
	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004

Net income	$2,820	$9,310	$12,974	$18,041
Add: stock-based employee compensation expense included in reported net income, net of taxes	—	28	—	52
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	341	327	1,022	980
Pro forma net income	2,479	9,011	11,952	17,113
Deduct: preferred stock dividends	—	—	—	60
Pro forma net income attributable to common stockholders	$2,479	$9,011	$11,952	$17,053

Income per share:
Basic - as reported	$0.19	$0.65	$0.88	$1.28
Basic - pro forma	$0.17	$0.63	$0.81	$1.21

Diluted - as reported	$0.18	$0.63	$0.85	$1.23
Diluted - pro forma	$0.16	$0.61	$0.78	$1.17

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the nine months ended September 30, 2005 and September 26, 2004:

	Nine months ended
	September 30,	September 26,
	2005	2004

Risk free interest rate	4.29%	4.04%
Expected volatility	59%	61%
Expected life	8 years	10 years
Contractual life	10 years	10 years
Expected dividend yield	0%	0%
Fair value of options granted	$16.07	$9.70

3.              Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually.  Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

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

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents.  We do not have any other intangible assets that are not subject to amortization.  Other intangible assets that are subject to amortization as of September 30, 2005 and December 31, 2004 consist of the following:

		As of September 30, 2005		As of December 31, 2004
	Amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Barnwell operating rights	8 yrs	$7,340	$(4,817)	$7,340	$(4,129)
Patents	20 yrs	1,469	(1,062)	1,553	(1,045)
Covenants-not-to-compete	17 yrs	102	(79)	102	(74)
Total		$8,911	$(5,958)	$8,995	$(5,248)

Aggregate amortization expense was $245 for the three months ended September 30, 2005 and September 26, 2004 and $735 for the nine months ended September 30, 2005 and September 26, 2004.  During the nine months ended September 30, 2005, we recognized $61 of impairment charges related to patents associated with impaired feasibility and market applicability.  Estimated annual amortization expense for the five years beginning January 1, 2005 is $979 for fiscal years ended December 31, 2005 through December 31, 2007, $521 for fiscal year ended December 31, 2008, and $60 for fiscal year ended December 31, 2009.

4.              Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed.  Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone.  We have cost and estimated earnings in excess of billings on uncompleted contracts of $37,952 as of September 30, 2005, of which $18,906 is expected to be collected within the next 12 months and is classified as a current asset.  As of September 30, 2005, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months is $19,046 and is included in other assets in our consolidated balance sheets.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts was $27,849, of which $16,715 was expected to be collected within the next 12 months and was classified as a current asset.  As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months is $11,134 and is included in other assets in our consolidated balance sheets.  The cost and estimated earnings in excess of billing on uncompleted contracts that will not be collected within the next 12 months is related to the Fernald Closure Project and these balances are not billable until the project is complete, which is currently projected to be December 2006.

5.              Retainage

Retainage represents amounts earned but payment is withheld until satisfaction of contract provisions. As of September 30, 2005, we had retainage balances of $4,263, of which $3,737 was expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets.  As of December 31, 2004, we had retainage balances of $6,969, of which $5,712 was expected to be collected within the next 12 months and was included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Our D&D liabilities consist of the following as of September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
Facilities & Equipment asset retirement obligation (“ARO”)	$22,103	$21,369
Barnwell closure	19,375	19,050
	$41,478	$40,419

We recognized accretion expense of $249 for the three months ended September 30, 2005, $242 for the three months ended September 26, 2004, $748 for the nine months ended September 30, 2005, and $673 for the nine months ended September 26, 2004.

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

7.              Long-Term Debt

Long-term debt as of September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
	2005	2004

Bank Credit Facility:
Term note, interest payable quarterly, due December 16, 2009	$84,356	$85,000
Less: current portion of long-term debt	859	858
	$83,497	$84,142

Our credit facility consists of a $30,000 revolving line of credit, including a $15,000 sub limit for the issuance of standby letters of credit, to fund working capital requirements and a $115,000 term loan.  Effective February 23, 2005, the credit facility was amended to lower the applicable margin on the borrowings under the credit facility.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for London Interbank Offered Rates (“LIBOR”) loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The term loan must be prepaid to the extent of any excess cash flows, as defined in the credit facility.  The credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  As of September 30, 2005, we were in compliance with the provisions of the credit facility, including all financial covenant requirements.  The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of September 30, 2005, $84,356 of the six-year term loans remained outstanding from the $115,000 term loans issued in December 2003.  During the third quarter of 2005, we made $215 in scheduled repayments on the term loans.  In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility.  Effective July 22, 2005, the credit facility was amended to increase the ability to obtain supplemental letters of credit from $10,000 to $20,000.  As of September 30, 2005, we had no outstanding supplemental letters of credit and $1,750 in borrowings outstanding under the revolving line of credit.

8.              Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility.  At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans, at which date the contract’s notional amount was $50,748.  The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006.  The contract’s notional amount was $13,465 at September 30, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract, which was based upon the fair value estimate by a financial institution, was approximately $151 at September 30, 2005, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

9.              Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options and convertible redeemable preferred stock that could share in our income.  The reconciliation of amounts used in the computation of basic and diluted net income per share for the three and nine months ended September 30, 2005 and September 26, 2004 consists of the following:

	Three months ended		Nine months ended
(in thousands, except per share amounts)	September 30, 2005	September 26, 2004	September 30, 2005	September 26, 2004

Numerator:
Net income attributable to common stockholders	$2,820	$9,310	$12,974	$17,981
Add: Income impact of assumed conversions - preferred stock dividends	—	—	—	60

Net income	$2,820	$9,310	$12,974	$18,041

Denominator:
Weighted average shares outstanding	14,838	14,301	14,749	14,099
Effect of dilutive securities:
Incremental shares from assumed conversion of employee stock options	506	543	545	560

Diluted weighted average common shares outstanding	15,344	14,844	15,294	14,659
Income per common share:
Basic	$0.19	$0.65	$0.88	$1.28
Diluted	$0.18	$0.63	$0.85	$1.23

There were 142,800 anti-dilutive shares as of September 30, 2005 and 35,111 anti-dilutive shares as of September 26, 2004.

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

Federal Services (“FS”) Segment

Our FS segment provides the following services for the United States Department of Energy (“DOE”) and other government entities:

•      on-site environmental remediation services on large government projects;

•      nuclear facility commissioning, operations, and decommissioning;

•      technology and engineering expertise;

•      radioactive and hazardous waste characterization; and

•      storage, processing, packaging, transportation, and disposal services.

Commercial Services (“CS”) Segment

Our CS segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories, including:

•      area, building, and site characterization and decommissioning;

•      license stewardship;

•      transportation logistics (including casks, brokerage services, and large component disposition);

•      on-site liquid and solid waste processing;

•      radiological emergency response;

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

•                  materials processing and packing for disposal; and

•                  specialty waste processing for nuclear power plants.

	For the Three Months Ended September 30, 2005
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$26,500	$18,123	$22,490	$—	$67,113

Income from operations	1,749	2,346	1,907	—	6,002

Interest expense	—	—	—	(1,624)	(1,624)

Other income, net	—	—	—	13	13

Income taxes	—	—	—	1,690	1,690

Equity in income of joint ventures	139	—	—	(20)	119

Net income	1,888	2,346	1,907	(3,321)	2,820

Depreciation and amortization expense	133	591	1,656	262	2,642

Capital expenditures for additions to property, plant and equipment	—	338	226	276	840

	For the Three Months Ended September 26, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$30,431	$24,411	$22,561	$—	$77,403

Income from operations	6,921	6,054	3,861	—	16,836

Interest expense	—	—	—	(1,741)	(1,741)

Other income, net	—	—	—	129	129

Income taxes	—	—	—	5,941	5,941

Equity in income of joint ventures	47	—	—	(20)	27

Net income	6,968	6,054	3,861	(7,573)	9,310

Depreciation and amortization expense	114	697	1,617	293	2,721

Capital expenditures for additions to property, plant and equipment	13	145	326	65	549

	As of and for the Nine Months Ended September 30, 2005
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$90,811	$59,634	$62,238	$—	$212,683

Income from operations	12,310	7,960	5,269	—	25,539

Interest expense	—	—	—	(4,768)	(4,768)

Other income, net	—	—	—	54	54

Income taxes	—	—	—	8,030	8,030

Equity in income of joint ventures	239	—	—	(60)	179

Net income	12,549	7,960	5,269	(12,804)	12,974

Depreciation and amortization expense	407	1,750	4,864	889	7,910

Capital expenditures for additions to property, plant and equipment	546	1,330	888	427	3,191

Goodwill	32,671	31,316	8,142	—	72,129

Other long-lived assets (2)	978	23,034	39,974	2,728	66,714

Total assets	81,410	72,146	99,092	10,612	263,260

	As of and for the Nine Months Ended September 26, 2004
				Unallocated
	FS	CS	CPD	Items	Consolidated

Revenues from external customers (1)	$86,924	$64,189	$64,027	$—	$215,140

Income from operations	14,316	12,758	7,362	—	34,436

Interest expense	—	—	—	(5,295)	(5,295)

Other income, net	—	—	—	261	261

Income taxes	—	—	—	11,467	11,467

Equity in income of joint ventures	166	—	—	(60)	106

Net income	14,482	12,758	7,362	(16,561)	18,041

Depreciation and amortization expense	327	1,811	4,971	927	8,036

Capital expenditures for additions to property, plant and equipment	109	791	1,539	1,166	3,605

Goodwill	32,244	30,411	8,142	—	70,797

Other long-lived assets (2)	674	22,312	44,562	2,330	69,878

Total assets	71,533	71,276	97,181	15,004	254,994

(1)          Intersegment revenues have been eliminated and are not material for the three and nine months ended September 30, 2005 and September 26, 2004.  Revenues by segment represent revenues earned based on third party billings to customers.

(2)          Other long-lived assets include property, plant and equipment and other intangible assets.

11.       Commitments and Contingencies

(a)         Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of September 30, 2005, we had outstanding assurance instruments of $19,832, including $7,687 in letters of credit and $12,145 in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our credit facility up to $15,000 as a sub limit to the $30,000 revolving line of credit.  In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility.  As of September 30, 2005, we had no outstanding supplemental letters of credit.  Effective July 22, 2005, the credit facility was amended to increase the ability to obtain supplemental letters of credit from $10,000 to $20,000.  The credit facility limits the total amount of outstanding supplemental letters of credit and surety bonds to $35,000.  Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(b)         Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6,900.  Following submission of legal memoranda and other filings in the case, on August 25, 2005, The IT Group dropped all claims against Duratek with prejudice.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 and subsequent quarterly reports on Form 10-Q for a discussion of other legal proceedings.

12.       New Accounting Pronouncements

In December 2004, the FASB enacted Statement of Financial Accounting Standards 123—revised 2004 (“SFAS 123R”), Share-Based Payment, which replaces Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation and supersedes APB, Accounting for Stock Issued to Employees.  SFAS 123R requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income.

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

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FASB Statement No. 109 (“Interpretation”).  The proposed Interpretation (if adopted in its current form) would apply to all open tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, including those acquired in business combinations.  Under the proposed Interpretation, the recognition of a tax benefit would occur when it is “probable” that the position would be sustained upon audit by a taxing authority.  The proposed Interpretation refers to Statement of Financial Accounting Standards No. 5, Accounting for Contingencies, definition of “probable,” which represents a level of assurance that is substantially higher than “more likely than not.”  The FASB noted that, in determining if the “probable” threshold has been met, it should be assumed that the taxing authority will examine the tax position. The proposed Interpretation differs from current rules which allow for the recognition of a tax benefit if it is “more likely than not” that the position would be sustained upon audit by a taxing agency.  The proposed Interpretation, as currently drafted (and if adopted) would be effective for fiscal years ending after December 15, 2005 (our fourth quarter).  At this point in time, it is not certain that the Interpretation will be adopted with the current effective date.  We are in the process of evaluating the effect of this proposal on our financial statements.

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations.  Forward-looking statements are based on our current beliefs and expectations and are subject to a number of risks and uncertainties that could cause actual results to differ materially from those projected.  We discuss these risks and uncertainties in this report and in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.  We undertake no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report.  Hereinafter, the terms “Duratek,” “we,” “our,” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.  The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2004.  Our fiscal year ends on December 31.  Prior to 2005, our first three fiscal quarters of each year ended on the Sunday nearest to the last day of each such calendar quarter. In 2005 and going forward, the first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter.  The interim financial results presented herein are as of September 30, 2005 and for the three and nine months ended September 30, 2005 and September 26, 2004.

Overview

We operate in a complex environment due to the nature of our customers and our projects.  These factors are described throughout our Annual Report on Form 10-K.  Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables.  This can pose challenges to our executive management team throughout the life of a contract in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs.  Thus, our executive management team spends considerable time in evaluating key contracts, in monitoring project performance, and in assessing the financial impact of our contracts.  Due to the complexity in the revenue recognition for our projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing and measurement of revenues and related costs.  We are often given verbal instructions by our customers to proceed with extensions of work, perform incremental services, and other customer-directed changes that require Requests for Equitable Adjustments (“REAs”) to our contracts.  Our consistent policy is that we expense all costs as incurred and obtain formal customer approval in the form of signed REAs before we can reflect the revenue in our financial statements.  Therefore, this manner of contracting often results in fluctuations in the financial performance of our projects, and these fluctuations can be significant, depending on the size and nature of the project.  Our executive and project management teams spend considerable time working closely with our customers to minimize the time between our customer’s direction to proceed and obtaining signed REAs.  The timing of the approval of REAs is beyond our control and therefore cannot be predicted.  When REAs are approved, they are reflected as a positive impact to our revenues and gross profits in the period of approval.

We continue to actively manage our projects to minimize risk and achieve stable financial results.  More information on risks and our efforts to manage risks are available in Item 1 under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004.

We provide services to commercial and government customers, primarily in the United States, that ensures safe and secure radioactive materials disposition and nuclear facility operations.  We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel that enable us to provide a full array of safe and secure radioactive materials disposition services.  Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal.  Our operations are organized into three primary segments: (i) Federal Services (“FS”), (ii) Commercial Services (“CS”), and (iii) Commercial Processing and Disposal (“CPD”).  Our revenues are derived almost equally from government and commercial customers.  See Notes to Consolidated Financial Statements contained in this report for a description of our three segments.

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

Our executive management team spends considerable time in identifying new contract opportunities, including the extension of scope of work on current projects and new business opportunities.  It is difficult to predict the timing and ultimate success of new business opportunities, and we expect these difficulties to continue in the future.  During the third quarter and nine months ended September 30, 2005, revenue, gross profit, and net income were adversely affected by lower revenues generated by the Commercial Services segment, primarily due to lower than anticipated level of new commercial work required to offset projects completed during the third quarter and nine months ended September 26, 2004.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes.  On an on-going basis, we evaluate our estimates, including those related to cost to complete long-term contracts, the cost to D&D facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from our estimates.  We discuss our most critical accounting policies in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2004.  During 2005, there have not been any material changes to our Critical Accounting Policies.

Results of Operations

Three Months Ended September 30, 2005 (“third quarter of 2005”) as Compared to Three Months Ended September 26, 2004 (“third quarter of 2004”).

	Three months ended
	September 30,	September 26,	Increase (decrease)
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)
Revenues:
Federal Services	$26,500	$30,431	$(3,931)	-12.9%
Commercial Services	18,123	24,411	(6,288)	-25.8%
Commercial Processing and Disposal	22,490	22,561	(71)	-0.3%
Total revenues	67,113	77,403	(10,290)	-13.3%
Cost of revenues:
Federal Services	21,374	20,413	961	4.7%
Commercial Services	13,504	15,761	(2,257)	-14.3%
Commercial Processing and Disposal	17,828	16,387	1,441	8.8%
Total cost of revenues	52,706	52,561	145	0.3%
Gross profit:
Federal Services	5,126	10,018	(4,892)	-48.8%
Percent of revenues	19.3%	32.9%
Commercial Services	4,619	8,650	(4,031)	-46.6%
Percent of revenues	25.5%	35.4%
Commercial Processing and Disposal	4,662	6,174	(1,512)	-24.5%
Percent of revenues	20.7%	27.4%
Total gross profit	14,407	24,842	(10,435)	-42.0%
Percent of revenues	21.5%	32.1%
SG&A:
Federal Services	3,377	3,097	280	9.0%
Commercial Services	2,273	2,596	(323)	-12.4%
Commercial Processing and Disposal	2,755	2,313	442	19.1%
Total SG&A	8,405	8,006	399	5.0%
Percent of revenues	12.5%	10.3%
Income from operations:
Federal Services	1,749	6,921	(5,172)	-74.7%
Percent of revenues	6.6%	22.7%
Commercial Services	2,346	6,054	(3,708)	-61.2%
Percent of revenues	12.9%	24.8%
Commercial Processing and Disposal	1,907	3,861	(1,954)	-50.6%
Percent of revenues	8.5%	17.1%
Total income from operations	6,002	16,836	(10,834)	-64.4%
Percent of Sales	8.9%	21.8%
Interest expense	(1,624)	(1,741)	(117)
Other income, net	13	129	(116)
Income taxes	1,690	5,941	(4,251)
Equity in income of joint ventures	119	27	92
Net income attributable to common stockholders	$2,820	$9,310	$(6,490)

Nine Months Ended September 30, 2005 as Compared to Nine Months Ended September 26, 2004.

	Nine months ended
	September 30,	September 26,	Increase (decrease)
(in thousands of dollars)	2005	2004	Dollar	Percent
	(unaudited)
Revenues:
Federal Services	$90,811	$86,924	$3,887	4.5%
Commercial Services	59,634	64,189	(4,555)	-7.1%
Commercial Processing and Disposal	62,238	64,027	(1,789)	-2.8%
Total revenues	212,683	215,140	(2,457)	-1.1%
Cost of revenues:
Federal Services	68,317	62,895	5,422	8.6%
Commercial Services	44,563	44,441	122	0.3%
Commercial Processing and Disposal	49,562	49,323	239	0.5%
Total cost of revenues	162,442	156,659	5,783	3.7%
Gross profit:
Federal Services	22,494	24,029	(1,535)	-6.4%
Percent of revenues	24.8%	27.6%
Commercial Services	15,071	19,748	(4,677)	-23.7%
Percent of revenues	25.3%	30.8%
Commercial Processing and Disposal	12,676	14,704	(2,028)	-13.8%
Percent of revenues	20.4%	23.0%
Total gross profit	50,241	58,481	(8,240)	-14.1%
Percent of revenues	23.6%	27.2%
SG&A:
Federal Services	10,184	9,713	471	4.8%
Commercial Services	7,111	6,990	121	1.7%
Commercial Processing and Disposal	7,407	7,342	65	0.9%
Total SG&A	24,702	24,045	657	2.7%
Percent of revenues	11.6%	11.2%
Income from operations:
Federal Services	12,310	14,316	(2,006)	-14.0%
Percent of revenues	13.6%	16.5%
Commercial Services	7,960	12,758	(4,798)	-37.6%
Percent of revenues	13.3%	19.9%
Commercial Processing and Disposal	5,269	7,362	(2,093)	-28.4%
Percent of revenues	8.5%	11.5%
Total income from operations	25,539	34,436	(8,897)	-25.8%
Percent of Sales	12.0%	16.0%
Interest expense	(4,768)	(5,295)	(527)
Other income, net	54	261	(207)
Income taxes	8,030	11,467	(3,437)
Equity in income of joint ventures	179	106	73
Net income	12,974	18,041	(5,067)
Preferred stock dividends	—	(60)	60
Net income attributable to common stockholders	$12,974	$17,981	$(5,007)

Revenues decreased by $10.3 million during the third quarter of 2005 compared to the third quarter of 2004.  Revenues decreased by $2.5 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.  The following items had a significant impact on revenues (in millions):

	Increase (decrease)
Description:	Quarter	Year to Date
Federal Services:

•      A decrease in revenues relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee primarily due to a reduction in the scope of work being performed under this contract as a result of notification received from the customer in the third quarter of 2005. The reduction in scope of work resulted in unresolved contract adjustments and cost escalations, which have impacted the estimated project completion cost. The base contract originally expired in the first quarter of 2005 and performance has continued under month-to-month extensions since that time. We are still working under those month-to-month contract extensions relating to the Operations portion of the contract and are in discussions with the customer to obtain a long-term contract.

	$(1.4)	$(0.1)

• A decrease in revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract in July 2005.	(1.3)	(4.6)

•      A decrease in revenues relating to the Fernald Closure Project in the third quarter of 2005 compared to the third quarter of 2004 primarily relating to an increase in the total estimated incentive fee during the third quarter of 2004 due to a reduction in total estimated project costs during the third quarter of 2004. During the nine months ended September 30, 2005, there was an increase in the incentive fee revenues recognized primarily due to the effect of a revised estimate to complete the project earlier than previously scheduled based on progress to date, with the project completion date currently estimated to be December 2006.

	(1.2)	4.2

• A decrease in revenues relating to subcontract work performed for the Uranium Disposition Services, LLC (“UDS, LLC”) joint venture primarily due to the planned transition from a subcontractor status as a result of the transfer of employees to the joint venture during the third quarter of 2005. Our revenues and expenses relative to this contract have been replaced by joint venture income.	(0.9)	(0.1)

• A decrease in revenues relating to the Environmental Management Waste Management Facility (“EMWMF”) project in the third quarter of 2005 compared to the third quarter of 2004 primarily due to the approval of three requests for equitable adjustments totaling $0.9 million during the third quarter of 2004. Offsetting were increases in revenues due to the reduction in estimated project completion costs, resulting in a revision of the estimate at completion during the three months ended September 30, 2005.	(0.4)	(0.6)

	Increase (decrease)
Description:	Quarter	Year to Date
• A net decrease during the third quarter of 2005 compared to the third quarter of 2004 and a net increase during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 relating to work performed on existing contracts and new work relating to the following:	$(0.7)	$3.4
• an increase in waste disposition volume for a disposal cell at the Hanford Site;
• revenue from new projects during 2005;
• work performed at the Department of Energy’s (“DOE”) Idaho site;
• partially offset by a decrease in work performed on the Hanford RPP-WTP projects.

• A decrease in revenues during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004 relating to subcontract work performed for the Isotek Systems, LLC joint venture.	(0.3)	(0.9)

• The recovery of incentive fees received during 2005 relating to the Project Hanford Management Contract due to the timing of several milestones that were achieved. The timing of these milestones can vary from quarter-to-quarter.	1.3	1.3

• An increase in revenues during the third quarter of 2005 compared to the third quarter of 2004 relating to additional work awarded at the Los Alamos National Laboratory during the third quarter of 2005. During the six months ended July 1, 2005, revenues decreased due to a site wide stop work mandate issued by the DOE relating to security issues at the site.	0.6	(1.0)

• Increase in revenues during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004 on a Federal government subcontract at the Savannah River site.	0.5	1.6

Commercial Services:

• A decrease in revenues due to a large transportation logistics contract that occurred and was completed in 2004. Transportation logistics contracts do not always occur on a frequent or reoccurring basis.	(4.8)	(4.8)

	Increase (decrease)
Description:	Quarter	Year to Date
• A net decrease in revenues relating to site decontamination and decommissioning (“D&D”) projects primarily relating to the following:	$(2.3)	$(2.0)
• A net increase in volume of work performed at nuclear power reactors;
• The favorable revenue effect of the termination for convenience of a D&D contract during 2004;

•      A high volume site D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool association with this contract during 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.

• A decrease in revenues relating to emergency response work performed and completed in 2004.	(1.0)	(2.2)

• A decrease in revenues relating to a reduction in storage and service revenue at the Memphis facility during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	—	(0.7)

• A decrease in revenues relating to the fabrication of liners for transportation containers during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	—	(0.6)

• Partially offsetting were increases in revenues relating to the following:

• Revenues relating to two license stewardship projects. License stewardship is a new service provided in 2005 to commercial utilities to support their license termination or decommissioning programs.	1.1	1.1

• Increase in revenues from our transportation operation relating to an increase in volume of activity during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004, primarily related to the transportation of D&D waste material, and an increase in revenues from fuel surcharges due to higher fuel expense incurred.	0.8	3.0

• An increase in liquid waste processing services provided at several nuclear power reactors during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	—	1.9

Commercial Processing and Disposal:

• A decrease in revenues from the Barnwell low-level radioactive waste disposal site due to lower volume of waste buried during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004.	(0.2)	(0.6)

	Increase (decrease)
Description:	Quarter	Year to Date
• A decrease in revenues from the Duratek Consolidation & Services Facility due to a decrease in volume of work performed during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	$—	$(0.7)
• A decrease in revenues relating to the fixed based processing facility during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to the following:	—	(0.4)
• a net decrease in processing of specialty waste, primarily for the DOE; and
• an increase in processing of lower priced but high volume waste;
• partially offset by processing of higher volumes of resin waste.
	$(10.2)	$(2.8)

Gross profit decreased by $10.4 million during the third quarter of 2005 compared to the third quarter of 2004. Gross profit decreased by $8.2 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.  The following items had a significant impact on gross profit (in millions):

	Increase (decrease)
Description:	Quarter	Year to Date
Federal Services:

• A decrease in gross profit relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee primarily due to a reduction in the scope of work being performed under this contract as a result of notification received from the customer in the third quarter of 2005. The reduction in scope of work resulted in unresolved contract adjustments and cost escalations, which have impacted the estimated project completion cost. We are seeking contract adjustments for additional costs incurred.	$(2.1)	$(1.7)

• A decrease in gross profit relating to work performed at the DOE’s Idaho site primarily due to costs incurred for delays and costs incurred for disputed scope, including characterization of waste. These additional costs have required an increase to the estimate at completion, which resulted in the recognition of a projected contract loss. We are seeking contract adjustments for additional costs incurred.	(1.0)	(1.5)

• A decrease in gross profit relating to the Fernald Closure Project during the third quarter of 2005 compared to the third quarter of 2004 as a result of lower revenues. During the nine months ended September 30, 2005, gross profit increased primarily due to the incentive fee earned on the Fernald Closure Project during 2005.	(0.9)	5.1

• A decrease in gross profit on the Hanford RPP-WTP projects due to reduced work scope.	(0.6)	(1.2)

	Increase (decrease)
Description:	Quarter	Year to Date
• Lower margin work performed relating to the technology and engineering expertise operation during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004.	$(0.6)	$(1.0)

• A decrease in gross profit relating to the EMWMF project in the third quarter of 2005 compared to the third quarter of 2004 due to the approval of three requests for equitable adjustments totaling $0.9 million during the third quarter of 2004. Offsetting were increases in gross profit due to the reduction in estimated project completion costs, resulting in a revision of the estimate at completion during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004.	(0.4)	(0.7)

• A decrease relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract in July 2005.	(0.3)	(1.8)

• A decrease in gross profit during the third quarter of 2005 compared to the third quarter of 2004 relating to waste disposal work performed at a disposal cell at the Hanford Site relating to costs incurred at risk, primarily salary related expenses, for increasing processing volume. We are seeking contract adjustments for additional costs incurred.	(0.3)	—

• A decrease in gross profit during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004 relating to subcontract work performed for the Isotek Systems, LLC joint venture.	(0.2)	(0.5)

• Partially offsetting were increases in gross profit relating to the following:

• An increase in gross profit relating to incentive fees received during 2005 relating to the Project Hanford Management Contract due to the timing of several milestones that were achieved during 2005.	1.4	1.2

• Increase in gross profit on a Federal government contract, for which we are a subcontractor, at the Savannah River Site during the three and nine months ended September 30, 2005 compared to the three and nine months ended September 26, 2004.	0.2	0.6

Commercial Services:

• A net decrease in gross profit relating to site D&D projects primarily relating to the following:	(2.5)	(3.3)

• Revenue earned from a site D&D contract that was terminated for convenience and resulted in a favorable settlement during the third quarter of 2004.

•      A high volume site D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool association with this contract during 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.

	Increase (decrease)
Description:	Quarter	Year to Date
• A decrease in gross profit due to a transportation logistics contract that occurred in 2004 and did not recur in 2005.	$(1.7)	$(2.8)

• A decrease in gross profit relating to emergency response work performed and completed in 2004.	(0.3)	(0.3)

• A decrease in gross profit relating to the fabrication of liners for transportation containers during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	—	(0.6)

• Partially offsetting was an increase in gross profit relating to the following:

• Two license stewardship projects awarded during 2005.	0.4	0.4

• An increase in volume of activity in our transportation operation and liquid waste processing operation during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004.	—	1.8

Commercial Processing and Disposal:

• A decrease in gross profit from the fixed-based processing facility in Tennessee primarily due to higher salary and related expense, transportation expense relating to specialty waste processing, and production expenses, partially offset by lower burial expense, which decreased primarily due to lower waste volume.	(1.5)	(2.2)
	$(10.4)	$(8.5)

Gross profit as a percent of revenues decreased from 32.1% for the third quarter of 2004 to 21.5% for the third quarter of 2005.  Gross profit as a percent of revenues decreased from 27.2% for the nine months ended September 26, 2004 to 23.6% for the nine months ended September 30, 2005.  The decrease is primarily attributable to the following:

Federal Services:

•      A contract loss recognized during 2005 relating to work performed at the DOE’s Idaho site. We have prepared and submitted requests for contract adjustment, which are under discussion;

•      cost incurred in excess of revenues recognized relating to the processing of liquid and gaseous waste at the Oak Ridge Reservation in Tennessee primarily due to unresolved contract adjustments and other cost escalations relating to a reduction in the scope of work being performed under this contract, for which we are seeking contract adjustments;

•      work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract;

•      lower margin work due to reduced scope on the Hanford RPP-WTP projects;

•      and lower margin work performed relating to the technology and engineering expertise operation;

•      partially offset by the Fernald Closure Project, primarily due to favorable scheduled completion forecast, and the incentive fee revenue from the Hanford Project Management Contract.

Commercial Services:

•      A transportation and logistics contract that occurred and was completed in 2004;

•      revenue from a site D&D contract that was terminated for convenience in 2004 and resulted in a favorable settlement;

•      a high volume site D&D project of a commercial nuclear power reactor and the recognition of a risk pool during 2004;

•      and a decrease in gross profit as a percent of revenue from the transportation operation due to a high volume, low margin contract in 2005;

•      partially offset by an increase in gross profit as a percent of revenues from a high volume site D&D project in 2005.

Commercial Processing and Disposal:

•      A decrease in margins realized from our fixed based processing facility in Oak Ridge, Tennessee due to the significant amount of revenues from processing lower margin materials.

Income from operations decreased by $10.8 million during the third quarter of 2005 compared to the third quarter of 2004 due to lower gross profit and slightly higher SG&A.  Income from operations decreased by $8.9 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to lower gross profit and slightly higher SG&A.

Federal Services:

Income from operations decreased by $5.2 million during the third quarter of 2005 compared to the third quarter of 2004 due to lower gross profit and slightly higher SG&A expense.  The allocation of corporate SG&A expense increased by $0.3 million during the third quarter of 2005 compared to the third quarter of 2004 primarily due to an increase in corporate SG&A expense and the pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment increased by $0.3 million primarily due to an increase in professional service fees, recovery of accounts receivable previously considered uncollectible during the third quarter of 2004, and higher business development expense.

Income from operations decreased by $2.0 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to lower gross profit and higher SG&A expense.  The allocation of corporate SG&A expense increased by $1.0 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to an increase in corporate SG&A expense and the pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment was in line with 2004.

Commercial Services:

Income from operations decreased by $3.7 million during the third quarter of 2005 compared to the third quarter of 2004 due to lower gross profit, partially offset by lower SG&A expense.  The allocation of corporate SG&A expense increased slightly during the third quarter of 2005 compared to the third quarter of 2004 due to an increase in corporate SG&A expense, offset by a decrease in pro-rata share of direct expenses incurred.  SG&A expense incurred by this segment decreased by $0.1 million during the third quarter of 2005 compared to the third quarter of 2004 primarily due to a decrease in insurance expense.

Income from operations decreased by $4.8 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to a decrease in gross profit and slight increase in SG&A expense.  The allocation of corporate SG&A expense increased by $0.7 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 primarily due to an increase in corporate SG&A.  SG&A expense incurred by this segment decreased by $0.3 million primarily due to a decrease of insurance expense.

Commercial Processing and Disposal:

Income from operations decreased by $2.0 million during the third quarter of 2005 compared to the third quarter of 2004 due to lower gross profit and higher SG&A expense.  SG&A expense incurred by this segment increased by $0.4 million primarily due to system support expense and salary and related expenses.  The allocation of corporate SG&A expense increased by $0.3 million during the third quarter of 2005 compared to the third quarter of 2004 due to an increase in corporate SG&A expense and an increase in the pro-rata share of direct expenses incurred.

Income from operations decreased by $2.1 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 primarily due to lower gross profit.  SG&A expense incurred by this segment decreased slightly.  The allocation of corporate SG&A expense increased by $0.4 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 due to the an increase in corporate SG&A expense, partially offset by a decrease in the pro-rata share of direct expenses incurred.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $0.6 million during the third quarter of 2005 compared to the third quarter of 2004 primarily due to higher professional fees, a resolution of subcontractor expense with the Defense Contract Audit Agency, a recovery of accounts receivable previously considered uncollectible in the third quarter of 2004, and operational tax expense, partially offset by lower business development expense.

Corporate incurred SG&A expense increased $2.2 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 primarily due to higher professional fees, a resolution of subcontractor expense with the Defense Contract Audit Agency, a recovery of accounts receivable previously considered uncollectible in the third quarter of 2004, higher business development expense, and operational tax expense, partially offset by lower system support expense.

Interest expense decreased $0.1 million during the third quarter of 2005 compared to the third quarter of 2004 primarily as a result of lower outstanding borrowings under the credit facility, partially offset by higher interest rates during the third quarter of 2005.  Interest expense decreased $0.5 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 as a result of the lower outstanding borrowings under the credit facility, partially offset by higher interest rates.

Income taxes decreased $4.3 million during the third quarter of 2005 compared to the third quarter of 2004 primarily due to lower pre-tax income.  Our effective tax rate for the third quarter of 2005 is 38.5% compared to 39.0% for third quarter of 2004.  Income taxes decreased $3.4 million during the nine months ended September 30, 2005 compared to the nine months ended September 26, 2004 primarily due to lower pre-tax income.  Our effective tax rate for the nine months ended September 30, 2005 is 38.5% compared to 39.0% for the nine months ended September 26, 2004.  The effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

 Liquidity and Capital Resources

We used $22.1 million in cash from operating activities during the nine months ended September 30, 2005, an increase of $18.6 million in use of cash from the nine months ended September 26, 2004.  The cash used from operating activities during the nine months ended September 30, 2005 is primarily attributable to the following:

•      A decrease in accounts payable and accrued expenses and other current liabilities primarily due to the payment of salary and related expenses and a significant decrease in accounts payable from December 31, 2004.

•      An increase in accounts receivable primarily due to billings exceeding cash receipts during the nine months ended September 30, 2005.

•      An increase in costs and estimated earning in excess of billings on uncompleted contracts primarily relating to:

•      The timing of the receipt of an incentive fee on a Federal government subcontract on the Fernald Closure Project.  This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over an estimated seven-year period.  A large portion of the incentive fee is not billable until the project is complete, which is currently projected to be December 2006.  We recognize this incentive fee based on the estimated target completion date utilized by the prime contractor and believe that collection of these amounts is reasonably assured.  Based on communications with the prime contractor during the second quarter of 2005, the estimated completion date was revised from April 2007 to December 2006.  As of September 30, 2005, we had unbilled amounts that will not be collected within the next 12 months of $19.0 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule.  The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee.

•      A net increase in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the billing of several other Federal Services projects that are milestone based.

•      A decrease in unearned revenues primarily due to a decline in the volume of waste receipts in our fixed based processing facility in Tennessee, which impacted the receipt of advance payments from our customers.

We have implemented a comprehensive plan designed to focus on improving our cash from operating activities during the remainder of this fiscal year.  We believe that cash flow from operations, cash resources at September 30, 2005 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months.  Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors.  Depending upon market conditions, we may seek to supplement our capital resources with additional debt borrowings or equity financing.

We used $3.3 million in cash for investing activities for the nine months ended September 30, 2005 and $3.8 million for the nine months ended September 26, 2004 primarily for the purchase of property, plant and equipment.

Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2005, which includes borrowings under our revolving line of credit and proceeds from the issuance of common stock from the exercise of employee stock options. The outstanding borrowings under our revolving line of credit at September 30, 2005 were repaid in October 2005.  Net cash used in financing activities was $22.3 million for the nine months ended September 26, 2004, which was primarily attributable to the repayment of $25.0 million on long-term debt, partially offset by proceeds from the issuance of common stock from the exercise of employee stock options.

Our primary liquidity requirements are for working capital, debt service under our credit facility, and for acquisitions.  We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our credit facility.  Depending upon market conditions, we may seek to supplement our capital resources with additional debt borrowings or equity financing.

Our credit facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit to fund working capital requirements and a $115.0 million term loan, of which $84.4 million remains outstanding as of September 30, 2005.  In connection with the credit facility, we incurred transaction financing costs and related expenses, which are deferred and are being amortized to expense over the term of the credit facility.  Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.  For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans.  For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans.  The credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization.  In addition, the credit facility contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions.  The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries.  As of September 30, 2005, we were in compliance with the provisions of the credit facility, including all financial covenant requirements.

As of September 30, 2005, there were $1.8 million in borrowings outstanding under the revolving line of credit, $7.7 million in outstanding letters of credit, and an $84.4 million six-year term loan bearing interest at LIBOR plus 3.25% (6.63%).  As of September 30, 2005, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $7.7 million in outstanding letters of credit and $1.8 million in borrowings under the revolving line of credit for a net borrowing availability of $20.6 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements.  We do not directly post financial assurance instruments or other guarantees for our subcontractors.  As of September 30, 2005, we had outstanding assurance instruments of $19.8 million, consisting of $7.7 million in letters of credit and $12.1 million in surety bonds, which expire at various contract completion dates.  We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties.  The letters of credit are issued under our bank credit agreement up to $15.0 million as a sub limit to the $30.0 million revolving line of credit.  In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility.  As of September 30, 2005, we had no outstanding supplemental letters of credit.  Effective July 22, 2005, the credit facility was amended to increase the ability to obtain supplemental letters of credit from $10.0 million to $20.0 million.  The credit facility limits the total amount of outstanding supplemental letters of credit and surety bonds to $35.0 million.  Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility.

Off Balance Sheet Arrangements

We have routine operating leases and two investments in joint ventures at September 30, 2005.  The two joint ventures are UDS, LLC and Isotek Systems, LLC.

Joint Venture Financing

On June 29, 2005, we entered into an agreement with UDS, LLC, one of our joint ventures, to loan up to $1.6 million to UDS, LLC for working capital requirements.  The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%.  Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan.  As of September 30, 2005, there were outstanding borrowings to UDS, LLC of $0.2 million.  We own 26 percent of UDS, LLC and share proportionally in its profits and losses.  The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

Recent Developments

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina.  AVANTech, Inc. then filed numerous counterclaims against us.  All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment.  In October 2005, a Federal Court jury ruled against us on all claims.  AVANTech, Inc. has stated that they would petition the court for an award of attorneys’ fees in an amount that has not been determined.  To date, no formal request for attorneys' fees has been made, however, we cannot provide any assurance that a claim for a material amount of attorneys' fees will not be asserted.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates.  At September 30, 2005, we have floating rate long-term debt of $84.4 million, of which the current portion is $0.9 million.  We entered into an interest rate swap agreement effective on July 22, 2003 to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt.  This interest rate swap agreement is not designated as a hedge.  The contract’s notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under our prior credit facility.  At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans, at which date the contract’s notional amount was $50.7 million.  The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006.  The contract’s notional amount is $13.5 million at September 30, 2005.  Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days.  The contract matures on June 30, 2006.  The fair value of the contract at September 30, 2005 is approximately $0.2 million.

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

We had $1.8 million in outstanding borrowings under the revolving credit portion of the credit facility as of September 30, 2005.  These outstanding borrowings have been repaid in October 2005.

A hypothetical interest rate change of 1% on our credit facility would have changed interest expense for the three months ended September 30, 2005 by approximately $0.2 million and the interest rate swap agreement would have changed interest expense by approximately $50,000 in the opposite direction.  In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have decreased the fair value of the interest swap at September 30, 2005 by approximately $30,000.  Additionally, changes in market interest rates would impact the fair value of our long-term obligations.  The carrying amount of our indebtedness under our credit facility approximates its fair value as of September 30, 2005, as the facility bears interest rates that approximate the market.

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

 b) Changes in Internal Controls.  There have been no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part II    Other Information

Item 1.  Legal Proceedings

On February 6, 2004, we were named as a defendant in an adversary proceeding in the United States Bankruptcy Court for the District of Delaware by the Official Committee of Unsecured Creditors of The IT Group, Inc. (The “IT Group”), et al for the avoidance and recovery of money paid to us by The IT Group for up to a year before The IT Group filed Chapter 11 Bankruptcy on January 16, 2004.  The complaint alleges that because certain members of The Carlyle Group were members of the Board of Directors of both The IT Group and Duratek, Inc., we received preferential treatment regarding payments from The IT Group.  The total amount of payments listed in the complaint is $6.9 million.  Following submission of legal memoranda and other filings in the case, on August 25, 2005, The IT Group dropped all claims against Duratek with prejudice.

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina.  AVANTech, Inc. then filed numerous counterclaims against us.  All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment.  In October 2005, a Federal Court jury ruled against us on all claims.  AVANTech, Inc. has stated that they would petition the court for an award of attorneys’ fees in an amount that has not been determined.  To date, no formal request for attorneys' fees has been made, however, we cannot provide any assurance that a claim for a material amount of attorneys' fees will not be asserted.

Refer to our Annual Report on Form 10-K for the year ended December 31, 2004 and our subsequent quarterly reports on Form 10-Q for a discussion of other legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of 2005, Duratek issued 728 shares of common stock pursuant to an employee stock award plan that awards common stock to employees on their one year, twenty-fifth year, thirtieth year and thirty-fifth year anniversary of the employee's commencement of employment with the Company. The issuance of the shares were not registered under the Securities Act of 1933, as amended, because these transactions either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, as amended, in reliance on the fact that the securities were granted for no consideration or were offered and sold in transactions not involving a public offering, exempt from registration under Section 4(2) of the Securities Act.

Item 6.  Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: November 4, 2005	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

Dated: November 4, 2005	BY:	/s/ William M. Bambarger, Jr.
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

10.18

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.19

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.20

Amendment to Duratek Inc. Deferred Compensation Plan dated May 15, 2003. Incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 0-14292)*

10.21

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)*

10.22

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)*

10.23

First Amendment to Credit Agreement, dated as of February 23, 2005, among Duratek, Inc., various lenders and Calyon, New York Branch (f/k/a Credit Lyonnais New York Branch), as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on March 1, 2005. (File No. 0-14292)

10.24

Second Amendment to Credit Agreement and First Amendment to Security Agreement, dated as of July 22, 2005, among Duratek, Inc., the lenders party thereto from time to time and Calyon, New York Branch (f/k/a Credit Lyonnais New York Branch), as Administrative Agent. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on July 28, 2005. (File No. 0-14292)

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