Form 10-K
period 2005-12-31
DURATEK INC
filed 2006-02-27
CIK 785186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal year ended December 31, 2005
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act) (Check one):

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the outstanding shares of the Registrant’s Common Stock, par value $0.01 per share, held by non-affiliates was approximately 342,712,777 based on the closing price of the Common Stock as reported by the NASDAQ National Market on June 30, 2005. Determination of affiliate status for this purpose is not a determination of affiliate status for any other purpose.

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the most recent practicable date.

Class	Outstanding on February 17, 2006
Common stock, par value $0.01 per share	14,862,295 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

Form 10-K Cross-Reference Sheet

*                    Incorporated by reference from registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Stockholders to be held in 2006.

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

Part I

Item 1.                        Business

Overview

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “Company”), provide services to commercial and government customers primarily in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and disposal facility operations. Our strength lies in our vertical integration of the following:

•   on-site waste management and processing work at customer sites;

•   transportation logistics and engineering services;

•   processing of customer waste at our facilities; and

•   operation of waste disposal facilities.

We own a number of patents and related trademarks pertaining to the detection, storage, decontamination, processing and handling of radioactive and hazardous waste materials. Our revenues are derived almost equally from government and commercial customers. Our government work comes largely from the United States Department of Energy (“DOE”) through prime contractors. The majority of our commercial clients are commercial nuclear utilities. We also provide services to non-utilities, including pharmaceutical companies, research laboratories, universities, and industrial facilities. We have three business segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal.

Our Federal Services segment is focused on providing the following services to support major programs in the DOE:

•   on-site waste disposition services;

•   site closure services;

•   nuclear facility operations and commissioning services;

•   engineering design and technology research; and

•   safety, health, and quality assurance services.

Our Commercial Services segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories in the following areas:

•   on-site liquid and solid waste processing;

•   transportation logistics;

•   transportation services;

•   license stewardship;

•   decontamination and decommissioning;

•   project services; and

•   radiological engineering services.

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

•   metal melting and decontamination; and

•   treatment under our bulk waste assay program (“GARDIAN”).

At the South Carolina facilities, we perform the following services:

•   operate a low-level radioactive waste disposal facility in Barnwell, South Carolina on behalf of the State of  South Carolina;

•   process and package materials for disposal; and

•   specialty waste processing for nuclear power plants.

Recent Developments

On February 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnergySolutions, LLC (formerly known as Envirocare of Utah, LLC), a Utah limited liability company (“EnergySolutions”), and Dragon Merger Corporation, a Delaware corporation and a wholly owned subsidiary of EnergySolutions. Pursuant to the terms of the Merger Agreement, EnergySolutions will acquire all of our outstanding shares of Common Stock for an aggregate consideration of approximately $327 million in cash. Upon the effectiveness of this merger, each issued and outstanding share of our Common Stock will be converted into the right to receive $22.00 in cash, without interest, and each outstanding stock option, whether or not vested, will convert into the right to receive the excess, if any, of the $22.00 per share merger consideration over the per share exercise price of the option, less any tax withholding.

In addition, we have agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger, (ii) not to engage in certain transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for our board of directors to recommend that the stockholders adopt the Merger Agreement and thereby approve this merger, and (v) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to solicit proposals relating to alternative business combination transactions, or to enter into discussions concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger is subject to a number of conditions, including stockholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period, and certain other customary conditions.

We expect to submit the Merger Agreement and the merger described above to stockholders for their consideration during the second quarter of 2006 and to close this merger promptly following receipt of stockholder and regulatory approval.

Pursuant to the terms of the Merger Agreement, EnergySolutions and Duratek each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay EnergySolutions a termination fee of approximately $8.6 million. In addition, if this merger cannot be closed or is delayed for longer than twelve months due to certain regulatory or legal restrictions, EnergySolutions has agreed to pay to us a “reverse break-up fee” of $5 million in cash and to provide a prepayment credit of $12 million to one of our subsidiaries for waste disposal services performed by EnergySolutions under an existing commercial contract between the parties.

Information about Our Operating Segments

We operate our business through three distinct business units, each of which comprises a separate and reportable business segment. The reportable segments are separately managed; serve different customers; and differ in their expertise, technology, and resources necessary to perform their services. You will find financial information about our operating segments in Note 19, Segment Reporting and Business Concentrations, which you will find in Part II, Item 8 of this annual report.

The percent of total revenues that each of our operating segments’ revenues accounted for in 2005, 2004, and 2003 are as follows:

	2005	2004	2003
Federal Services	41%	40%	44%
Commercial Services	28%	30%	27%
Commercial Processing and Disposal	31%	30%	29%

Federal Services

Our principal source of revenue in the Federal Services segment is from subcontracts with a number of DOE prime contractors either as intergraded member of prime contract teams or as subcontractor for specific work scopes. The Federal Services work that we performed for customers that represented greater than 10% of our consolidated revenues in fiscal year 2005 were with prime contractors Bechtel Corporation and Fluor Corporation.

Our Federal Services segment is focused on providing services to support the following major programs in the DOE:

•   Environmental Management;

•   Nuclear Energy;

•   Science and Technology;

•   Radioactive Waste Management; and

•   National Nuclear Security.

We provide a broad range of services supporting these programs to help the DOE achieve its mission to advance the national, economic, and energy security of the United States.

On-site Waste Disposition Services   The Federal Services segment supports the efforts of DOE in working towards the desired “end state” with the cleanup of nuclear weapons manufacturing and testing sites across the country. These services specifically include excavation, handling, stabilization, packaging, and transportation activities to deliver materials to permanent disposal locations or to ensure environmentally acceptable onsite disposition, waste processing and treatment, and waste characterization and certification. The types of waste addressed includes low level, low-level mixed, transuranic, spent nuclear fuel, and high level wastes. We hold multiple contracts through prime contractors where we perform these services. For the last five years, we have managed and operated the Environmental Management Waste Management Facility, the handling and disposition of all liquid and gaseous waste, and the operations of the Y-12 sanitary/classified landfill in Oak Ridge, Tennessee. We have operated the Environmental Restoration Disposal Facility along the Hanford River Corridor in Hanford, Washington since 1996. We hold significant contracts for efforts on the Hanford Environmental Management project in Hanford, Washington. Additionally, Duratek is part of a team to support the award in 2005 of a multi-year contract for Paducah Environmental Remediation activities in Paducah, Kentucky.

Site Closure Services   We support efforts for the DOE’s environmental cleanup and restorative programs through partnership arrangements and various prime contractors. These efforts include design and construction of facilities to process, stabilize, and dispose of nuclear material and waste as well as decontamination and decommissioning of buildings and structures at major DOE sites. The Federal Services segment currently is a fee-sharing member of the prime team for the Fernald Environmental Management Closure Project in Ohio, and provides subcontract support to other closure sites including the Idaho Closure Project.

Facility Operations and Commissioning Services   As a nuclear operations company, the Federal Services segment’s experience is well suited for providing support to the DOE on initiatives to build, operate, and process high-level radioactive waste for stabilization, re-use or environmentally safe disposition. We are currently performing a significant contract supporting a multi-year effort to commission and operate a facility for pre-treatment and removal of cesium from high-level waste tanks at the Savannah River Site near Aiken, South Carolina. Additionally, through two separate joint venture efforts, Duratek is supporting efforts to design, build, and operate facilities in Portsmouth, Ohio and Paducah, Kentucky to convert depleted uranium hexafluoride (“DUF6”) for disposal and another contract at the Oak Ridge National Laboratory in Tennessee to blend uranium, extracting certain isotopes for medical purposes. We also operate and maintain more than 80 radiological facilities throughout DOE’s complex.

Engineering Design and Technology Research   The Federal Services segment is a technology-oriented operation. We have a long history of providing innovative engineering, research, and development solutions that eliminate significant environmental, health, and safety risks associated with the DOE’s cleanup initiatives and ensure the most environmentally safe long-term solutions. We successfully completed the vitrification system design for the $9 billion Hanford River Protection Project’s Waste Treatment Plant (“WTP”) and continue to provide engineering, research, and testing services to the DOE for the high-level waste and low-level waste vitrification system enhancements for waste loading and throughput.

Safety, Health, and Quality Assurance Services   Inherent in our Federal Services segment is the need for expert knowledge in the environmental safety and health arena. We have certified professional staff offering consulting services in these highly specialized areas to ensure proper regulatory compliance and safe handling of highly sensitive materials.

Some of the challenges facing our DOE customers are among the most scientifically complex issues and required specialized solutions. As a result, our Federal Services segment will occasionally team with other companies to pool resources, develop specialized solutions, and then execute these projects on behalf of our customers. In 2002, we formed a joint venture, Uranium Disposition Services, LLC (“UDS”), for a significant long-term prime project for the DOE in Tennessee to design, build, and operate facilities in Paducah, Kentucky and Portsmouth, Ohio to convert the government inventory of DUF6 for disposal. We own 26 percent of this joint venture and share proportionally in its profits and losses. In 2003, we formed a second joint venture, Isotek Systems, LLC (“Isotek”), for another DOE long-term prime project in Tennessee to design and operate a facility at Oak Ridge National Laboratory for blending highly enriched uranium with low enriched uranium and extracting certain isotopes for medical purposes. We own 45 percent of Isotek and share proportionally in the profits and losses of the LLC. We account for our investments in these LLCs using the equity method. In 2005, we recognized joint venture income, net of tax, of $0.2 million for our share of UDS and Isotek income.

Commercial Services

Our Commercial Services segment provides a broad range of proven technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories. We also provide technical support services to clients including site characterization, project management, engineering, and radiation protection support. We have summarized some of our services here:

Liquid Waste Processing Services   We provide on-site liquid waste processing services to over 20 nuclear power stations throughout the United States using a number of patented technologies, including technically advanced ion exchange and membrane-based systems. These services reduce liquid waste generation, reduce Curies discharged, improve water chemistry, and allow the recycling of wastewater.

Transportation Logistics   We provide turnkey transportation of very large radiologically contaminated reactor components from the plant site to disposal. These components include reactor pressure vessels, steam generators, and other smaller components. Transportation modes include barge, rail, and truck transport. Services provided include engineering, licensing, packaging, fabrication, and project management.

Transportation Services   We maintain a fleet of tractors, trailers, and shipping containers for transporting radioactive waste and radioactive contaminated equipment for processing and disposal. We also own and maintain a fleet of 52 shipping casks that are specifically engineered containers that allow safe transport of radioactive material. Seven of our casks are U.S. Nuclear Regulatory Commission (“NRC”) licensed type “B” shipping casks. One of our type “B” shipping casks, the 10-160B, is licensed by the NRC to ship transuranic waste (having an atomic number greater than 92) for the DOE, including byproduct material, source material.

Licenses Stewardship   Duratek offers owner/licensees turnkey radioactive license operational management services as well as license termination services.

Decontamination and Decommissioning (“D&D”)   We have performed over 100 decommissioning projects over the past 20 years including:

•   commercial nuclear power reactors, university, and test reactors; and

•   DOE, Department of Defense (“DoD”), fuel cycle, industrial, medical, and radiopharmaceutical facilities.

Since 1992, we have provided D&D services at the following commercial nuclear power plants, two of which were completely decommissioned in accordance with NRC requirements:

•   Fort St. Vrain Nuclear Generating Station;

•   Humboldt Bay Power Plant Unit 3;

•   Shoreham Nuclear Power Station;

•   Rancho Seco Nuclear Station; and

•   Trojan Nuclear Power Plant.

More recently we have provided services for the following commercial nuclear power plants:

•   Maine Yankee Atomic Power Company;

•   Connecticut Yankee Haddam Neck Nuclear Power Station;

•   Consumers Energy Big Rock Point Nuclear Power Plant; and

•   Yankee Rowe Nuclear Power Plant.

We provide a full range of decommissioning services, including site surveys, instrumentation, waste characterization, project planning, remediation, health physics support, waste processing, and final site surveys.

Project Services   We provide project  services, focused primarily on the following radiological issues:

•   site remediation;

•   facility decommissioning;

•   site characterization; and

•   licensing and permitting.

We supply professionals and technical personnel to assume responsibility for the entire project or to assist the client’s staff. Our available personnel include engineers (mechanical, chemical, civil, and environmental), certified health physicists, chemists, toxicologists, safety and health experts, regulatory compliance specialists, remediation experts, radiological control technicians, hazardous material technicians, and decontamination experts.

Radiological Engineering Services   Our technical personnel provide commercial and government customers with a variety of radiological engineering services including:

•   development of health physics (protection from the effects of radiation on the human body and the environment) and emergency preparedness programs; and

•   licensing, procurement, and training in radiological protection and radioactive waste transportation.

Most of our senior technical personnel providing radiological engineering services are fully certified by applicable organizations or institutions and have extensive experience at operating nuclear power plants regulated by the NRC.

Commercial Processing and Disposal

We conduct our waste processing and disposal operations at two locations in Tennessee and two locations in South Carolina.

The Bear Creek Operations Facility in Tennessee is a licensed commercial low-level radioactive waste processing facility. We primarily receive waste from nuclear utilities, government agencies, industrial facilities, laboratories, hospitals, and others. We confirm the presence of radioactive contamination, releasing “clean” material to industrial landfills, and volume reduce contaminated material for cost-effective disposal of customer waste at a low-level radioactive waste disposal site. The technologies used at our processing facility include incineration, compaction, metal decontamination, and metal melting for beneficial reuse.

The Gallaher Operations Facility, also in Tennessee, provides our GARDIAN and some specialty waste processing services for our customers. The Gallaher Operations Facility is also equipped to maintain our fleet of shipping containers.

The Duratek Consolidation & Services Facility in South Carolina was originally chartered to support the DoD in preparation of materials for disposal, including military equipment decontamination and parts retrieval/recycling. This facility continues to provide flexible, rapid-response capabilities to national as well as international DoD projects, conflicts, and missions. We also provide specialty waste processing services for our nuclear power plant customers at this facility.

Duratek operates the Barnwell low-level radioactive waste disposal facility (“Barnwell Disposal Facility”). The facility property is owned by the State of South Carolina. We lease the site from the State of South Carolina under a long-term lease and operate the site under a license granted by the State of South Carolina through an operating agreement. The Barnwell Disposal Facility is one of the few facilities in the United States currently permitted to accept all classes of commercially generated low-level radioactive waste. Through this facility we provide disposal services for large components not suitable for volume reduction and for ion exchange resins and wastes that are generated by nuclear power plants, hospitals, research laboratories, and industrial facilities.

Effective July 1, 2000, the State of South Carolina’s General Assembly passed the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”). The Atlantic Waste Compact Act governs the relationship between the State of South Carolina and operators of facilities for the disposal of low-level radioactive waste in a comprehensive economic regulatory program. Under the Atlantic Waste Compact Act the State of South Carolina has established a schedule of declining annual maximum volumes of low-level radioactive waste from generators within and outside of the Atlantic Compact (i.e., the state of Connecticut, New Jersey, and South Carolina)  to be disposed of at the Barnwell Disposal Facility. The State of South Carolina also approves disposal agreements, determines the type and amounts of waste to be accepted, and specifies the technical conditions under which the site may operate. After this eight-year period, the facility will remain open for waste from the three Atlantic Compact states only. Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the facility that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the facility are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation. We receive a 14% operating margin on these costs.

The State of South Carolina has indicated that all remaining disposal capacity at Barnwell allowed under South Carolina law prior to July 1, 2008, for Classes A, B, and C waste from all generators of Low-Level Radioactive Waste has already been sold. On July 1, 2008, as contemplated under South Carolina law, the State of South Carolina will close the Barnwell disposal site to customers outside of the Atlantic Compact States.

We have developed or acquired several waste treatment technologies for use on a variety of radioactive and other waste streams. We briefly summarize below the waste treatment technologies that we utilize in our Commercial Processing and Disposal segment.

Incineration:   Incineration, which offers volume reduction exceeding 200:1, is the most cost-effective treatment for most dry active waste. It is also a preferred treatment technology for non-hazardous solid waste, waste oils, and other waste liquids.

Compaction:   Our UltraCompactor™ at our Bear Creek Operations Facility is available for compacting low-level radioactive waste with the force of 10 million pounds. The average volume reduction using our compaction technology is approximately six times for dry active waste and eight times for asbestos.  Typically, the waste processed utilizing this technology is dry active waste and includes paper, plastic, asbestos, metals, woods, and filters.

Metal Melting and Decontamination:   Our metals processing program at our Bear Creek Operations Facility provides a cost-effective solution for radioactively contaminated metals by utilizing its full-service capabilities of decontamination, melting, and survey. To achieve the most cost-effective process for final disposition, we examine the metal and sort it for processing based on its contamination level. If it is cost-effective, we will volume reduce the metal and send it to an appropriate low-level radioactive disposal site. After applying our decontamination technologies (e.g., chemical, abrasive grit/shot, sponge, and CO2), we survey the metal to verify it is no longer radioactively contaminated and then release it for burial to an industrial landfill, reducing disposal cost for the customer. If we cannot decontaminate the metals, we may utilize our metal melting technology. Our 20-ton, 7,200-kilowatt electric induction furnace operates exclusively to produce shield blocks that we provide for various high-energy physics projects, allowing the beneficial reuse of radioactive metal within the nuclear industry. The beneficial reuse of radioactive metal eliminates the liability for the original waste generator and protects new metal from becoming contaminated.

Bulk Waste Assay Program (“GARDIAN”):   GARDIAN, which stands for “GAmma Radiation Detection In-container ANalysis,” is a large container bulk waste assay system that allows large containers of waste to be assayed quickly and thoroughly, improving processing efficiency and reducing costs relative to more labor intensive methods (e.g., avoids size reducing and processing of many smaller packages). GARDIAN was designed for use in processing large amounts of debris thought to be radiation-free from the many nuclear facilities that are being decommissioned around the country, the GARDIAN system’s two tractor-trailers use qualitative and quantitative surveying equipment to search for radiation in the debris stored in a shipping container. Three total detectors are associated with each tractor-trailer that allows the entire area of the container to be surveyed at the same time. GARDIAN has been used on-site at a customer’s facility on a decommissioning project in 2004 and 2005, a second GARDIAN system, located at our Gallaher Operations Facility in Tennessee, was installed and is being utilized for customer waste shipped to this facility.

Sales and Marketing Strategy

We provide cost-effective waste disposition solutions for commercial low-level radioactive waste generators and DOE low-level, mixed, transuranic, and high-level radioactive waste generators. We have a centralized marketing and business development organization while our direct sales are decentralized to more closely align these activities with our specific operating segments.

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

The Atomic Energy Act of 1954 (“AEA”) and the Energy Reorganization Act of 1974 authorize the NRC to regulate the receipt, possession, use, and transfer of radioactive materials, including “source material,” “special nuclear material,” and “byproduct material.”  Pursuant to its authority under the AEA, the NRC has adopted regulations that address the management, treatment, and disposal of low-level radioactive waste, and that require the licensing of low-level radioactive waste disposal sites by NRC or states that have been delegated authority to regulate low-level radioactive material pursuant to NRC regulations.

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

The Low-Level Radioactive Waste Policy Act of 1980 (“LLRWPA”) and the Low-Level Radioactive Waste Policy Amendments Act of 1985 address the siting of new low-level radioactive waste disposal facilities. Each state is responsible for providing capacity for commercial low-level radioactive waste generated within its borders. The LLRWPA also encourages groups of states to enter into compacts providing for the development and operation of low-level radioactive waste disposal facilities. At the present time, state compacts have opened no new radioactive waste disposal facilities.

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

The Toxic Substances Control Act (“TSCA”) provides the U.S. Environmental Protection Agency (“EPA”) with the authority to regulate over 60,000 commercially produced chemical substances. The EPA may impose requirements involving manufacturing, record keeping, reporting, importing, and exporting. The TSCA also established a comprehensive regulatory program, analogous to the RCRA program for hazardous waste, for the management of polychlorinated biphenyls.

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

The Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA” or “Superfund”), and subsequent amendments under the Superfund Amendments and Reauthorization Act, as implemented by the National Contingency Plan, provide for the investigation and remediation of sites containing hazardous substances. The Superfund program’s regulations require that any remediation of hazardous substances meet applicable and relevant and/or appropriate regulatory requirements. Superfund also establishes strict and retroactive liability for parties who generated or transported hazardous substances, or owned and/or operated the sites containing them. This creates a strong incentive for proper management and disposal of hazardous waste.

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

The Pollution Prevention Act (“PPA”) of 1990 establishes pollution prevention as a national objective, naming it a primary goal wherever feasible. The PPA states that if pollution cannot be prevented, materials should be recycled in an environmentally safe manner.

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

Environmental Laws and Regulations Affecting the Use of Our Waste Treatment Technologies

To the extent we engage in the storage, processing, or disposal of mixed waste, the radioactive components of the mixed waste are subject to NRC regulations promulgated under the AEA. The EPA, under RCRA, regulates the hazardous components of the waste. To the extent that these regulations have been delegated to the states, the states may also regulate mixed waste.

Pursuant to the mandate of the AEA, NRC regulations and guidance address the classification and management of low-level radioactive waste. The NRC regulations also govern the technical, monitoring, and safety-related aspects of developing and operating low-level radioactive waste disposal facilities. Pursuant to its authority under the AEA, the NRC also has established the following licensing requirements and operating procedures for these facilities:

•   siting criteria;

•   site stability;

•   the development and implementation of institutional controls for the facility (e.g., access restrictions, environmental monitoring, and site maintenance);

•   facility operation;

•   financial assurance;

•   site remediation; and

•   site closure.

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

Because we own and operate vitrification, storage, incineration, and metal processing facilities, we are exposed to potential liability under CERCLA for releases of hazardous substances into the environment at those sites. If we use off-site storage or disposal facilities for final disposition of the glass and other residues from our vitrification, incineration, and other treatment processes, we may be subject to cleanup under CERCLA and we could incur liability as a generator of these materials or by virtue of having arranged for their transportation and disposal to such facilities. We designed our processes to minimize the potential for release of hazardous substances into the environment. In addition, we developed plans to manage and minimize the risk of CERCLA or RCRA liability by taking the following measures:

•   training of operators;

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

Competition

Our Federal Services and Commercial Services segments compete with major national and regional environmental service and consulting firms with established environmental remediation staffs. These segments also compete with a similar universe of firms to provide waste disposition services. The following are key competitive factors in these markets:

•   skilled technical personnel;

•   quality of performance;

•   safety;

•   diversity of services; and

•   price.

Many of the major national and regional environmental service and consulting firms that compete with us have greater financial, management, and marketing resources. We also face competition from smaller local firms. In the Federal segment, our major customer, the DOE, has substantially increased small business set-asides for prime contracts. Since we are not a small business, we have responded by teaming as a subcontractor to small businesses responding to requests for proposals for prime contract on selected procurements.

Our Commercial Processing and Disposal segment faces competition in packaging, transportation, treatment, stabilization, and facilitation of disposal of certain radioactive, hazardous, and mixed wastes at various facilities. The predominant waste treatment and disposal methods include direct landfill disposal, on-site containment/processing, and incineration or other thermal treatment methods. Our competitors may possess or develop alternate technologies superior to our waste processing technologies. Competition is based primarily on the following factors:

•   cost;

•   regulatory and permit restrictions;

•   technical performance;

•   dependability; and

•   environmental integrity.

We believe that we can compete favorably on the basis of these factors. We also believe that we possess several competitive advantages over our competitors:

•   proprietary waste treatment technologies;

•   our extensive vertical integration of services from customer site to disposal;

•   the demonstrated commercial success of our technologies; and

•   reputation for providing quality service to our customers.

Backlog

We regularly monitor backlog with respect to contracts on hand as an input measure for internal forecasting and budgeting. Our backlog represents work yet to be performed on contracts that have been awarded. Our contracts routinely cover long-term projects with multiple fiscal years of funding from our customers that are issued on a task basis with multiple change orders. Estimating backlog requires an assessment of our customers’ future funding availability, which requires a great deal of estimation. Therefore, we generally do not provide guidance on backlog since backlog reporting is not a reliable measure of our financial results.

Research and Development Activities

We perform a minimal amount of research and development activity. We contract or subcontract with the Vitreous State Laboratory to provide research and development for us under fixed price and cost reimbursable contracts. Dr. Pedro Macedo and Dr. Theodore Litovitz lead the Vitreous State Laboratory of The Catholic University of America in Washington, D.C. (“Vitreous State Laboratory”) and are the inventors of the vitrification and ion-exchange technologies that are used in our processes. Under these contracts, Drs. Macedo and Litovitz supervise the research and retain ownership of all inventions and discoveries. Drs. Macedo and Litovitz license these inventions and discoveries to us under an exclusive license agreement, which we discuss in detail in the next section.

If we utilize the Vitreous State Laboratory in waste cleanup projects, we include the estimated cost for their services in our formal bid proposal and, after contract awards, we reimburse the Vitreous State Laboratory on a time and expense basis through subcontracts. The Vitreous State Laboratory is a not-for-profit institution; therefore, it does not include fees or percentage profits in its cost estimates.

Patents and Other Intellectual Property Rights

We own rights in 54 U.S. patents, 66 foreign patents, and 5 pending foreign patent applications covering our waste processing technologies as a result of internal technology development and various acquisitions. These patents expire at various dates through 2020. Specifically, we own issued and active patents for steam reforming, vitrification, grouting, waste water treatment, metal decontamination, nuclear waste packaging and storage modules, ion-exchange materials and processes, heat exchangers, decontamination of materials and equipment, and assaying of materials. We use these proprietary technologies in our commercial waste processing operations. Pursuant to an agreement with Westinghouse Electric Corporation (“Westinghouse”), now Viacom, Inc., we granted Westinghouse a non-exclusive royalty-free license to practice the technologies covered by certain of the patents that we acquired from Westinghouse.

To complement our existing waste processing technologies, we acquire or license technologies from third parties. We have an exclusive license agreement with Drs. Macedo and Litovitz, the inventors, for the patents and intellectual property rights to their proprietary vitrification and ion-exchange technologies. The exclusive license agreement expires upon the expiration of the last patent covered by the license agreement, which is currently in the year 2019. The license agreement, which currently encompasses 9 U.S. patents, and 14 foreign patents, also includes any process patents or technology rights related to the licensed field which is subsequently developed by the Vitreous State Laboratory or Drs. Macedo and Litovitz.

We have procedures in place to keep our proprietary information confidential. For example, we require each employee to agree to keep confidential all of our proprietary information and to assign to us all rights in any proprietary information or technology developed by him or her during his or her employment or made thereafter as a result of any inventions conceived or work done during his or her employment with us. Despite our precautions, a third party may copy or otherwise obtain and use our technology without our permission or develop similar technology independently. In addition, certain foreign countries have limited or no effective patent and trade secret protection.

DURATEK®, ALPS®, CNSI®, and Chem-Nuclear® are some of the 10 registered trademarks held by us. DuraMelter is a common law trademark.

Employees

As of December 31, 2005, we employed approximately 1,185 employees and approximately 55 temporary field-assigned employees. These temporary employees are hired on an as-needed basis for specific durations. Staffing levels in all segments remained relatively constant throughout 2005.

The success of our business requires us to hire and retain qualified technical personnel. We have been successful in attracting and retaining qualified technical personnel. We believe that we have good relations with our employees.

Executive Officers

The following table sets forth the names of our executive officers, their positions, and their principal business experience:

Name	Age	Position	Principal Business Experience
Robert E. Prince	58	President, Chief Executive Officer and Director

President and Chief Executive Officer of the Company since November 1990 and director since 1991; Founder of General Technical Services, Inc. (“GTS”) in October 1984; President and Chief Executive Officer of GTS from 1987 to 1992.

Robert F. Shawver	49	Executive Vice President and Chief Financial Officer	Executive Vice President of the Company since May 1993; Chief Financial Officer and Chief Administrative Officer since 1987; Vice President from 1987 to 1993.
Admiral Joseph G. Henry	57	Executive Vice President and Chief Operating Officer

Executive Vice President and Chief Operating Officer of the Company since December 2005; Vice President and Chief Operating Officer of the Federal Services segment since March 2004; Prior to this, Admiral Henry served for 33 years in the U.S. Navy and retired as a two-star admiral.

William M. Bambarger, Jr.	41	Vice President, Corporate Controller and Chief Accounting Officer

Corporate Controller of the Company since April 2001; Director of Corporate Accounting of McCormick & Co., Inc. from 2000 to 2001; Controller and Chief Financial Officer of RWD Technologies, Inc. from 1992 to 2000.

Craig T. Bartlett	43	Vice President, Finance and Treasurer

Vice President, Finance of the Company since December 2000; Treasurer since February 1996; Controller from February 1993 to 1998; Director, Financial Operations from 1991 to 1993; Assistant Controller from 1988 to 1991.

C. Paul Deltete	57	Senior Vice President, Commercial Services

Senior Vice President of Commercial Services Group of the Company since January 1996; President of Analytical Resources, Inc. (an environmental consulting firm acquired by the Company in 1996) from 1984 to January 1996.

William R. Van Dyke	58	Senior Vice President, Federal Services	Senior Vice President, Federal Services Group of the Company since September 2002; Senior Vice President, Business Development of Federal Services Group from 1995 to September 2002.
Michael F. Johnson	54	Senior Vice President, Commercial Processing

Senior Vice President of Commercial Processing Group of the Company since February 2002; General Manager Divesture Activities of Viacom/CBS from 2000 to 2002; General Manager of Resource Energy System Division of Westinghouse Electric Corp. from 1992 to 2000.

Diane L. Leviski	45	Senior Vice President, Human Resources	Senior Vice President of Human Resources of the Company since February 1996; Director of Human Resources from 1988 to 1996; Manager of Human Resources from 1985 to 1988.
Regan E. Voit	56	Senior Vice President, Disposal	Senior Vice President, International Sales & Disposal since June 2000; President of Chem-Nuclear Systems, L.L.C. since 1995.
Willis W. Bixby, Jr.	59	Senior Vice President, Environmental Health & Quality Assurance and Control	Senior Vice President of the Company since October 1999. Vice President of Scientech, Inc. from 1997 to 1999. Dr. Bixby held several senior management positions with the DOE from 1978 to 1997.

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

Item 1A.                Risk Factors

Investing in our securities involves a material degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth below as well as other information we include or incorporate by reference in this annual report and the additional information in the other reports we file with the U.S. Securities and Exchange Commission (“SEC”).

Risks Relating to the Pending Merger with EnergySolutions

We are subject to business uncertainties and contractual restrictions while the merger with EnergySolutions is pending.

Uncertainty about the effect of the pending merger with EnergySolutions on our employees and our current and prospective customers may have an adverse effect on us. These uncertainties may impair our ability to retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to defer decisions regarding business relationships with us or  other decisions concerning us, or to seek to change existing business relationships with us. If key employees depart because of uncertainty about their future roles with EnergySolutions, our ability to continue to execute our business and strategic plans could be adversely affected. In addition, the Merger Agreement generally restricts us, until the merger occurs, from taking actions outside of the ordinary course of business, including making acquisitions, without the consent of EnergySolutions. These restrictions could adversely affect our ability to pursue key aspects of our growth plans prior to the completion of the merger.

Failure to complete the merger with EnergySolutions could negatively affect our stock price and our future business and financial prospects.

There is no assurance that EnergySolutions and Duratek will receive the necessary regulatory approvals or satisfy the other conditions to the completion of the merger. If the merger is not completed for any reason, we will be subject to several risks, including the following:

•   The current market price of our Common Stock may reflect a market assumption that the merger is likely to occur, and a failure to complete the merger would likely result in a decline in the market price of our Common Stock;

•   Many costs relating to the merger (such as legal, accounting, and a portion of our financial advisory fees) are payable by us whether or not the merger is completed;

•   Efforts required under the Merger Agreement and other preclosing activities and obligations require substantial commitments of time and resources by our management and employees, which could limit the time and effort available to pursue other business activities that may be important to our operations; and

•   We would continue to face the risks that we currently face as an independent company in executing our growth and strategic plans, as further described herein.

If the merger is not completed, the risks described above may occur and materially adversely affect our business, financial results, financial condition, and stock price.

The Merger Agreement limits our ability to pursue alternatives to this merger.

Under the Merger Agreement, we are generally precluded from encouraging or participating in any discussions that could lead to an alternative transaction to this merger. Similarly, our Board of Directors is restricted in its ability to withdraw or modify its recommendation that our stockholders approve the Merger Agreement. In certain circumstances, our Board of Directors may be permitted to terminate the Merger Agreement and pursue a proposal that it deems to be superior.  In those circumstances, we would be required to pay EnergySolutions a termination fee of approximately $8.6 million.

If our stockholders approve the Merger Agreement at a stockholders’ meeting currently expected to be held in the second quarter of 2006, we no longer have a right to terminate the Merger Agreement to accept an alternative transaction.

The effect of these provisions could be to discourage or prevent a party interested in a possible acquisition of our company from pursuing an offer to acquire us.

Credit and Business Risks

The documents governing our indebtedness restrict our ability and the ability of our subsidiaries to engage in some business transactions.

We have entered into a secured credit facility (the “Credit Facility”) providing for an aggregate commitment of $145 million which consists of a five-year $30 million revolving line of credit to fund working capital and general corporate requirements and a six-year $115 million term loan. As of December 31, 2005, the outstanding balance was $69 million. The credit agreement governing the Credit Facility restricts our ability and the ability of our subsidiaries to, among other things, engage in the following actions:

•   incur or guarantee additional indebtedness;

•   declare or pay dividends on and redeem or repurchase capital stock;

•   transfer assets or make loans between us and some of our subsidiaries;

•   make investments;

•   incur or permit to exist liens;

•   enter into transactions with affiliates;

•   make material changes in the nature or conduct of our business;

•   complete the merger with EnergySolutions, although we received a consent from the lender to exclude the Merger Agreement;

•   merge or consolidate with, acquire substantially all of the stock or assets of any other companies;

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

Our business and operating results could result in a reduction of elimination of previously reported profits by our inability to accurately estimate the overall risks, revenue, or costs on a contract.

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

Accounting for a contract requires judgment relative to assessing the contract’s estimated risks, revenue, and costs, and on making judgments on other technical issues. Due to the size and nature of many of our contracts, the estimation of overall risks, revenue and costs at completion is complicated and subject to many variables. Changes in underlying assumptions, circumstances, or estimates may also adversely affect future period financial performance.

A portion of our revenues is recognized using a proportional performance method. Generally, the proportional performance method that we utilize result in the recognition of contract revenues and earnings ratably, based on the proportion of completion to total estimated contract completion, or on estimated physical completion or units of production. We believe that our estimates are reasonably dependable but estimates are by their nature uncertain.

Revisions in revenues, costs, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. A change order is included in total estimated contract revenue when revenue is probable, which generally occurs upon acceptance in writing by the customer. Until then, no revenue or profit is recognized.

Due to uncertainties inherent in the estimation process, it is possible that actual completion calculations may vary from estimates, and it is possible that such variances could be material to our operating results.

Our quarterly operating results may fluctuate significantly, which could have a negative effect on the price of our Common Stock.

Our quarterly revenue, expenses, and operating results may fluctuate significantly because of a number of factors, including:

•   the impact that the timing of nuclear power plant outages have on the shipments of waste (outages typically occur in the spring and fall);

•   unanticipated changes in contract performance that may affect profitability, particularly with contracts that have funding limits;

•   the timing of resolutions on change orders, requests for equitable adjustments (“REAs”), and other contract adjustments;

•   the seasonality of the spending cycle of our public sector clients, notably the Federal government, and the spending patterns of our commercial sector clients;

•   employee staff levels and utilization rates;

•   the number and significance of client engagements commenced and completed during a quarter;

•   the ability of our clients to terminate engagements without penalties;

•   delays incurred in connection with an engagement;

•   the size and scope of engagements;

•   the timing of expenses incurred in connection with the Merger Agreement or for other corporate initiatives;

•   changes in the prices of services offered by our competitors;

•   changes in accounting rules; and

•   general economic or political conditions.

Variations in any of these factors could cause significant fluctuations in our operating results from quarter to quarter and could result in net losses.

If we have to write-off a significant amount of intangible assets, our earnings will be negatively impacted.

Goodwill is included on our balance sheet and is a significant asset, comprising $72.1 million at December 31, 2005. If our goodwill were to be significantly impaired, a write-down or write-off would be required. The write-off would negatively impact our earnings; however, it would not impact our cash flows.

We may encounter difficulties in pursuing our growth objectives.

In order to increase our revenues and to replace revenues from projects that will be completed, such as the decommissioning of the Big Rock Point Nuclear Power Plant in 2006, the Fernald Environmental Management Closure Project contract set to be completed in 2007, and the few current U.S. commercial nuclear power plant decommissioning projects that are nearing completion, we must be successful in winning and performing new business mandates in our federal business and commercial sectors. It is often difficult to predict the timing and magnitude of, and success in being awarded, any new contracts. Additionally, the trend within the domestic nuclear power industry for plant life extension and license renewal affects the demand for services to commercial customers. Due to these risks, period-to-period comparisons have been adversely affected in the past and may continue to be affected in the future.

Although the Department of Energy has indicated that a number of new contracts will be awarded in 2006 and 2007, governmental awards are frequently delayed. Additionally, we cannot predict whether we will be successful in obtaining new federal services business awards. In some instances, we may choose to bid as the lead of a prime contractor team. In the past, we have operated mainly as a subcontractor or in a minority position on the prime contractor team. We expect to be bidding against organizations that have substantially greater resources and experience in being the leading prime contractor for these kinds of projects. In addition, our success in being awarded prime and subcontracts is subject to competitive pressures, including pressures from new entrants into these markets and from enterprises who benefit from various recent DOE preferences for small business enterprises as prime contractors and sub-contractors.

In light of these uncertainties for new business awards in our commercial and federal services business units, our growth plan anticipates pursuing new opportunities for providing services with respect to low-level radioactive waste and high-level wastes at DOE sites in the United States and foreign sites and, potentially further in the future, spent nuclear fuel and uranium mill tailings. In many of these potential opportunities, we may not have experience comparable to our current and past experience in our federal and commercial businesses. Thus, we may be subject to a range of risks in obtaining and performing these types of businesses, including the risks associated with conducting business overseas, the adequacy and experience of management, and the adequacy of operational resources and technical capabilities needed to perform these mandates successfully. We cannot predict whether we will be successful in obtaining or performing any new business initiatives in these new business areas.

Government Contracting Risks

The U.S. government can audit and disallow claims for compensation under our government contracts, and can terminate those contracts without cause.

Our government contracts, which are primarily with the DOE and DoD, are, and are expected to continue to be, a significant part of our business. We derived approximately 47% of our consolidated revenues in 2005 and 43% of our consolidated revenues in 2004 from contracts funded by the DOE. The Federal Services work that we performed for customers that represented greater than 10% of the Federal Services segment’s revenues were with prime contractors Bechtel Corporation and Fluor Corporation. Allowable costs under government contracts are subject to audit by the U.S. government. To the extent that these audits result in determinations that costs claimed as reimbursable are not allowable costs or were not allocated in accordance with Federal government regulations, we could be required to reimburse the U.S. government for amounts previously received. In addition, if we were to lose and not replace our revenues generated by one or more of the U.S. government contracts, our businesses, financial condition, results of operations, and cash flows could be adversely affected.

We have a number of contracts and subcontracts with agencies of the U.S. government, principally for environmental remediation, restoration, and operations work, that extend beyond one year and for which additional government funding has not yet been appropriated. We cannot be certain that the U.S. government will appropriate such funds.

All contracts with agencies of the U.S. government and some commercial contracts are subject to unilateral termination at the option of the customer. In the event of a termination, we would not receive projected revenues or profits associated with the terminated portion of those contracts; however, all costs incurred prior to termination are recoverable in accordance with Federal Acquisition Regulations.

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

We perform projects jointly with outside partners, entering into subcontracts, joint ventures, and other contractual arrangements so that we can jointly bid and perform on particular projects. Success on these joint projects depends in large part on whether our partners fulfill their contractual obligations satisfactorily. If any of our partners fail to satisfactorily perform their contractual obligations as a result of financial or other difficulties, we may be required to make additional investments and provide additional services in order to make up for our partner’s shortfall. If we are unable to adequately address our partner’s performance issues, then our client could terminate the joint project, exposing us to legal liability, loss of reputation, and reduced profit or loss on the project.

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

Expiration of the Price-Anderson Act’s indemnification authority could have adverse consequences on our Federal and Commercial business units.

Our Federal and Commercial units provide services to the nuclear industry. The Price-Anderson Act promotes the nuclear industry by offering broad indemnification to commercial nuclear power plant operators and DOE contractors for liabilities arising out of nuclear incidents at power plants licensed by the NRC and at DOE nuclear facilities. That indemnification protects not only the NRC licensee or DOE prime contractor, but also others like us who may be doing work under contract or subcontract for a licensed power plant or under a DOE prime contract. While the Price-Anderson Act’s indemnification provisions are broad and generally assumed to be comprehensive, there has been no occasion for a determination whether they apply to all nuclear liabilities that might be incurred by a radioactive materials cleanup contractor. It was recently extended to December 31, 2025 for DOE contractors.

We operate in a highly regulated industry requiring our customers and us to have and comply with federal, state, and local government permits and approvals.

We and our customers operate in a highly regulated environment. Facilities utilizing our technologies are required to have federal, state, and local government permits and approvals. Any of these permits or approvals may be subject to denial, revocation, or modification under various circumstances. Failure to obtain or comply with the conditions of permits or approvals or with environmental and safety laws may adversely affect our operations and may subject us to penalties and other sanctions.

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

Competition Risks

We face increasing competition in the provision of waste treatment technologies and services.

The waste management technologies and services industry is characterized by several large companies and numerous small companies. Any of these companies may possess or develop technologies superior to our technologies. In addition, we compete with companies offering waste management technologies, storage, and disposal management alternatives. In our services business, our competitors range from major national and regional environmental service and consulting firms with large environmental remediation staffs to small local firms. To the extent that our competitors offer more cost-effective management technology alternatives or offer comparable services at lower prices, our ability to compete effectively could be adversely affected.

Our success depends on attracting and retaining qualified personnel in a competitive environment.

We are dependent upon our ability to attract and retain highly qualified managerial and business development personnel, skilled technical specialists, and experts in a wide range of scientific, engineering, and health and safety fields. Competition for key personnel is intense. We cannot be certain that we will retain our key managerial, business development, and technical personnel or that we will attract or assimilate key personnel in the future. Failure to retain or attract such personnel could materially adversely affect our businesses, financial position, results of operations, and cash flows.

We are also highly dependent upon the technical expertise and management experience of our senior management. The loss of the services of any of these individuals could have a material adverse effect on our results of operations and financial condition. Certain members of our senior management are subject to employment agreements, which end in June 2006 and November 2006, with automatic one-year extensions unless terminated with proper notice before the end date. There have been no notices of termination and there are no “key man” life insurance policies on any members of senior management or any other personnel.

Other Risks

Our Stockholder Rights Plan and provisions of Delaware law could inhibit a change in control.

We are subject to various restrictions and other requirements that may have the effect of delaying, deterring, or preventing a change in control of us, such as:

•   our Stockholder Rights Plan; and

•   Section 203 of the Delaware General Corporation Law.

On December 16, 2003, our board of directors approved a Stockholder Rights Plan. Under this plan, each share of our Common Stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to effect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, having a value twice that of the exercise price of the rights.  On February 6, 2006, our board of directors approved an amendment to the Stockholder Rights Plan that exempted the proposed EnergySolutions merger as a transaction that would trigger the exercise of the rights accompanying our Common Stock.

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

•   broader market fluctuations;

•   status of the Merger Agreement for the acquisition of Duratek by EnergySolutions and transactions related thereto; and

•   general economic or political conditions.

Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom are granted stock options, the value of which are dependent on the performance of our stock price.

Item 1B.               Unresolved Staff Comments

None.

Item 2.                        Properties

We lease approximately 35,000 square feet of office space in Columbia, Maryland, which we use as our general corporate office. This lease ends on December 31, 2006. On November 11, 2005, we entered into a new lease for approximately 40,000 square feet at a new facility in Maple Lawn, Maryland to be used as our new general corporate office. The lease runs from September 1, 2006 to December 31, 2016. In addition, we lease the following office space primarily for these business segments:

•   Federal Services segment: approximately 20,000 square feet of office space in Richland, Washington, and this lease ends on September 30, 2006; approximately 3,000 square feet of office space in Lakewood, Colorado, and this lease ends on June 30, 2007;

•   Commercial Services segment: approximately 18,000 square feet of office space in Columbia, South Carolina, and this lease ends on August 30, 2008. In addition, an office suite is leased in Cumbria, UK. This lease ends on November 30, 2008.

In addition, we lease approximately 18,000 square feet of office space in Oak Ridge, Tennessee for our Federal Services and Commercial Services segments, and this lease ends on July 31, 2008.

Our primary waste processing operations in the Commercial Processing and Disposal segment are located on 50 acres of land that we own in Oak Ridge, Tennessee. We operate additional waste processing operations on another 50-acre parcel that we own in Kingston, Tennessee. We perform a portion of the disposition of large component projects on our 13.5-acre site in Memphis, Tennessee.

We maintain the operating rights to a commercial low-level radioactive waste disposal landfill site that is owned by the State of South Carolina. The disposal landfill site is called the Barnwell Disposal Facility, which is part of our Commercial Processing and Disposal segment, and is located in Barnwell, South Carolina. Our lease with the State of South Carolina to operate this site ends on April 5, 2075.

Item 3.                        Legal Proceedings

On September 21, 2004, Washington State Department of Ecology (“Ecology”) issued a Notice of Penalty Incurred and Due No. 1672 with a fine of $0.3 million jointly and severally assessed against the U.S. Department of Energy-Richland Operations, the U.S. Department of Energy-Office of River Protection, Fluor Hanford Incorporated, and Duratek Federal Services of Hanford, Inc. Ecology issued the Notice of Penalty listing four types of violations: Facility Reporting, Personnel Training, Facility Record Keeping, and General Waste Analysis. The four issues are positions that Ecology has taken relating to how certain drums of material sent off site for treatability studies were handled. All the named parties disagree with the finding and are working as a joint defense team. The DOE is leading the appeal effort, and the named parties filed an appeal with Ecology in Hanford, Washington on October 20, 2004. The Department of Justice has joined the appeal in support of the DOE, Fluor Hanford, and Duratek. Discovery has been completed and summary judgment motions were filed during the first week of February 2006.

In December 2003, we received a REA from a subcontractor, Performance Abatement Services, Inc. (“PAS”), that seeks a price adjustment of approximately $6.7 million to an ongoing, fixed-price subcontract between PAS and Duratek Federal Services, Inc. for asbestos-abatement services. The subcontract at issue arises under a fixed-price contract that we are performing for Bechtel Jacobs Company, LLC (“Bechtel Jacobs”). PAS has claimed amounts based on an extrapolation of their total anticipated cost through completion of this project over a substantially extended performance period, not just based on costs incurred to date. It assumes ongoing project inefficiencies resulting from nine alleged causes.

We received REAs totaling $0.3 million for two of the nine sub-claims during 2004 and some of the other claims have been settled or dropped. In 2005, there were no REAs received related to the sub-claims. We are still evaluating the remaining REAs.  PAS continues to pursue REAs totaling $2.9 million, most of which we believe are unsupported. We are negotiating with both Bechtel Jacobs and PAS to resolve the outstanding REAs. We believe that we have valid defenses to most if not all of the claims, however, it is possible that some payment to PAS that is not passed on to Bechtel Jacobs may be required to resolve these claims.

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina. AVANTech, Inc. then filed numerous counterclaims against us. All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment. In October 2005, a South Carolina jury found against us on all of our claims. AVANTech, Inc has stated that they would petition the court for an award of attorneys’ fees in an amount that has not been determined. To date, no petition for attorneys’ fees has been made; however, we cannot provide any assurance that a claim for a material amount of attorneys’ fees will not be asserted. We intend to appeal this decision.

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

Item 4.                        Submission of Matters to a Vote of Security Holders

We did not submit any matters for approval to our stockholders during the last quarter of our 2005 fiscal year.

Part II

Item 5.                        Market for Registrant’s Common Equity and Related Stockholder Matters

Our Common Stock is quoted on the NASDAQ National Market under the symbol “DRTK”. The table below sets forth the quarterly high and low sale prices of our Common Stock during the past two fiscal years. The last reported sale price of our Common Stock on the NASDAQ National Market on February 17, 2006 was $22.07.

	Price Range of Common Stock
	High	Low
Year ended December 31, 2005:
4th quarter	$18.82	$10.40
3rd quarter	25.48	16.11
2nd quarter	24.75	18.50
1st quarter	28.50	17.94
Year ended December 31, 2004:
4th quarter	$25.46	$15.77
3rd quarter	16.40	13.19
2nd quarter	16.48	12.39
1st quarter	16.48	12.10

As of February 17, 2006, there were 1,289 holders of record of our Common Stock and we estimate that there were approximately 4,500 beneficial holders.

We have never declared or paid a cash dividend on our Common Stock and we are prohibited from paying dividends on any of our Common Stock under our bank credit facility. Because we intend to retain earnings primarily to fund working capital, to invest in capital expenditures, and to meet our debt service requirements, we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

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

Our statements of operations for the years ended December 31, 2005, 2004, and 2003 and balance sheet data as of December 31, 2005 and 2004 set forth below are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The statements of operations data for the years ended December 31, 2002 and 2001 and balance sheet data as of December 31, 2003, 2002, and 2001 are derived from our audited consolidated financial statements which are not included in this Form 10-K.

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
Statement of Operations Data:
Revenues	$281,212	$286,213	$285,901	$291,536	$279,173
Cost of revenues	211,299	211,315	217,493	229,134	237,454
Gross profit	69,913	74,898	68,408	62,402	41,719
Selling, general and administrative expenses	34,516	34,306	33,462	33,583	34,991
Income from operations	35,397	40,592	34,946	28,819	6,728
Interest expense	(6,539)	(6,970)	(6,903)	(5,518)	(10,606)
Other income (expense), net	31	398	76	285	191
Income (loss) before income taxes (benefit), equity in income (loss) of joint ventures, and cumulative effect of a change in accounting principle	28,889	34,020	28,119	23,586	(3,687)
Income taxes (benefit)	10,651	13,098	11,671	9,673	(729)
Income (loss) before equity in income (loss) of joint ventures and cumulative effect of a change in accounting principle	18,238	20,922	16,448	13,913	(2,958)
Equity in income (loss) of joint ventures	185	124	202	(148)	(148)
Income (loss) before cumulative effect of a change in accounting principle	18,423	21,046	16,650	13,765	(3,106)
Cumulative effect of a change in accounting principle, net of taxes	—	—	(2,414)	—	—
Net income (loss)	18,423	21,046	14,236	13,765	(3,106)
Preferred stock repurchase premium, dividends, and charges for accretion	—	(63)	(36,154)	(1,279)	(1,495)
Net income (loss) attributable to common stockholders	$18,423	$20,983	$(21,918)	$12,486	$(4,601)

	Years Ended December 31,
	2005	2004	2003	2002(1)	2001
Statement of Operations Data (continued):
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.25	$1.48	$(1.44)	$0.92	$(0.34)
Cumulative effect of a change in accounting principle	—	—	(0.18)	—	—
	$1.25	$1.48	$(1.62)	$0.92	$(0.34)
Diluted:
Before cumulative effect of a change in accounting principle	$1.21	$1.42	$(1.44)	$0.72	$(0.34)
Cumulative effect of a change in accounting principle	—	—	(0.18)	—	—
	$1.21	$1.42	$(1.62)	$0.72	$(0.34)
Basic weighted average common stock outstanding	14,776	14,191	13,561	13,504	13,449
Diluted weighted average common stock outstanding	15,286	14,760	13,561	19,110	13,449

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Working capital (deficiency)	$15,843	$15,822	$14,212	$(17,076)	$(16,573)
Total assets	263,914	268,537	283,144	254,132	272,649
Long-term debt and capital lease obligations	70,585	85,479	116,562	61,780	85,386
Redeemable convertible preferred stock	—	—	300	15,752	15,734
Stockholders’ equity	89,859	68,326	37,866	59,862	46,884

(1)          Effective January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, we no longer amortize goodwill but rather test such assets for impairment on an annual basis. If we had been required to adopt the provisions of the pronouncement effective as of January 1, 2001, the net loss and diluted net loss per share would have been $(2.9) million and $(0.21) in 2001.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations. Forward-looking statements include those statements containing words such as the following: “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. We discuss the risks that could cause such differences in Item 1A to this report under the caption “Risk Factors”, and in our various other filings with the Securities and Exchange Commission. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date. Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise.

Recent Developments

On February 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnergySolutions, LLC (formerly known as Envirocare of Utah, LLC), a Utah limited liability company (“EnergySolutions”), and Dragon Merger Corporation, a Delaware corporation and a wholly owned subsidiary of EnergySolutions. Pursuant to the terms of the Merger Agreement, EnergySolutions will acquire all of our outstanding shares of Common Stock for an aggregate consideration of approximately $327 million in cash. Upon the effectiveness of this merger, each issued and outstanding share of our Common Stock will be converted into the right to receive $22.00 in cash, without interest, and each outstanding stock option, whether or not vested, will convert into the right to receive the excess, if any, of the $22.00 per share merger consideration over the per share exercise price of the option, less any tax withholding.

In addition, we have agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger, (ii) not to engage in certain transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for our board of directors to recommend that the stockholders adopt the Merger Agreement and thereby approve this merger, and (v) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to solicit proposals relating to alternative business combination transactions, or to enter into discussions concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger is subject to a number of conditions, including stockholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period, and certain other customary conditions.

We expect to submit the Merger Agreement and the merger described above to stockholders for their consideration during the second quarter of 2006 and to close the merger promptly following receipt of stockholder and regulatory approval.

Pursuant to the terms of the Merger Agreement, EnergySolutions and Duratek each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay EnergySolutions a termination fee of approximately $8.6 million. In addition, if this merger cannot be closed or is delayed for longer than twelve months due to certain regulatory or legal restrictions, EnergySolutions has agreed to pay to us a “reverse break-up fee” of $5 million in cash and to provide a prepayment credit of $12 million to one of our subsidiaries for waste disposal services performed by EnergySolutions under an existing commercial contract between the parties.

Overview

We operate in a complex environment due to the nature of our customers and our projects. These factors are described throughout this Annual Report on Form 10-K, including under “Risk Factors.” Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to our executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, our executive management team spends considerable time on evaluating and structuring key contracts, on monitoring project performance, and in assessing the financial impact of our contracts. Due to the complexity in the revenue recognition for our projects, executive financial management is particularly attentive to developments in individual contracts that may affect the timing of revenues and related costs.

We continue to actively manage our projects to minimize these significant events and the financial impact on us. More information on risks and our efforts to manage risks are available in Items 1 and 1A of this annual report.

The following is a summary of significant events in 2005 that had an impact on our financial results and thus received considerable financial management attention and scrutiny:

•   Acceleration of the estimated closure date on the Fernald closure contract from May 2007 to December 2006 and elimination of the schedule contingency that resulted in $5.7 million of additional incentive fees recognized in 2005.

•   Recovery of incentive fees reserved on the Project Hanford Management Contract relating to uncontrollable prime contractor safety and performance shortfalls in 2004 for which $1.1 million was recovered in 2005.

•   A $1.4 million reduction of employee incentive costs as a result of lower revenue and cash flow performance than estimated.

•   Lower future decontamination and decommissioning (“D&D”) cost estimates as a result of applying new technologies to achieve efficiencies in processing and disposal costs that resulted in a reduction in costs of $1.1 million in 2005.

•   Recovery of Commercial Processing revenue in 2005 of $1.1 million relating to work performed on waste processed in 2004 as a result of reconciling preliminary estimates of waste composition to actual waste processed.

•   Legal costs incurred in 2005 relating to the Avantech lawsuit of $3.5 million.

•   Losses incurred on four Federal Services contracts of $4.6 million due to out of scope and project closeout costs incurred while awaiting resolution of requests for equitable adjustments to offset a portion of these costs.

We provide services to commercial and government customers in the United States that ensures safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. Our revenues are derived almost equally from government and commercial customers. More detailed information on our segments are available in Item 1 of this annual report.

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

Critical Accounting Policies

Management’s discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with the U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to completion of long-term contracts, the cost to decontaminate and decommission (“D&D”) facilities and equipment, the recoverability of long-lived assets, including goodwill, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates.

Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex, or subjective judgments. Our most critical accounting policies, which relate to revenue recognition, D&D liabilities, and recoverability of long-lived assets including goodwill, are discussed below.

Revenue Recognition

Federal and Commercial Contracts for Services

We have contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work. Contract acquisition costs are expensed as incurred.

Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. The following describes our policies for these contract types:

•   Time-and-materials contracts-We are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and the rates that are applied based on contractual terms.

•   Cost-plus award or incentive fee contracts-We are reimbursed for allowable costs in accordance with Federal Acquisitions Regulations (“FAR”) or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or FAR, we may not be able to obtain reimbursement for all such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety. If any of these provisions are not satisfied in accordance with management’s estimates, we could have a reduction in expected revenues. Monthly assessments are made to measure our compliance with established contract provisions. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured. Included in the incentive fees recognized is an incentive fee on a Federal government subcontract for the Fernald Closure Project that is not billable until the project is complete, which is currently estimated to be in the second half of 2006.

•   Firm-fixed-price and fixed-unit-rate contracts-We receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized under the proportional performance method using proportional output measures, where estimable, or based on other measures such as the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

Revisions in revenues, costs, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. Although we have a history of making reasonably dependable estimates of the extent of progress towards completion of contract revenue and of contract completion costs on our long-term engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Retainage represents amounts recognized as revenue that have been retained by the customer until certain conditions are met in accordance with contract provisions.

Change Orders and Requests for Equitable Adjustment (“REAs”)

We record contract claims and pending change orders, including REAs, when revenue is probable, which generally is when accepted in writing by the customer. The cost to perform the work related to these claims and pending change orders, including REAs, is included in the financial statements in the period that they are incurred and are included in our estimates of contract profitability.

Subcontractors have requested contract change orders related to scope changes requested by our customers where we have made corresponding claims to the customers. Based on agreement with our customers and the provisions of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. These amounts, including subcontractor costs and our corresponding revenue, have not been included in the results of our operations and are generally recognized when accepted in writing by the customer.

Provision for Estimated Losses

Provision for estimated losses on individual contracts are recognized in the period in which the losses are identified and include all estimated direct costs to complete the contract (excludes future general and administrative costs expected to be allocated to the contract). Monthly assessments are made to measure our estimates and changes are made based on the latest information available.

Commercial Waste Processing

The commercial waste processing operations have contracts with commercial companies and governmental agencies. These contracts are primarily fixed-unit-price and usually require us to ship the processed waste for burial on behalf of the customer. Revenue is recognized as units of waste are processed based on the unit prices provided in the contracts. Our fixed unit price contracts provide for additional customer billings if the characterization or volume of waste received is different from contract specifications or for certain increases in burial and transportation costs. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the provisions of the contract. When these variances are identified, rates are adjusted to the correct weight or classification and revenue is adjusted in the period that the variance is identified.

Disposal

Revenues from the operation of a low-level radioactive waste disposal facility in Barnwell, South Carolina (“Barnwell Disposal Facility”) are recognized in accordance with the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (the “Atlantic Waste Compact Act”). Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the Barnwell Disposal Facility that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the Barnwell Disposal Facility are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation plus an operating margin of 14% on these costs. Our results from July 1, 2000 forward are based on the economic regulations imposed by the Atlantic Waste Compact Act. Allowable costs are subject to audit annually by the Office of Regulatory Staff (“ORS”) of the State of South Carolina to ensure compliance with the Atlantic Waste Compact Act. Recommended audit adjustments to allowable costs are thoroughly reviewed by management and resolved with ORS. Adjustments to revenues have historically been minor and are made in the period that management deems them probable and reasonably estimable.

D&D Liabilities

We have responsibility related to the cost to D&D the facilities and equipment in Tennessee and South Carolina and the equipment used at customer sites in the Commercial Services segment. Such costs will generally be paid upon closure of such facilities or disposal of such equipment.

Similarly, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act, we will be obligated for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and the buildings and equipment located at the Barnwell site. We have recorded accruals related to these D&D liabilities.

On January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 requires us to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the asset. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

In March 2005, Financial Accounting Standard Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations-An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The Company has concluded that FIN 47 did not have a material effect on our consolidated financial position, results of operations, or cash flows for the year ended December 31, 2005.

We are obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (“Atlantic Waste Compact Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation. We recognized our Barnwell closure obligation, which is effectively limited to the amount in the trust fund, for an amount equal to the balance in the trust fund.

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

Recoverability of Long-Lived Assets, Including Goodwill

As of December 31, 2005, we had $72.1 million of goodwill and $2.7 million of intangible assets with estimable useful lives on our consolidated balance sheet. We do not have any other intangible assets with indefinite useful lives.

Goodwill is not amortized, but rather is tested annually for impairment, or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. We tested our goodwill at the end of the first quarter of 2005, 2004, and 2003 in accordance with the standard and concluded that no impairment charge was required.

Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate the carrying value of such assets may not be recoverable. During 2005, patents with a net book value of $61 thousand were considered to be impaired.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount of excess carrying value over fair value. During 2005, 2004, and 2003, we concluded that no impairment charge was required.

Results of Operations

Year to Date 2005 Compared to Year to Date 2004.

   The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2005 and 2004.

(in thousands of dollars)			Increase (decrease)
	2005	2004	Dollar	Percent
Revenues:
Federal Services	$115,607	$115,565	$42	0.0%
Commercial Services	79,557	84,942	(5,385)	-6.3%
Commercial Processing and Disposal	86,048	85,706	342	0.4%
Total revenues	281,212	286,213	(5,001)	-1.7%
Cost of revenues:
Federal Services	87,102	85,496	1,606	1.9%
Commercial Services	59,318	60,349	(1,031)	-1.7%
Commercial Processing and Disposal	64,879	65,470	(591)	-0.9%
Total cost of revenues	211,299	211,315	(16)	0.0%
Gross profit:
Federal Services	28,505	30,069	(1,564)	-5.2%
Percent of revenues	24.7%	26.0%
Commercial Services	20,239	24,593	(4,354)	-17.7%
Percent of revenues	25.4%	29.0%
Commercial Processing and Disposal	21,169	20,236	933	4.6%
Percent of revenues	24.6%	23.6%
Total gross profit	69,913	74,898	(4,985)	-6.7%
Percent of revenues	24.9%	26.2%
SG&A:
Federal Services	13,922	13,658	264	1.9%
Commercial Services	10,247	10,242	5	0.0%
Commercial Processing and Disposal	10,347	10,406	(59)	-0.6%
Total SG&A	34,516	34,306	210	0.6%
Percent of revenues	12.3%	12.0%
Income from operations:
Federal Services	14,583	16,411	(1,828)	-11.1%
Percent of revenues	12.6%	14.2%
Commercial Services	9,992	14,351	(4,359)	-30.4%
Percent of revenues	12.6%	16.9%
Commercial Processing and Disposal	10,822	9,830	992	10.1%
Percent of revenues	12.6%	11.5%
Total income from operations	35,397	40,592	(5,195)	-12.8%
Percent of Sales	12.6%	14.2%
Interest expense	(6,539)	(6,970)	(431)
Other income, net	31	398	(367)
Income taxes	10,651	13,098	(2,447)
Equity in income of joint ventures	185	124	61
Net income	$18,423	$21,046	$(2,623)

Revenues

Revenues decreased by $5.0 million in 2005 compared to 2004. The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• A decrease in revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract in July 2005, offset by $1.2 million in requests for equitable adjustments received in 2005.	$(4.5)
• A decrease in work performed on the Hanford RPP-WTP projects due to a reduction in work scope in 2005 compared to 2004.	(2.3)
• A decrease in revenues relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee primarily due to a reduction in the scope of work performed under this contract as a result of notification received from the customer in the third quarter of 2005. The operation portion of the project has been renegotiated in the fourth quarter of 2005. The operation portion of the contract has been extended for a two-year period.	(2.0)
• A decrease in revenues relating to subcontract work performed for the Uranium Disposition Services, LLC (“UDS, LLC”) joint venture primarily due to the planned transition from a subcontractor status as a result of the transfer of employees to the joint venture during the third quarter of 2005. A significant portion of our revenues and expenses related to this contract has been replaced by joint venture income.	(1.5)
• Revenues in 2004 relating to work performed to sort low-level legacy waste for a DOE prime contractor that was completed in 2004.	(1.2)
• An increase in waste disposition volume for a disposal cell at the Hanford Site in 2005 compared to 2004.	3.9
• An increase in revenues relating to the Fernald Closure Project in 2005 compared to 2004 primarily relating to an increase in the incentive fee revenues recognized as a result of the effect of a revised estimate to complete the project earlier than previously scheduled based on progress to date, with the project completion date currently estimated to be December 2006.	3.5
• The recovery of incentive fees in 2005 relating to incentive fees reserved in 2004 due to uncontrollable prime contractor safety and performance shortfalls on the Project Hanford Management Contract. The recovery related to the timing of several milestones that were achieved. The increase was also attributable to incentive fees earned on a major milestone completed in December 2005.	2.0
• An increase in revenue on a Federal government subcontract at the Savannah River Site in 2005 compared to 2004 due to the project commencing in late 2004.	1.8
Commercial Services:
• A decrease in revenues due to a large transportation logistics contract that was performed and completed in 2004.	(7.6)
• A decrease in revenues relating to D&Dproject work primarily due to the following:
• the favorable revenue effect of the termination for convenience of a D&D contract during 2004;	(4.8)

• a decrease in revenues relating to emergency response work performed and completed in 2004; and	$(2.6)
• a high volume D&D project of a commercial nuclear power reactor and the recognition of a portion of a risk pool associated with this contract during 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects.	(2.2)
• A decrease in revenues relating to the fabrication of liners for transportation containers and engineered equipment in 2005 compared to 2004.	(1.0)
• Partially offsetting were increases in revenues relating to the following:
• an increase in revenues from our transportation operation relating to an increase in volume of activity in 2005 compared to 2004, primarily related to the transportation of D&D waste material and an increase in revenues from fuel surcharges due to higher fuel costs incurred;	4.6
• a net increase in D&D volume of work performed in 2005 compared to 2004 at nuclear power reactors;	3.5
• transportation logistics contracts that were completed in 2005 and three transportation logistics contracts that commenced during 2005;	3.0
• an increase in liquid waste processing services provided at several nuclear power reactors in 2005 compared to 2004; and	1.6
• an increase in revenues relating to work performed as part of several projects in the Federal Services segment.	1.0
Commercial Processing and Disposal:
• An increase in revenues relating to the fixed based processing facility in 2005 compared to 2004 due to the following:
• an increase in activity relating to waste received from customers that does not require processing and can be directly sent for burial, from transportation, and from container rentals;
• an increase in processing of specialty waste, primarily for the DOE; and
• partially offset by lower revenues from the processing of lower priced but higher volume waste for a commercial utility in 2005.	1.9
• A decrease in revenues from the Barnwell low-level radioactive waste disposal site due to a lower volume of waste buried in 2005 compared to 2004 as well as a decrease in decommissioning activities (capping of disposal trenches) at the Barnwell low-level radioactive waste disposal site in 2005 compared to 2004. Offsetting was an increase in revenues in 2005 compared to 2004 due to the successful resolution of the reimbursement of operating costs as a result of the annual audit by the State of South Carolina.	(0.9)
• A decrease in revenues from the Duratek Consolidation & Services Facility due to a decrease in volume of work performed in 2005 compared to 2004.	(0.7)
$(4.5)

Gross Profit

Gross profit decreased by $5.0 million in 2005 compared to 2004. The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:
• A decrease in gross profit relating to work performed at the DOE’s Idaho site primarily due to costs incurred for delays and costs incurred for disputed scope, including characterization of waste. These additional costs have required an increase to the estimate at completion, which resulted in the recognition of a projected contract loss. We are seeking contract adjustments for a portion of the additional costs incurred.	$(2.6)

• A decrease in gross profit relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee primarily due to a reduction in work scope in the third quarter of 2005. The reduction in work scope resulted in unresolved contract adjustments and cost escalations. We are seeking contract adjustments to offset a portion of the cost escalations. The decrease in gross profit is also attributable to higher labor expense incurred in 2005 compared to 2004 and lower margin on the Operations portion of the project, which has been renegotiated in the fourth quarter of 2005. The contract has been extended for a two-year period.

(2.6)
• A decrease in gross profit on the Hanford RPP-WTP projects due to reduced work scope.	(1.4)
• A decrease relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract in July 2005, offset by the receipt of a request for equitable adjustment in 2005, which resulted in a $0.6 million gross profit increase after subcontractor reimbursement.	(1.2)
• Lower margin work performed relating to the Engineering Design and Technical Research services in 2005 compared to 2004.	(1.0)
• A decrease in gross profit relating to the EMWMF project in 2005 compared to 2004 primarily due to the approval of requests for equitable adjustments totaling $1.2 million during 2004. Offsetting were increases in gross profit in 2005 compared to 2004 due to the reduction in estimated project completion costs, resulting in a revision of the estimate at completion.	(1.0)
• Partially offsetting were increases in gross profit relating to the following:
• an increase in gross profit relating to the Fernald Closure Project in 2005 compared to 2004 primarily due to the incentive fee earned on the Fernald Closure Project during 2005 and due to higher costs incurred in 2004 compared to 2005 at zero margin on our cost recovery contract.	4.6
• an increase in gross profit relating to incentive fees received in 2005 relating to the Project Hanford Management Contract due to the timing of several milestones that were achieved during 2005. In addition, in 2005, there was a recovery of expenses incurred in prior fiscal years on a legal issue and lower non-reimbursable expenses incurred in 2004 compared to 2005.	2.8
Commercial Services:
• A decrease in gross profit relating to D&D projects primarily relating to:

• revenue earned from a D&D contract that was terminated for convenience and resulted in a favorable settlement in 2004; and	$(3.3)
• a high volume D&D project at a commercial nuclear power reactor and the recognition of a portion of a risk pool association with this contract in 2004. This risk pool represents funds set aside by the customer as incentive to its contractors for successful project performance with regards to its fixed-price projects;	(1.3)
• A decrease in gross profit due to a large transportation logistics contract that was performed and completed in 2004.	(2.6)
• Partially offsetting was an increase in gross profit relating to the following:
• a net increase in D&D volume of work performed at nuclear power reactors in 2005 compared to 2004;	2.2
• an increase in volume of activity in our transportation operation in 2005 compared to 2004;	1.9
Commercial Processing and Disposal:
• An increase in gross profit from the fixed-based processing facility in Tennessee primarily due to the lowering of the facility decommissioning estimate, partially offset by a refund received in 2004 of sales and use tax from the State of Tennessee and lower margin waste processing revenues in 2005 compared to 2004.	0.6
• An increase in gross profit from the Barnwell low-level radioactive disposal site due to the successful resolution regarding the reimbursement of operating costs as a result of a favorable result from the annual audit by the State of South Carolina.	0.6
$(4.3)

Income from Operations

Income from operations decreased by $5.2 million in 2005 compared to 2004 due to lower gross profit and slightly higher SG&A. The decrease is primarily attributable to the following:

Federal Services:

Income from operations decreased by $1.8 million in 2005 compared to 2004 due to lower gross profit and slightly higher SG&A expense. The allocation of corporate SG&A expense increased by $0.5 million in 2005 compared to 2004 due to an increase in corporate SG&A expense. SG&A expense incurred by this segment decreased by $0.3 million in 2005 compared to 2004 primarily due to lower business development expense, professional fees, and facilities related expense, partially offset by higher salary and related expense.

Commercial Services:

Income from operations decreased by $4.4 million in 2005 compared to 2004 due to a decrease in gross profit. The allocation of corporate SG&A expense increased by $0.5 million in 2005 compared to 2004 primarily due to an increase in corporate SG&A. SG&A expense incurred by this segment decreased by $0.5 million primarily due business development expense, partially offset by higher salary and related expense.

Commercial Processing and Disposal:

Income from operations increased by $1.0 million in 2005 compared to 2004 primarily due to higher gross profit. The allocation of corporate SG&A expense increased by $0.2 million in 2005 compared to 2004 due to the an increase in corporate SG&A expense, partially offset by a decrease in the pro-rata share of direct expenses incurred. SG&A expense incurred by this segment decreased by $0.2 million primarily due to professional fees.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $1.2 million in 2005 compared to 2004 primarily due to higher legal fees relating to the AVANTech, Inc. litigation, professional fees, a resolution of subcontractor expense with our customer, system support expense, operational tax expense, and a recovery of accounts receivable previously considered uncollectible in the third quarter of 2004, partially offset by lower salary and related expense, business development expense, and directors’ fees.

Interest expense decreased $0.4 million in 2005 compared to 2004 primarily as a result of lower outstanding borrowings under the credit facility, partially offset by higher interest rates during 2005.

Income taxes decreased $2.4 million in 2005 compared to 2004 primarily due to lower pre-tax income and a decrease in the effective tax rate. Our effective tax rate for 2005 is 36.9% compared to 38.5% for 2004. The decrease in the effective tax rate is primarily attributable to a reduction in our tax contingency reserve and deferred tax asset and liabilities true-ups relating to actual amounts reflected in the Federal income tax return, partially offset by higher state income tax expense. The effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes.

Year to Date 2004 Compared to Year to Date 2003.

The table below sets forth certain consolidated statement of operations information for the years ended December 31, 2004 and 2003.

			Increase (decrease)
	2004	2003	Dollar	Percent
	(in thousands of dollars)
Revenues:
Federal Services	$115,565	$125,224	$(9,659)	-7.7%
Commercial Services	84,942	78,349	6,593	8.4%
Commercial Processing and Disposal	85,706	82,328	3,378	4.1%
Total revenues	286,213	285,901	312	0.1%
Cost of revenues:
Federal Services	85,496	99,233	(13,737)	-13.8%
Commercial Services	60,349	53,854	6,495	12.1%
Commercial Processing and Disposal	65,470	64,406	1,064	1.7%
Total cost of revenues	211,315	217,493	(6,178)	-2.8%
Gross profit:
Federal Services	30,069	25,991	4,078	15.7%
Percent of revenues	26.0%	20.8%
Commercial Services	24,593	24,495	98	0.4%
Percent of revenues	29.0%	31.3%
Commercial Processing and Disposal	20,236	17,922	2,314	12.9%
Percent of revenues	23.6%	21.8%
Total gross profit	74,898	68,408	6,490	9.5%
Percent of revenues	26.2%	23.9%
SG&A:
Federal Services	13,658	14,144	(486)	-3.4%
Commercial Services	10,242	9,743	499	5.1%
Commercial Processing and Disposal	10,406	9,575	831	8.7%
Total SG&A	34,306	33,462	844	2.5%
Percent of revenues	12.0%	11.7%
Income from operations:
Federal Services	16,411	11,847	4,564	38.5%
Percent of revenues	14.2%	9.5%
Commercial Services	14,351	14,752	(401)	-2.7%
Percent of revenues	16.9%	18.8%
Commercial Processing and Disposal	9,830	8,347	1,483	17.8%
Percent of revenues	11.5%	10.1%
Total income from operations	40,592	34,946	5,646	16.2%
Percent of Sales	14.2%	12.2%
Interest expense	(6,970)	(6,903)	67
Other income, net	398	76	322
Income taxes	13,098	11,671	1,427
Equity in income of joint ventures	124	202	(78)
Income before cumulative effect of a change in accounting principle	21,046	16,650	4,396
Cumulative effect of a change in accounting principle, net of taxes	—	(2,414)	2,414
Preferred stock repurchase premium, dividends and charges for accretion	(63)	(36,154)	36,091
Net income attributable to common stockholders	$20,983	$(21,918)	$42,901

Revenues

Revenues increased by $0.3 million in 2004 compared to 2003. The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• A net increase in work scope on existing contracts relating to the following:	$6.0
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

3.5
• An increase in incremental work awarded in 2004 relating to the technology and engineering expertise operation.	1.6
• Incremental revenues from the Project Hanford Management Contract.	1.0
• Incentive fees received during 2004 for meeting milestones on two Federal government subcontracts.	0.8
• Partially offsetting were decreases in revenues relating to the following:
• the Hanford RPP-WTP projects due to a decrease in contract costs incurred as a result of the engineering and technology development phase of the project winding down, offset by an increase in revenues relating to the approval of an indirect cost rate adjustment by the Defense Contract Auditing Agency;	(13.8)

• the favorable impact from the Fernald Closure Project primarily relating to the effect of a revised estimate to increase our portion of the project team’s incentive fee that was recognized in the third quarter of 2003 based upon correspondence with the project’s prime contractor, our analysis, and the prime contractor’s discussions and correspondence with the customer. This incentive fee is being accrued based upon the project completion target date utilized by the prime contractor. In addition, there was a decrease in revenues during 2004 compared to 2003 due to a reduction in volume of work for which we were responsible. Partially offsetting was an increase in revenues in 2004 relating to an increase in the total estimated incentive fee due to a reduction in total estimated project costs, which was based upon correspondence from the prime contractor and our analysis;

(3.8)
• an environmental consulting services contract in 2003 that did not recur in 2004;	(2.2)

• a higher number of change orders issued in 2003 for work performed to process liquid and gas waste at the Oak Ridge Reservation in Tennessee;	$(1.5)
• a decrease relating to work performed to clean up and close an environmental technology site in Colorado; and	(1.2)
• a decrease primarily relating to a nuclear facility decommission contract.	(0.8)
Commercial Services:
• Incremental revenues relating to D&D projects of commercial nuclear power reactors and revenues earned from a D&D contract that was terminated for convenience and resulted in a favorable settlement.	4.2
• A new contract and incremental transportation logistics revenues in 2004, offset by the completion of a large transportation logistics contract in 2003.	4.0
• Transportation services operation primarily due to an increase in volume of activity during 2004 as compared to 2003.	2.7
• Emergency response work performed during 2004.	2.7
• Revenues earned from a D&D contract that was terminated for convenience and resulted in a favorable settlement.	1.5
• Partially offsetting were decreases in revenues relating to the following:
• a D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded;	(4.6)
• a decrease in revenues of $2.2 million relating to an environmental consulting services contract; and	(2.2)
• a decrease in revenues from the liquid waste procession operation.	(1.3)
Commercial Processing and Disposal:
• Our fixed-based processing facility in Tennessee had higher revenues relating to the processing of waste on a low-level legacy waste project, contract close out adjustments relating to the characterization of waste, coordinated waste processing projects as part of projects in the Federal Services and Commercial Services segments, resin waste, and recycling of material for the United States Navy, partially offset by decreases relating to a change in the processed waste mix, primarily due to the processing of lower priced waste.	2.4
• An increase in revenues from the Barnwell low-level radioactive waste disposal site.	1.3
$0.3

Gross Profit

Gross profit increased by $6.5 million in 2004 compared to 2003. The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
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

$7.1
• The renegotiation of performance based incentives on the Project Hanford Management Contract and incremental milestones achieved during 2004.	1.8
• Increases in work scope and incremental work on an existing contract.	1.8
• An increase in incentive fees recognized during 2004.	0.8
• Partially offsetting were decreases in gross profit relating to the following:
• the Hanford RPP-WTP projects;	(1.7)
• the completion of work performed to clean up and close an environmental technology site in Colorado in 2003 and a $0.2 million reduction in gross profit in 2004 relating to a negotiated contract closeout adjustment;	(1.5)
• the Fernald Closure Project due to a decrease in revenues;	(1.3)
• a site wide stop work mandate on a nuclear facility decommission contract issued by the DOE relating to safety issues at the facility; and	(1.3)
• work performed at the Los Alamos National Laboratory.	(0.9)
Commercial Services:
• D&D work which had higher volume in 2004.	2.7
• A contract that was terminated for convenience and resulted in a favorable settlement.	1.5
• An increase from the transportation services operation.	0.9
• Emergency response work performed during 2004.	0.5
• The reduction in warranty liabilities on transportation containers due to favorable warranty claims experience.	0.4
• Partially offsetting were decreases in gross profit relating to the following:
• a D&D project that had a high volume of activity in 2003, offset by requests for equitable adjustments that were awarded;	(3.1)
• the completion of a large transportation logistics contract in 2003, offset by a new transportation logistics contract and incremental transportation logistics revenues in 2004;	(1.5)

• an environmental consulting services contract; and	$(1.0)
• the liquid waste processing operation.	(0.9)
Commercial Processing and Disposal:
• The Barnwell Low-Level Radioactive Waste Disposal Facility relating to decommissioning activity, partially offset by a decrease in gross profit relating to disposal work performed on a transportation logistics contract during 2003.	1.1
• An increase in revenues from the fixed-based processing facility in Tennessee and a refund of sales and use tax from the State of Tennessee relating to prior years, which were partially offset by higher burial, transportation, and labor expenses. Burial expense was higher primarily due to an increase in the burial rate.	0.7
$6.1

Income from Operations

Income from operations increased by $5.6 million in 2004 compared to 2003 due to higher gross profit and slightly higher SG&A. The increase is primarily attributable to the following:

Federal Services:

Income from operations increased by $4.6 million in 2004 compared to 2003 due to higher gross profit and a decrease in SG&A expense. SG&A expense incurred by this segment decreased by $0.8 million primarily due to lower professional services fees, facility related expenses, information system support expense, and the recovery of accounts receivable previously considered uncollectible, partially offset by higher business development expense resulting from a larger than normal number of bid opportunities in 2004 and higher salary and related expenses. The allocation of corporate SG&A expense increased by $0.3 million in 2004 from 2003.

Commercial Services:

Income from operations decreased by $0.4 million in 2004 compared to 2003 due to higher SG&A expense. The allocation of corporate SG&A expense was higher by $0.4 million over prior year period primarily due to an increase in SG&A expense incurred by corporate, offset by slightly lower SG&A expense incurred by this segment.

Commercial Processing and Disposal:

Income from operations increased by $1.5 million in 2004 compared to 2003 primarily due to higher gross profit, offset by higher SG&A expense. The allocation of corporate SG&A expense was higher by $0.8 million over the comparative prior year period due to an increase in the pro-rata share of direct expenses incurred and slightly higher SG&A expense incurred by this segment.

Corporate SG&A Expense and Other Non-Operating Items:

Corporate SG&A expense increased by $1.5 million in 2004 compared to 2003 primarily due to business development expense, professional fees, salary related expense, and directors’ fees, partially offset by a reduction in support systems cost.

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

Liquidity and Capital Resources

Fiscal Year 2005:

We generated $14.7 million in cash flow from operating activities during 2005. Significant components are attributable to the following:

•   Net income and adjustments to reconcile net income to net cash provided by operating activities and a decrease in retainage primarily due to amounts that we were able to bill and collect in 2005 based on contract terms.

•   Partially offsetting were the following:

•    An increase in costs and estimated earning in excess of billings on uncompleted contracts primarily relating to:

•   The timing of the receipt of an incentive fee on a Federal government subcontract on the Fernald Closure Project. This project is a cost-plus incentive fee contract that includes schedule and cost driven performance incentives over an estimated seven-year period. A large portion of the incentive fee is not billable until the project is complete, which is currently projected to be December 2006. We recognize this incentive fee based on the estimated target completion date utilized by the prime contractor and believe that collection of these amounts is reasonably assured. Based on communications with the prime contractor during the second quarter of 2005, the estimated completion date was revised from April 2007 to December 2006. As of December 31, 2005, we had unbilled amounts that will not be collected within the next 12 months of $19.9 million related to the difference between costs incurred and fee earned on the project as compared to the agreed upon billing schedule. The risks associated with this contract relate to the timely receipt by our customer of their funding and the estimated completion target date, which is the basis for the recognition of the incentive fee.

•   A net decrease in costs and estimated earnings in excess of billings on uncompleted contracts primarily relating to the billing of several Commercial Services and Federal Services projects in 2005 relating to 2004 costs and estimated earnings in excess of billings on uncompleted contracts, partially offset by the billing of several Federal Services projects that are milestone based.

•   A decrease in accounts payable and accrued expenses and other current liabilities primarily due to a significant decrease in accounts payable from December 31, 2004 and a decrease in accrued salary and related expenses.

•   An increase in accounts receivable primarily due to billings exceeding cash receipts during 2005.

We used $4.7 million in cash for investing activities during 2005 primarily for the purchase of property, plant and equipment.

We used $14.8 million in cash from financing activities during 2005 primarily relating to the repayment of $15.6 million of long-term debt, partially offset by proceeds of $1.6 million from the issuance of Common Stock from the exercise of employee stock options. During 2005, we borrowed and repaid $1.8 million under our revolving line of credit.

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

Bank Credit Facility

In December 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction (note 11), we entered into a new bank credit facility. This bank credit facility consists of a $30.0 million revolving line of credit, which includes a $15.0 million sub limit for the issuance of standby letters of credit, and a six-year $115.0 million term loan. Proceeds of the term loan were used to repay $53.9 million of existing term debt and accrued interest under our prior credit facility and to repurchase 151 shares of the Cumulative Convertible Redeemable Preferred Stock for $49.3 million in cash plus accrued and unpaid dividends of $2.5 million, net of transaction costs and related expenses. Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. Effective February 23, 2005, the bank credit facility was amended to lower the applicable margin on borrowings under the bank credit facility. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The term loan must be prepaid to the extent of any excess cash flows, as defined. The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions. As of December 31, 2005, we were in compliance with the provisions of the bank credit facility, including all financial covenant requirements. The bank credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries.

As of December 31, 2005, there were no borrowings outstanding under the revolving line of credit, $8.2 million in outstanding letters of credit, and a $69.4 million six-year term loan bearing interest at LIBOR plus 3.25% (6.58%). As of December 31, 2005, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $8.2 million in outstanding letters of credit, for a net borrowing availability of $21.8 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2005, we had outstanding assurance instruments of $16.9 million, consisting of $8.2 million in letters of credit and $8.7 million in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit agreement up to $15.0 million as a sublimit to the $30.0 million revolving line of credit. In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility. Effective July 22, 2005, the credit facility was amended to increase the ability to obtain supplemental letters of credit from $10.0 million to $20.0 million. The bank credit agreement limits the amount of outstanding surety bonds to $35.0 million.

The following table summarizes our contractual cash obligations as of December 31, 2005 (in 000’s):

	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years	Total
Long-term debt(A)	$708	$1,416	$67,232	$—	$69,356
Capital leases(B)	621	714	—	—	1,335
Operating leases(B)	2,960	4,101	1,541	8,637	17,239
Liability to the State of South Carolina(C)	—	—	—	—	—
Purchase obligations(D)	—	—	—	—	—

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

(D)          We generally do not make unconditional, noncancellable purchase commitments. We enter into purchase orders that have a duration of less than one year in the normal course of business. Certain members of our senior management are subject to employment agreements with one-year automatic extensions unless terminated with proper notice before the end date. As of December 31, 2005, there were no contractual obligations associated with these employment agreements.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions. We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue in 2006.

We believe that cash flows from operations, cash resources at December 31, 2005 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months. Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

The Merger Agreement imposes certain restrictions on us while the Merger is pending, including, among others, restrictions on the payment of dividends and the issuance of additional debt obligations.

Off-Balance Sheet Arrangements

We have routine operating leases and two investments in joint ventures at December 31, 2005. The two joint ventures are UDS, LLC and Isotek Systems, LLC.

Joint Venture Financing

On June 29, 2005, we entered into an agreement with UDS, LLC, one of our joint ventures, to loan up to $1.6 million to UDS, LLC for working capital requirements. The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%. Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan. As of December 31, 2005, there were outstanding borrowings to UDS, LLC of $0.6 million. We own 26 percent of UDS, LLC and share proportionally in its profits and losses. The other partners and their proportionate shares include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

Disclosure of Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), Share-Based Payment, which replaces SFAS No. 123, supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of expense in our consolidated statements of income.

We are required to adopt SFAS No. 123R beginning in our first quarter of fiscal year 2006. SFAS No. 123R permits the adoption using one of two methods:

A “modified prospective” method in which compensation cost is recognized based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits the restatement, based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123R using the modified prospective method.

The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition, and thus our financial results will be negatively affected by the adoption of this standard beginning next year, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share per above. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required under accounting principles generally accepted in the United States of America. This requirement will reduce net operating cash flows and increase net financing cash flows upon adoptions of SFAS No. 123R. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of cash flows recognized in prior periods for such excess tax deductions were $1.5 million in 2005, $2.6 million in 2004, and $0.2 million in 2003.

Item 7A.                Quantitative and Qualitative Disclosure about Market Risk

Our major market risk relates to changing interest rates. At December 31, 2005, we have floating rate long-term debt of $69.4 million, of which the current portion is $0.7 million. We entered into an interest rate swap agreement effective on July 22, 2003 partially to mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. This interest rate swap agreement is not designated as a hedge. The contract’s aggregate notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility. At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans, at which date the contract’s notional amount was $50.7 million. The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006. The contract’s notional amount is $8.7 million at December 31, 2005. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract at December 31, 2005 is approximately $0.1 million.

This derivative financial instrument helps us manage our exposure to movements in interest rates by converting our variable-rate debt to fixed-rate debt. This contract locks in a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies that restrict the usage of derivatives to non-trading purposes. In addition, we do not have any material foreign currency or commodity risk.

We had $1.8 million in outstanding borrowings under the revolving credit portion of the credit facility as of September 30, 2005. These outstanding borrowings were repaid in October 2005.

A hypothetical interest rate change of 1% on our bank credit facility would have changed interest expense for the year ended December 31, 2005 by approximately $0.9 million and the interest rate swap agreement would have changed interest expense by $0.2 million in the opposite direction. In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have changed the fair value of the interest swap at December 31, 2005 by approximately $30 thousand. Additionally, changes in market interest rates would impact the fair value of our long-term obligations. The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of December 31, 2005, as the facility bears interest rates that approximate the market.

Item 8.                        Financial Statements and Supplementary Data

DURATEK, INC. AND SUBSIDIARIES

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm

Board of Directors and Shareholders of Duratek, Inc.:

We have audited the accompanying consolidated balance sheet of Duratek, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the 2005 financial statement schedule listed in the accompanying index in Item 15(a)(2). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Duratek, Inc. and subsidiaries at December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2005 financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Duratek, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006

Report of KPMG LLP,
Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Duratek, Inc.:

We have audited the accompanying consolidated balance sheets of Duratek, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed under item 15(a)(2) for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duratek, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the Company adopted Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the internal control over financial reporting of Duratek, Inc. as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2005, not included herein, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 8, 2005

DURATEK, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
December 31, 2005 and 2004
(in thousands of dollars, except share amounts)

	2005	2004
Assets
Current assets:
Cash and cash equivalents	$18,440	$23,296
Accounts receivable, net of allowance for doubtful accounts of $18 in 2005 and $158 in 2004	36,247	30,997
Cost and estimated earnings in excess of billings on uncompleted contracts	14,417	16,715
Prepaid expenses and other current assets	5,694	13,708
Total current assets	74,798	84,716
Retainage	1,039	1,257
Property, plant and equipment, net	61,802	66,151
Goodwill	72,129	72,129
Other intangible assets	2,708	3,747
Decontamination and decommissioning trust fund	19,295	19,050
Other assets	32,143	21,487
Total assets	$263,914	$268,537
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$708	$858
Accounts payable	11,894	15,643
Due to the State of South Carolina	6,911	6,073
Accrued expenses and other current liabilities	21,783	24,646
Unearned revenues	13,359	14,694
Waste processing and disposal liabilities	4,300	6,980
Total current liabilities	58,955	68,894
Long-term debt, less current portion	68,648	84,142
Facility and equipment decontamination and decommissioning liabilities	38,927	40,419
Other noncurrent liabilities	7,525	6,756
Total liabilities	174,055	200,211
Commitments and contingencies
Stockholders’ equity:
Preferred stock—$0.01 par value; authorized 4,740,000 shares; none issued	—	—
Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock—$0.01 par value; authorized 35,000,000 shares; issued 16,470,624 shares in 2005 and 16,236,781 shares in 2004	165	162
Capital in excess of par value	89,891	86,784
Deferred compensation employee stock trust	1,323	1,323
Retained earnings (accumulated deficit)	9,380	(9,043)
Treasury stock at cost, 1,771,306 shares in 2005 and 2004	(10,900)	(10,900)
Total stockholders’ equity	89,859	68,326
Total liabilities and stockholders’ equity	$263,914	$268,537

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years ended December 31, 2005, 2004, and 2003
(in thousands of dollars, except per share amounts)

	2005	2004	2003
Revenues	$281,212	$286,213	$285,901
Cost of revenues	211,299	211,315	217,493
Gross profit	69,913	74,898	68,408
Selling, general and administrative expenses	34,516	34,306	33,462
Income from operations	35,397	40,592	34,946
Interest expense	(6,539)	(6,970)	(6,903)
Other income, net	31	398	76
Income before income taxes, equity in income of joint ventures, and cumulative effect of a change in accounting principle	28,889	34,020	28,119
Income taxes	10,651	13,098	11,671
Income before equity in income of joint ventures and cumulative effect of a change in accounting principle	18,238	20,922	16,448
Equity in income of joint ventures	185	124	202
Income before cumulative effect of a change in accounting principle	18,423	21,046	16,650
Cumulative effect of a change in accounting principle, net of taxes	—	—	(2,414)
Net income	18,423	21,046	14,236
Preferred stock repurchase premium, dividends and charges for accretion	—	(63)	(36,154)
Net income (loss) attributable to common stockholders	$18,423	$20,983	$(21,918)
Income (loss) per share:
Basic:
Before cumulative effect of a change in accounting principle	$1.25	$1.48	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.18)
	$1.25	$1.48	$(1.62)
Diluted:
Before cumulative effect of a change in accounting principle	$1.21	$1.42	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.18)
	$1.21	$1.42	$(1.62)

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
Years ended December 31, 2005, 2004, and 2003
(in thousands of dollars, except share amounts)

	Common stock		Capital in excess of	Deferred compensation employee	Retained earnings (accumulated	Treasury	Deferred stock	Total stockholders’
	Shares	Amount	par value	stock trust	deficit)	stock	compensation	equity
Balance, December 31, 2002	15,142,419	$151	$77,715	$—	$(8,108)	$(9,577)	$(319)	$59,862
Net income	—	—	—	—	14,236	—	—	14,236
Amortization of deferred stock compensation	—	—	—	—	—	—	319	319
Exercise of stock options	78,662	1	419	—	—	—	—	420
Other issuances of common stock	8,019	—	45	—	—	—	—	45
Income tax benefit from exercise of non-qualified stock options	—	—	196	—	—	—	—	196
Treasury stock transactions	—	—	—	—	—	(1,058)	—	(1,058)
Preferred stock repurchase premium, dividend and charges for accretion	—	—	—	—	(36,154)	—	—	(36,154)
Balance, December 31, 2003	15,229,100	152	78,375	—	(30,026)	(10,635)	—	37,866
Net income	—	—	—	—	21,046	—	—	21,046
Exercise of stock options	743,050	7	5,352	—	—	—	—	5,359
Other issuances of common stock	6,634	—	117	—	—	—	—	117
Conversion of restricted stock units	157,930	2	—	1,323	—	—	—	1,325
Income tax benefit from exercise of non-qualified stock options	—	—	2,641	—	—	—	—	2,641
Treasury stock transactions	—	—	—	—	—	(265)	—	(265)
Preferred stock conversion	100,067	1	299	—	—	—	—	300
Preferred stock dividend	—	—	—	—	(63)	—	—	(63)
Balance, December 31, 2004	16,236,781	162	86,784	1,323	(9,043)	(10,900)	—	68,326
Net income	—	—	—	—	18,423	—	—	18,423
Exercise of stock options	233,036	2	1,557	—	—	—	—	1,559
Other issuances of common stock	807	1	97	—	—	—	—	98
Income tax benefit from exercise of non-qualified stock options	—	—	1,453	—	—	—	—	1,453
Balance, December 31, 2005	16,470,624	$165	$89,891	$1,323	$9,380	$(10,900)	$—	$89,859

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2005, 2004, and 2003
(in thousands of dollars)

	2005	2004	2003
Cash flows from operating activities:
Net income	$18,423	$21,046	$14,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,847	10,639	15,279
Deferred income taxes	(239)	(83)	4,445
Cumulative effect of a change in accounting principle, net of taxes	—	—	2,414
Stock compensation expense	98	246	517
Income tax benefit from exercise of non-qualified stock options	1,453	2,641	196
(Recoveries) provision for doubtful accounts	(106)	(558)	46
Equity in (income) loss of joint ventures, net of distributions	(418)	109	(46)
Loss on disposal of assets	301	213	701
Other non-cash changes	(52)	597	(482)
Changes in operating assets and liabilities:
Accounts receivable	(5,144)	7,939	10,151
Costs and estimated earnings in excess of billings on uncompleted contracts	(6,532)	(8,191)	(6,830)
Prepaid expenses and other current assets	2,717	1,486	871
Accounts payable and accrued expenses and other current liabilities	(6,058)	(8,856)	(2,386)
Unearned revenues	(1,335)	(6,716)	4,934
Waste processing and disposal liabilities	(2,680)	(1,021)	(1,935)
Facility and equipment decontamination and decommissioning liabilities	327	956	959
Retainage	5,030	1,781	(1,582)
Other	(980)	(1,701)	(817)
Net cash provided by operating activities	14,652	20,527	40,671
Cash flows from investing activities:
Additions to property, plant and equipment	(4,720)	(6,242)	(4,839)
Other	(29)	(115)	(378)
Net cash used in investing activities	(4,749)	(6,357)	(5,217)
Cash flows from financing activities:
Repayments of long-term debt	(15,644)	(30,975)	(61,149)
Proceeds from long-term debt	—	—	115,000
Proceeds from issuance of common stock	1,559	5,359	420
Repayments of capital lease obligations	(546)	(282)	(388)
Deferred financing costs paid	(128)	(27)	(4,209)
Preferred stock dividends paid	—	(123)	(3,101)
Preferred stock repurchase	—	—	(49,176)
Net cash used in financing activities	(14,759)	(26,048)	(2,603)
Net (decrease) increase in cash and cash equivalents	(4,856)	(11,878)	32,851
Cash and cash equivalents, beginning of year	23,296	35,174	2,323
Cash and cash equivalents, end of year	$18,440	$23,296	$35,174

See accompanying notes to consolidated financial statements.

DURATEK, INC
Notes to Consolidated Financial Statements
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

(1)   Description of Business

Duratek, Inc., together with our wholly owned subsidiaries (“we”, “our”, “Duratek”, or the “company”), provide services to commercial and government customers primarily in the United States that ensure safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our strength lies in our vertical integration of the following:

•   on-site waste management and processing work at customer sites;

•   transportation logistics and engineering services;

•   processing of customer waste at our facilities; and

•   operation of waste disposal facilities.

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

(b)           Accounts Receivable

Accounts receivable are recorded at the invoiced amount and generally do not bear interest. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses from the existing accounts receivable. We determine the allowance based on historical experience, review of specific accounts, and past due balances over 90 days and over a specific amount. Account balances are written off against the allowance after all reasonable means of collection have been exhausted and recovery is considered remote.

(c)            Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts, Unearned Revenues, and Retainage

Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

collected for which revenue has not been recognized. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestones. We have cost and estimated earnings in excess of billings on uncompleted contracts of $34,381 as of December 31, 2005, of which $14,417 is expected to be collected in the next 12 months. As of December 31, 2005, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next twelve months of $19,964 is included in other assets in our consolidated balance sheets. As of December 31, 2004, cost and estimated earnings in excess of billings on uncompleted contracts was $27,849, of which $16,715 was classified as a current asset and $11,134 is included in other assets in our consolidated balance sheets. We have unearned revenue of $13,359 as of December 31, 2005 and $14,694 as of December 31, 2004.

Retainage represents amounts billable but withheld, due to contract provisions, until the contract provisions are satisfied. As of December 31, 2005, we have retainage balances of $1,939, of which $900 is expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2004, we had retainage balances of $6,969, of which $5,712 was included in prepaid expense and other current assets in the consolidated balance sheets.

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

Equipment held under capital leases and leasehold improvements are amortized on the straight-line method over the shorter of the lease term or estimated useful life of the asset. Total depreciation and amortization of property, plant, and equipment is $8,101 for 2005, $8,886 for 2004, and $10,518 for 2003. Maintenance and repairs that do not extend the lives of the assets are expensed as incurred.

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

Assets to be disposed of would be separately presented in our consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.

We reviewed our goodwill as of January 1 of 2005, 2004, and 2003 and concluded that no impairment charge was required.

(f)             Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment annually. Intangible assets with estimable useful lives are amortized over their respective estimated useful lives, and reviewed for impairment whenever events or circumstances indicate that the carrying value of such assets may not be recoverable (note 5).

(g)           Facility and Equipment Decontamination and Decommissioning (“D&D”) Liabilities

Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, (“SFAS 143”), requires us to record the fair value of an asset retirement obligation (“ARO”) as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. We are also required to record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the ARO, the ARO is adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligations.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—An Interpretation of FASB Statement No. 143. FIN 47 clarifies that the term conditional asset retirement obligation, as used in SFAS No. 143, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. FIN 47 has no material effect on our consolidated financial position or results of operations for the year ended December 31, 2005.

We are obligated, under our license granted by the State of South Carolina and the Atlantic Interstate Low-Level Radioactive Waste Compact Implementation Act (“Atlantic Waste Compact Act”), for costs associated with the ultimate closure of the Barnwell Low-Level Radioactive Waste Disposal Facility in South Carolina and our buildings and equipment located at the Barnwell site (“Barnwell closure”). Under the terms of the Atlantic Waste Compact Act and our license with the State of South Carolina, we are required to maintain a trust fund to cover the Barnwell closure obligation. We recognized our Barnwell closure obligation, which is effectively limited to the amount in the trust fund, for an amount equal to the balance in the trust fund.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

(h)          Derivative Financial Instruments

All derivative instruments are recognized as assets or liabilities in the balance sheet at fair value. Fair value adjustments are included in the determination of net income.

We use derivative financial instruments to help us to manage our exposure to movements in interest rates by converting our variable rate debt to fixed rate debt. At December 31, 2005, we had one contract that locks in a fixed rate of interest with a pay-fixed, receive-variable interest rate swap, thereby hedging exposure to the variability in market interest rate fluctuations. We have implemented policies which restrict the usage of derivatives to non-trading purposes.

(i)             Deferred Compensation

We have contributed shares of our Common Stock to the Duratek Inc. Deferred Compensation Plan. In accordance with Emerging Issues Task Force Issue No. 97-14, Accounting for Deferred Compensation Arrangements Where Amounts are Held in a Rabbi Trust and Invested, assets of rabbi trusts are to be consolidated with those of the employer, and the value of the employer’s stock held in rabbi trust is classified in stockholder’s equity and generally accounted for in the manner of treasury stock.

(j)              Revenue Recognition

Contract Revenue and Cost Recognition

Federal and Commercial Contracts for Services

We have contracts to provide engineering and technical support services to the Federal government and its agencies and to commercial companies. Our Federal government contracts are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or periodically throughout the term of the contract as the services are provided. From time to time, we may proceed with work based on customer direction pending a Request for Equitable Adjustment (“REA”) or finalization and signing of formal funding documents. We have an internal process for approving such work. Contract acquisition costs are expensed as incurred.

Our services are provided under time-and-materials, cost-plus award or incentive-fee, firm-fixed-price, and fixed-unit-rate contracts. The following describes our policies for these contract types:

Time-and-materials contracts—we are paid for labor and costs incurred at negotiated contractual rates. Profitability on these contracts is driven by the extent of utilization of our billable personnel and the rates that are applied based on contractual terms.

Cost-plus award or incentive fee contracts—we are reimbursed for allowable costs in accordance with Federal Acquisitions Regulations (“FAR”) or contractual provisions. If our costs exceed the contract ceiling or are not allowable under the provisions of the contract or FAR, we may not be able to obtain reimbursement for all such costs. We earn award and incentive fees in addition to cost reimbursements if we meet certain contract provisions, including schedule, budget, and safety. If any of these provisions are not satisfied in accordance with management’s estimates, we could have a reduction in expected revenues. Monthly assessments are made to measure our compliance with established contract provisions. We receive award and incentive fees on certain Federal government contracts, which are accrued when estimable, and collection is reasonably assured. Included in the incentive fees recognized is an incentive fee on a Federal government subcontract for the Fernald Closure Project that is not billable until the project is complete, which is currently estimated to be in the second half of 2006.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

Firm-fixed-price and fixed-unit-rate contracts—we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. These risks include underestimation of costs, problems with new technologies, unforeseen costs or difficulties, delays beyond our control, and economic and other changes that may occur during the contract period. For firm-fixed-price contracts, our revenues are recognized on a proportional performance method using proportional output measures, where estimable, or based on other measures, such as the proportion of costs incurred to total estimated contract costs or units of production. For fixed-unit-rate contracts, our revenues are recognized as units are completed based on the contractual unit rates.

Revisions in revenues, costs, and profit estimates, or measurements in the extent of progress toward completion are changes in accounting estimates accounted for in the period of change (cumulative catch-up method). Such revisions could occur at any time and the effects could be material. Although we have a history of making reasonably dependable estimates of the extent of progress towards completion of contract revenue and of contract completion costs on our long-term engineering and construction contracts, due to uncertainties inherent in the estimation process, it is possible that actual completion costs may vary from estimates, and it is possible that such variances could be material to our operating results.

Contracts typically provide for periodic billings on a monthly basis or based on contract milestones. Cost and estimated earnings in excess of billings on uncompleted contracts represents amounts recognized as revenue that have not been billed. Unearned revenue represents amounts billed and collected for which revenue has not been recognized. Retainage represents amounts recognized as revenue that have been retained by the customer until certain conditions are met in accordance with contract provisions.

Change Orders and Requests for Equitable Adjustment (“REAs”)

We record contract claims and pending change orders, including REAs, when revenue is probable, which generally is when accepted in writing by the customer. The cost to perform the work related to these claims and pending change orders, including REAs, is included in the financial statements in the period that they are incurred and are included in our estimates of contract profitability. As of December 31, 2005, there are approximately $5,652 outstanding requests for equitable adjustments in Federal Services, and no amount of these claims have been included in the contract value. As of December 31, 2005, there are no outstanding REAs in Commercial Services.

Subcontractors have requested contract change orders related to scope changes requested by our customers. Based on agreement with our customers and the provisions of the contracts, recovery by these subcontractors is contingent upon our recovery from our customers. As of December 31, 2005, subcontractors have requested contract change orders totaling approximately $2,900 related to scope changes requested by our customers. These amounts, including subcontractor costs and our corresponding revenue, have not been included in the results of our operations and are generally recognized when accepted in writing by the customer.

Provision for Estimated Losses

Provision for estimated losses on individual contracts are recognized in the period in which the losses are identified and include all estimated direct costs to complete the contract (excludes future selling,

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

general, and administrative costs expected to be allocated to the contract). Monthly assessments are made to measure our estimates and changes are made based on the latest information available. As of December 31, 2005, there were loss provisions of approximately $486 on two Federal Services contracts.

Commercial Waste Processing

The commercial waste processing operations have contracts with commercial companies and governmental agencies to provide fixed-based waste processing services. Our services are provided primarily under fixed-unit-price contracts and usually require us to ship the processed waste for burial on behalf of the customer. Revenue is recognized as units of waste are processed based on the unit prices provided in the contracts. Our fixed unit price contracts provide for additional customer billings if the characterization or volume of waste received is different from contract specifications or for certain increases in burial and transportation costs. These variances are identified when the waste is sorted and during the processing cycle and can have either a positive or negative impact on revenue, depending on the provisions of the contract. When these variances are identified, rates are adjusted to the correct weight or classification and revenue is adjusted in the period that the variance is identified.

Disposal

Revenues from the operation of a low-level radioactive waste disposal facility in Barnwell, South Carolina (“Barnwell Disposal Facility”) are recognized in accordance with the Atlantic Waste Compact Act. Under the Atlantic Waste Compact Act, we are reimbursed for allowable costs incurred in operating the Barnwell Disposal Facility that are identified by the South Carolina Public Service Commission and incurred by us plus an operating margin of 29% on certain of those allowable costs. In addition, costs incurred for decommissioning activities at the Barnwell Disposal Facility are reimbursed by the State of South Carolina from a trust fund established to cover the Barnwell closure obligation plus an operating margin of 14% on those costs. Our results from July 1, 2000 forward are based on the economic regulations imposed by the Atlantic Waste Compact Act. Allowable costs are subject to audit annually by the Office of Regulatory Staff (“ORS”) of the State of South Carolina to ensure compliance with the Atlantic Waste Compact Act. Recommended audit adjustments to allowable costs are thoroughly reviewed by management and resolved with ORS. As of December 31, 2005, favorable adjustments to revenues totaling $160 are included in the results of our operations for the audit of costs related to the State fiscal year ended June 30, 2005.

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
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

(l)              Stock Option Plan

We apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for our fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation -Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123. The following table illustrates the effect on net income (loss) attributable to common shareholders if the fair-value-based method had been applied to all outstanding and unvested awards in each year:

	2005	2004	2003
Net income	$18,423	$21,046	$14,236
Add: stock-based employee compensation expenseincluded in reported net income, net of taxes	—	151	147
Deduct: total stock-based employee compensation expense determined under fair-value-based method for all awards, net of taxes	1,399	1,002	1,002
Pro forma net income	17,024	20,195	13,381
Deduct: preferred stock repurchase premium, dividends, and charges for accretion	—	63	36,154
Pro forma net income (loss) attributable to common stockholders	$17,024	$20,132	$(22,773)
Income (loss) per share:
Basic-as reported	$1.25	$1.48	$(1.62)
Basic-pro forma	$1.15	$1.42	$(1.68)
Diluted-as reported	$1.21	$1.42	$(1.62)
Diluted-pro forma	$1.11	$1.36	$(1.68)

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005, 2004, and 2003:

	2005	2004	2003
Risk free interest rate	4.4%	4.2%	4.3%
Expected volatility	59%	61%	64%
Expected life	8 years	4 years	4 years
Contractual life	10 years	10 years	10 years
Expected dividend yield	0%	0%	0%
Fair value of options granted	$16.06	$9.71	$6.06

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS No. 123R”), Share-Based Payment, which replaces SFAS No. 123, supersedes APB Opinion No. 25, and amends FASB Statement No. 95, Statement of Cash Flows. SFAS No. 123R requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of expense in our consolidated statements of income.

We are required to adopt SFAS No. 123R beginning in our first quarter of fiscal year 2006. SFAS No. 123R permits the adoption using one of two methods:

A “modified prospective” method in which compensation cost is recognized based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits the restatement, based on amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures, either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123R using the modified prospective method.

The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition, and thus our financial results will be negatively affected by the adoption of this standard beginning next year, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the pro forma net income and earnings per share per above. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as currently required under accounting principles generally accepted in the United States of America. This requirement will reduce net operating cash flows and increase net financing cash flows upon adoptions of SFAS No. 123R. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of cash flows recognized in prior periods for such excess tax deductions were $1,453 in 2005, $2,641 in 2004, and $196 in 2003.

(m)       Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. Significant estimates and judgments made by our management include: (i) proportion of completion on long-term contracts, (ii) the cost to D&D facilities and equipment, (iii) recovery of long-lived assets, including goodwill, and (iv) contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

(n)          Commitments and Contingencies

Liabilities for loss contingencies, including environmental remediation costs not within the scope of SFAS Statement No. 143 arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. Recoveries for environmental remediation costs from third parties would be recorded when agreed upon with a third party.

(o)           Reclassifications

Certain amounts for 2004 and 2003 have been reclassified to conform to the presentation for 2005.

(3)   Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is calculated by dividing net income (loss) by the diluted weighted average common shares, which reflect the potential dilution of stock options, restricted stock, and convertible redeemable preferred stock that could share in our income. The reconciliation of amounts used in the computation of basic and diluted net income (loss) per share for the years ended December 31, 2005, 2004, and 2003 consist of the following:

	2005	2004	2003
Numerator:
Net income (loss) attributable to common stockholders	$18,423	$20,983	$(21,918)
Add: Income impact of assumed conversions—preferred stock dividends and charges for accretion(1)	—	63	—
Net income (loss)	18,423	21,046	(21,918)
Add: cumulative effect of a change in accounting principle, net of taxes	—	—	2,414
Net income (loss) before cumulative effect of a change in accounting principle	$18,423	$21,046	$(19,504)
Denominator:
Weighted-average shares outstanding	14,776	14,191	13,561
Effect of dilutive securities:
Incremental shares from assumed conversion of:
Employee stock options	510	569	—
Diluted weighted average common shares outstanding	15,286	14,760	13,561
Income (loss) per common share:
Basic:
Before cumulative effect of a change in accounting principle	$1.25	$1.48	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.18)
	$1.25	$1.48	$(1.62)
Diluted:
Before cumulative effect of a change in accounting principle	$1.21	$1.42	$(1.44)
Cumulative effect of a change in accounting principle	—	—	(0.18)
	$1.21	$1.42	$(1.62)

(1)          In 2003, we had a net loss attributable to common stockholders. Accordingly, there is no dilutive impact on earnings per share.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

The effects on weighted average shares outstanding of options to purchase Common Stock and other potentially dilutive securities of ours that were not included in the computation of diluted net income (loss) per share because the effect would have been anti-dilutive were 143 shares as of December 31, 2005 and 2,362 shares as of December 31, 2003. There were no anti-dilutive shares as of December 31, 2004.

(4)   Property, Plant and Equipment

Property, plant and equipment as of December 31, 2005 and 2004 consist of the following:

	2005	2004
Land and land improvements	$4,499	$3,871
Buildings	42,357	43,297
Computer hardware and software	6,014	5,388
Furniture and fixtures	2,659	2,584
Machinery and equipment	63,701	62,797
Trucks and vehicles	3,563	1,818
Leasehold improvements	235	182
Capital leases	3,012	2,556
Construction in progress	1,747	1,964
	127,787	124,457
Less accumulated depreciation and amortization	65,985	58,306
	$61,802	$66,151

(5)   Goodwill and Other Intangible Assets

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents. We do not have any other intangible assets that are not subject to amortization. Other intangible assets as of December 31, 2005 and 2004 consist of the following:

		As of December 31, 2005		As of December 31, 2004
	Amortization period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Barnwell operating rights	8 yrs	$7,340	$(5,046)	$7,340	$(4,129)
Patents	20 yrs	1,469	(1,077)	1,553	(1,045)
Covenants-not-to-compete	17 yrs	102	(80)	102	(74)
Total		$8,911	$(6,203)	$8,995	$(5,248)

Aggregate amortization expense for amortizing intangible assets was $980 for the year ended December 31, 2005, $979 for the year ended December 31, 2004, and $978 for the year ended December 31, 2003. Estimated annual amortization expense for the next five years beginning January 1, 2006 is $976 for fiscal year ended December 31, 2006, $963 for fiscal year ended December 31, 2007, $500 for fiscal year ended December 31, 2008, $38 for fiscal year ended December 31, 2009, and $33 for fiscal year ended December 31, 2010.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

In 2004, the goodwill and deferred tax liability balances were increased by $1,332 for certain deferred tax liabilities related to prior year acquisitions.

(6)   Long-Term Debt

Long-term debt as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Bank Credit Facility:
Term loan, interest payable quarterly, due December 16, 2009	$69,356	$85,000
Less: current portion of long-term debt	708	858
	$68,648	$84,142

In December 2003, in connection with the 8% Cumulative Convertible Redeemable Preferred Stock $.01 par value (the “Cumulative Convertible Redeemable Preferred Stock”) repurchase transaction (note 11), we entered into a new bank credit facility. This bank credit facility consists of a $30,000 revolving line of credit, which includes a $15,000 sub limit for the issuance of standby letters of credit, and a six-year $115,000 term loan. Proceeds of the term loan were used to repay $53,918 of existing term debt and accrued interest under our prior credit facility and to repurchase 151 shares of the Cumulative Convertible Redeemable Preferred Stock for $49,176 in cash plus accrued and unpaid dividends of $2,472, net of transaction costs and related expenses. Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin.

Effective February 23, 2005, the bank credit facility was amended to lower the applicable margin on borrowings under the bank credit facility. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The term loan must be prepaid to the extent of any excess cash flows, as defined. The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions. As of December 31, 2005, we were in compliance with the provisions of the bank credit facility, including all financial covenant requirements. The bank credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries. As of December 31, 2005, the $30,000 in total available borrowings under the revolving line of credit was reduced by $8,163 in outstanding letters of credit, for a net borrowing availability of $21,837 under the revolving line of credit. As of December 31, 2005, $69,356 of the six-year term loans remains outstanding from the $115,000 term loans issued in December 2003. During 2005, we made $15,644 in payments on the term loans of which $859 was scheduled repayments and $14,785 was voluntary prepayments.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

Aggregate maturities of long-term debt as of December 31, 2005 are as follows:

2006	$708
2007	708
2008	708
2009	67,232
$69,356

We paid interest of $5,664 in 2005, $6,134 in 2004, and $2,705 in 2003.

(7)   Due to the State of South Carolina

On an annual basis, following the State of South Carolina’s fiscal year end on June 30, we remit the net of the amounts billed and paid by customers of the State of South Carolina less our fee for operating the site during such fiscal year, pursuant to the provisions of the Atlantic Waste Compact Act (note 2(j)). For the fiscal year ended June 30, 2005, we remitted $13,819 and for the fiscal year ended June 30, 2004, we remitted $25,553. As of December 31, 2005, we had a balance due to the State of South Carolina of $6,911, of which $2,580 is billed to customer of the State of South Carolina but uncollected. As of December 31, 2004, we had a balance Due to the State of South Carolina of $6,073, of which $2,364 was billed to customers of the State of South Carolina but uncollected.

(8)          Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Salaries and related expenses	$10,548	$13,625
Contract costs—subcontractors	3,766	4,512
Other accrued expenses	7,469	6,509
	$21,783	$24,646

(9)          Waste Processing and Disposal Liabilities

Our waste processing technologies create waste by-products (“secondary waste”), which generally requires transportation and disposal costs to be incurred. We accrue the estimated costs of transportation and disposal based on the characterization of the waste and contractual disposal rates currently in effect at the disposal sites. The ultimate cost of disposal will depend on the actual contamination of the waste, volume reduction, activity, and disposal density. We had an accrual for the expected cost of secondary waste of $2,092 as of December 31, 2005 and $3,603 as of December 31, 2004.

In addition, we had accrued for customer waste that has been completely processed and is awaiting shipment for burial of $2,208 as of December 31, 2005, and $3,377 as of December 31, 2004, based on contractual rates, which are negotiated annually.

(10)   Facility and Equipment Decontamination and Decommissioning (“D&D”)

We are responsible for the cost to D&D our facilities and equipment in Tennessee and South Carolina and certain equipment used at customer sites. These costs will generally be paid upon the closure of these facilities or the disposal of this equipment. We are also obligated, under our license granted by the State of South Carolina and the Atlantic Waste Compact Act, for the Barnwell closure and we are required

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

to maintain a trust fund to cover the Barnwell closure obligation, which limits our obligation to the amount of the trust fund. During 2005, $760 was used to fund decommissioning activity at the Barnwell Low-Level Radioactive Waste Disposal Facility, therefore decreasing the trust fund balance.

Our D&D liabilities consist of the following as of December 31, 2005 and 2004:

	2005	2004
Facilities & equipment ARO	$19,632	$21,369
Barnwell closure	19,295	19,050
	$38,927	$40,419

The following is a reconciliation of our facility & equipment ARO for 2005 and 2004:

	2005	2004
Balance at January 1	$21,369	$20,413
Accretion expense	664	978
Liabilities incurred during the year	36	60
ARO estimate adjustments	(2,437)	(82)
Balance at December 31	$19,632	$21,369

Upon the adoption of SFAS No. 143 on January 1, 2003, we recognized the following changes to our consolidated financial statements: increased property, plant and equipment by $5,926; increased D&D liabilities by $9,949; and a cumulative effect of a change in accounting principle, net of tax of $2,414 ($4,018 pre-tax).

We have purchased insurance to fund our obligation to clean and remediate our Tennessee facilities and equipment upon closure. We are accounting for these insurance policies using deposit accounting, whereby a portion of the premiums paid are viewed as funding to cover our obligation and is capitalized as a deposit asset. This asset has no impact on the asset retirement obligation. The remainder of the premium is being charged to earnings in the period in which the premiums are paid. The deposit asset is included in other assets in our consolidated balance sheets and is $2,274 as of December 31, 2005 and $2,043 as of December 31, 2004. Related insurance expense was $597 in 2005 and $629 in 2004. In addition, we were required to place cash deposits in escrow relating to the insurance policy for the Bear Creek Operations Facility. The cash deposits in escrow are included in other assets in our consolidated balance sheets and were $5,179 as of December 31, 2005 and $3,564 as of December 31, 2004.

(11)   8% Cumulative Convertible Redeemable Preferred Stock

In January 1995, we issued 160 shares of Cumulative Convertible Redeemable Preferred Stock and an option (the “Carlyle Option”) to purchase up to an additional 1,250 shares of our Common Stock. The Cumulative Convertible Redeemable Preferred Stock was initially convertible into our Common Stock at a conversion price of $3.00 per share and, if not previously converted, we were required to redeem the outstanding Cumulative Convertible Redeemable Preferred Stock on September 30, 2005 for $100 per share plus accrued and unpaid dividends, unless such date was extended with the approval of the holders of the Cumulative Convertible Redeemable Preferred Stock.

On December 16, 2003, we repurchased 151 shares of our Cumulative Convertible Redeemable Preferred Stock from investment partnerships controlled by The Carlyle Group for $49,176 in cash plus accrued and unpaid dividends of $2,472. The purchase was based on a price of $9.74 per share of our Common Stock. Each share of Cumulative Convertible Redeemable Preferred Stock was convertible into

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

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

(12)   Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility. At the inception of the current credit facility, we were required to have in place an interest rate protection agreement for the aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans, at which date the contract’s notional amount was $50,748. The current credit facility requires us to maintain the interest rate swap agreement until June 30, 2006. This interest rate swap agreement is not designated as an accounting hedge. The contract’s notional amount is $8,690 at December 31, 2005. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract, which was based upon the fair value estimate by a financial institution, is approximately $85 as of December 31, 2005 and approximately $272 as of December 31, 2004, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

Adjustments to the fair value of the contract are included in other income, net and was a gain of $163 in 2005 and a gain of $265 in 2004.

(13)   Fair Value of Financial Instruments

The fair value of cash, accounts receivable, other receivables, accounts payable, and accrued expenses approximates the carrying amount due to the short maturities of these instruments. Under our bank credit facility, we have outstanding $69,356 in long-term debt, which approximates the fair value as of December 31, 2005.

(14)   Stock Compensation and Stockholders’ Rights

(a)         Stock Option Plan

In May 2000, our stockholders approved the 1999 Stock Option and Incentive Plan which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares, and performance units on

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

shares) to our directors, officers, and employees for issuance of up to 5,000 shares of Common Stock in the aggregate. As of December 31, 2005, we had 1,427 outstanding options.

Changes in options outstanding are as follows:

	Weighted average exercise price	Number of shares
December 31, 2002	$6.19	1,983
Granted	8.11	309
Exercised	5.39	(82)
Terminated and expired	7.60	(207)
December 31, 2003	6.38	2,004
Granted	13.30	338
Exercised	6.62	(743)
Terminated and expired	7.72	(62)
December 31, 2004	7.75	1,537
Granted	22.33	143
Exercised	6.69	(233)
Terminated and expired	8.11	(20)
December 31, 2005	$7.15	1,427

The following table summarizes information about outstanding and exercisable options at December 31, 2005:

	Outstanding			Exercisable
Range of exercise price	Number outstanding	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable	Weighted average exercise price
$ 3.92 – $ 5.75	569	5.45 years	$4.61	422	$4.71
$ 8.11 – $ 8.75	346	6.33 years	$8.14	203	$8.16
$10.50 – $13.54	369	7.12 years	$12.84	118	$12.01
$22.33	143	9.14 years	$22.33	—	$22.33
	1,427			743

Certain stock options issued in 2000, granted to our executive officers, have exercise prices that were less than the fair value of our Common Stock on the date of grant. The difference of $269 was recorded as deferred compensation and was being recognized over the vesting period. These options fully vested by December 31, 2003. We recognized compensation expense of $54 during year ended December 31, 2003. In addition, during 2003, the vesting term of certain stock options were accelerated. As a result, we recognized compensation expense of $246 in 2004 and $198 in 2003.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

(b)          Restricted Stock Units

Upon approval of the Plan by the stockholders in May 2000, two of our senior executives were granted 158 restricted stock units. The units vested over a four-year period. Upon vesting, the executives had the right to receive Common Stock in exchange for such units. We accounted for this plan as a compensatory fixed plan under APB Opinion No. 25, which resulted in a compensation charge of approximately $1,323 of which $264 was recognized during 2003. In January 2004, all restricted stock units were vested and these restricted stock units were exchanged for our Common Stock and transferred to the Duratek Deferred Compensation Plan (note 17).

(c)           Stockholder Rights

On December 16, 2003, our Board of Directors approved a stockholder rights plan. Under this plan, each share of our Common Stock and each share of our Cumulative Convertible Redeemable Preferred Stock is accompanied by a right that entitles the holder of that share, upon the occurrence of specified events that may be intended to affect a change in control, to purchase one one-thousandth of a share of Series B Junior Participating Preferred Stock at an exercise price of $58.00. In the event the rights become exercisable, the rights plan allows for our stockholders to acquire our stock or the stock of the surviving corporation, whether or not we are the surviving corporation, at a value that is twice that of the exercise price of the rights.  On February 6, 2006, our Board of Directors approved an amendment to the Stockholder Rights Plan that exempted the proposed EnergySolutions merger as a transaction that would trigger the exercise of the rights accompany the Common Stock.

(15)                        Income Taxes

Income taxes for the years ended December 31 2005, 2004, and 2003 consist of the following:

	2005	2004	2003
Current:
State	$953	$984	$933
Federal	9,937	12,197	6,293
	10,890	13,181	7,226
Deferred:
State	269	69	1,019
Federal	(508)	(152)	3,426
	(239)	(83)	4,445
	$10,651	$13,098	$11,671

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

Income taxes is reconciled to the amount computed by applying the statutory Federal income tax rate of 35% to income before income taxes, equity in income of joint ventures, and cumulative effect of a change in accounting principle as follows:

	2005	2004	2003
Federal income taxes at statutory rate	$10,111	$11,907	$9,842
State income taxes, net of Federal tax benefit	794	685	1,269
Other	(254)	506	560
	$10,651	$13,098	$11,671

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2005 and 2004 are presented below:

	2005	2004
Deferred tax assets:
Accounts receivable principally due to allowance for doubtful accounts	$7	$61
Decontamination and decommissioning liabilities	6,513	6,611
Net operating loss carryforwards	538	944
Accrued compensation	1,844	1,469
Other	427	943
	9,329	10,028
Less: valuation allowance	578	503
Net deferred tax assets	8,751	9,525
Deferred tax liabilities:
Prepaid expense	(1,376)	(1,363)
Plant, equipment, and intangibles principally due to
differences in depreciation and amortization	(11,871)	(12,733)
Net deferred tax liabilities	$(4,496)	$(4,571)

In 2004, deferred tax liabilities were increased by $1,332 to correct the recording of certain deferred tax liabilities related to prior year acquisitions.

At December 31, 2005, we had state net operating loss carry forwards, net of valuation allowances, of $33 that expire at various dates up to 2022.

In assessing the realizability of deferred tax assets, we considered whether it was more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. We considered income taxes paid during the previous two years, projected future taxable income, the types of temporary differences, and the timing of the reversal of such differences in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the temporary differences are deductible, we have deemed a valuation allowance of $578 as necessary at December 31, 2005, and $503 at December 31, 2004.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $75. During 2004, we decreased our valuation allowance by $147. During 2003, we increased our valuation allowance by $178, primarily for certain capital loss carry forwards that may not be realized.

We paid income taxes of $5,942 in 2005, $16,209 in 2004, and $3,532 in 2003. The amount paid in for 2004 includes $4,649 relating to 2003.

(16)   Profit Investment Plan

We maintain a Profit Investment Plan for employees. The Profit Investment Plan permits pre-tax contributions to the Profit Investment Plan by participants pursuant to Section 401(k) of the Internal Revenue Code of 1% to 60% of base compensation. We match 25% of a participant’s eligible contributions based on a formula set forth in the Profit Investment Plan and may make additional matching contributions up to 25% of a participant’s eligible contributions. Our contributions vest at a rate of 20% per year of service. Our matching contributions, which includes the 25% of a participant’s eligible contributions for the current fiscal year plus the approved additional matching contribution from the prior fiscal year, were $1,523 for the year ended December 31, 2005, $1,445 for the year ended December 31, 2004, and $1,381 for the year ended December 31, 2003.

(17)   Deferred Compensation Plan

In 2003, we established the Duratek, Inc. Deferred Compensation Plan (“the Plan”) to allow certain eligible key employees to defer a portion of their compensation. The participant’s contributions earn income based on the performance of the investment funds they select. As of December 31, 2005, we had deferred compensation of $1,186. As of December 31, 2004, we had deferred compensation of $861. We are invested in four life insurance products in 2005 and three insurance products in 2004 that are designed to approximate the performance of the investment funds that the participants select. These investments, which are recorded at their fair market value, are included in other assets in our consolidated balance sheets. As of December 31, 2005, the insurance products had a cash surrender value of $1,157. As of December 31, 2004, the insurance products had a cash surrender value of $793.

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

Joint Venture Financing

On June 29, 2005, we entered into an agreement with UDS, LLC, one of our joint ventures, to loan up to $1.6 million to UDS, LLC for working capital requirements. The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%. Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan. As of December 31, 2005, there were outstanding borrowings to UDS, LLC of $0.6 million. We own 26 percent of UDS, LLC and share proportionally in its profits and losses. The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

(19)   Segment Reporting and Business Concentrations

We have three primary segments: (i) Federal Services (“FS”), (ii) Commercial Services (“CS”), and (iii) Commercial Processing and Disposal (“CPD”). We realigned our reporting segments for the following:

•   In 2003, we realigned our reporting segments to include the results of our Memphis operations in the CS segment from the CPD segment. The related revenues were $3,634 in 2003.

•   In 2004, we realigned the following:

•    certain projects from our CS segment to our CPD segment. The related revenues were $1,586 in 2004 and $1,629 in 2003.

•    the transportation services provided for customers of the CPD segment in the CS segment from the CPD segment. The related revenues were $2,547 in 2004 and $4,418 in 2003.

•    the subcontract services provided by our CS segment to our FS segments in the CS segment from the FS segment. The related revenues were $614 in 2004 and $615 in 2003.

•   In 2005, we realigned certain projects from our CPD segment to our CS segment. The related revenues were $486 in 2005 and $1,159 in 2004.

The consolidated statement of operations for the years 2005, 2004, and 2003 do not change.

We evaluate the segments’ operating income results to measure performance. The following is a brief description of each of the segments:

(a)          FS Segment

Our FS segment is focused on providing the following services to support major programs in the DOE:

•   on-site waste disposition services;

•   site closure services;

•   nuclear facility operations and commissioning services;

•   engineering design and technology research; and

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

•   safety, health, and quality assurance services.

(b)           CS Segment

Our CS segment provides a broad range of technologies and services to nuclear power plants, government and industrial facilities, universities, and research/pharmaceutical laboratories in the following areas:

•   on-site liquid and solid waste processing;

•   transportation logistics;

•   transportation services;

•   license stewardship;

•   decontamination and decommissioning;

•   project services; and

•   radiological engineering services.

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

•   metal melting and decontamination; and

•   treatment under our bulk waste assay program (“GARDIAN”).

At the South Carolina facilities, we perform the following services:

•   operate a low-level radioactive waste disposal facility in Barnwell, South Carolina on behalf of the State of South Carolina;

•   process and package materials for disposal; and

•   specialty waste processing for nuclear power plants.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

	As of and for the Year Ended December 31, 2005
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$115,607	$79,557	$86,048	$—	$281,212
Income from operations	14,583	9,992	10,822	—	35,397
Interest expense	—	—	—	(6,539)	(6,539)
Other income, net	—	—	—	31	31
Income taxes	—	—	—	10,651	10,651
Equity in income of joint ventures	245	—	—	(60)	185
Net income	14,828	9,992	10,822	(17,219)	18,423
Depreciation and amortization expense	619	2,272	5,793	1,163	9,847
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets (2)	1,053	22,730	38,203	2,524	64,510
Capital expenditures for additions to property, plant and equipment	589	1,596	2,015	520	4,720
Total assets	73,257	70,614	92,085	27,958	263,914

	As of and for the Year Ended December 31, 2004
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$115,565	$84,942	$85,706	$—	$286,213
Income from operations	16,411	14,351	9,830	—	40,592
Interest expense	—	—	—	(6,970)	(6,970)
Other income, net	—	—	—	398	398
Income taxes	—	—	—	13,098	13,098
Equity in income of joint ventures	204	—	—	(80)	124
Net income	16,615	14,351	9,830	(19,750)	21,046
Depreciation and amortization expense	443	2,440	6,540	1,216	10,639
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets (2)	1,240	23,372	43,673	1,613	69,898
Capital expenditures for additions to property, plant and equipment	186	2,669	2,129	1,258	6,242
Total assets	70,736	69,740	92,735	35,326	268,537

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

	As of and for the Year Ended December 31, 2003
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$125,224	$78,349	$82,328	$—	$285,901
Income from operations	11,847	14,752	8,347	—	34,946
Interest expense	—	—	—	(6,903)	(6,903)
Other income, net	—	—	—	76	76
Income taxes	—	—	—	11,671	11,671
Equity in income of joint venture	250	—	—	(48)	202
Cumulative effect of a change in accounting principle, net of tax	—	—	—	(2,414)	(2,414)
Net income	12,097	14,752	8,347	(20,960)	14,236
Depreciation and amortization expense	1,093	2,400	6,754	5,032	15,279
Goodwill	32,244	30,411	8,142	—	70,797
Other long-lived assets (2)	1,352	24,249	47,300	1,233	74,134
Capital expenditures for additions to property, plant and equipment	180	2,565	1,823	271	4,839
Total assets	70,678	68,446	99,883	44,137	283,144

(1)          Intercompany revenues have been eliminated and are not material for the years ended December 31, 2005, 2004 and 2003. Revenues by segment represent revenues earned based on third party billing to customers.

(2) Other long-lived assets include property, plan and equipment and other intangible assts.

(d)           Business Concentrations

Our revenues are derived primarily from contracts with utility companies and from subcontracts with a number of DOE prime contractors. Our revenues are derived almost equally from government and commercial customers. Revenues from DOE contractors and subcontractors represented approximately 47% of consolidated revenues in 2005, 43% in 2004, and 45% in 2003. The Federal Services work that we performed for customers that represent greater than 10% of our consolidated revenues were with prime contractors Bechtel Corporation and Fluor Corporation. No commercial customer represented more than 10% of consolidated revenues for the years ended December 31, 2005, 2004, and 2003.

Accounts receivable and costs and estimated earnings in excess of billing on uncompleted contracts relating to DOE contractors and subcontractors amounted to $12,838 and $28,429 respectively, at December 31, 2005, and $12,750 and $18,837, respectively, at December 31, 2004.

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

The CPD segment is primarily reliant upon a single provider for its burial services for both customer and secondary waste disposal. We have an agreement in place at set rates through December 31, 2007.

(20)   Commitments and Contingencies

(a)          Leases

We have several noncancellable leases that cover real property and machinery and equipment. Such leases expire at various dates with, in some cases, options to extend their terms. Several of the leases contain provisions for rent escalation based primarily on increases in real estate taxes and operating costs incurred by the lessor. Rent expense on noncancellable leases was $3,364 for the year ended December 31, 2005, $3,937 for the year ended December 31, 2004, and $3,531 for the years ended December 31, 2003.

We are obligated under capital leases covering computer equipment and certain machinery and equipment that expire at various dates during the next four years. At December 31, 2005 and 2004, the gross amount of plant and equipment and related accumulated amortization recorded under capital leases were as follows:

	2005	2004
Computer equipment	$1,742	$530
Machinery and equipment	1,270	1,197
Trucks and vehicles	829	829
	3,841	2,556
Less accumulated amortization	2,570	1,971
	$1,271	$585

Amortization of assets held under capital leases is included with depreciation and amortization expense.

The following is a schedule of future minimum annual lease payments for all operating and capital leases with initial or remaining lease terms greater than one year at December 31, 2005:

	Operating	Capital
2006	$2,960	$621
2007	2,242	520
2008	1,859	194
2009	1,541	—
2010 and beyond	8,637	—
Future minimum lease payments	$17,239	1,335
Less: portion representing interest		106
Less: current portion of capital lease obligation		554
Long-term portion of capital lease obligation		$675

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

The short-term portion of the capital lease obligation is included in accrued expenses and other current liabilities. The long-term portion of the capital lease obligation is included in other noncurrent liabilities in our consolidated balance sheets.

(b)           Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of December 31, 2005, we had outstanding assurance instruments of $16,834, including $8,163 in letters of credit and $8,671 in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit facility up to $15,000 as a sublimit to the $30,000 revolving line of credit. In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility. As of December 31, 2005, we had no outstanding supplemental letters of credit. Effective July 22, 2005, the credit facility was amended to increase the supplemental letters of credit from $10,000 to $20,000. The credit facility limits the total amount of outstanding supplemental letters of credits and surety bonds to $35,000. Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(c)            Legal Proceedings

On September 21, 2004, Washington State Department of Ecology (“Ecology”) issued a Notice of Penalty Incurred and Due No. 1672 with a fine of $270 jointly and severally assessed against the U.S. Department of Energy—Richland Operations, the U.S. Department of Energy—Office of River Protection, Fluor Hanford Incorporated, and Duratek Federal Services of Hanford, Inc. Ecology issued the Notice of Penalty listing four types of violations: Facility Reporting, Personnel Training, Facility Record Keeping, and General Waste Analysis. The four issues are positions that Ecology has taken relating to how certain drums of material sent off site for treatability studies were handled. All the named parties disagree with the finding and are working as a joint defense team. The DOE is leading the appeal effort, and the named parties filed an appeal with Ecology in Hanford, Washington on October 20, 2004. The Department of Justice has joined the appeal in support of the DOE, Fluor Hanford, and Duratek. Discovery has been completed and summary judgment motions were filed during the first week of February 2006.

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

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

We received REAs totaling $300 for two of the nine sub-claims during 2004 and some of the other claims have been settled or dropped. In 2005, there were no REAs received relating to the sub-claims. We are still evaluating the remaining REAs.  PAS continues to pursue REAs totaling $2,900, most of which we believe are unsupported. We are negotiating with both Bechtel Jacobs and PAS to resolve the outstanding REAs. We believe that we have valid defenses to most if not all of the claims, however, it is possible that some payment to PAS that is not passed on to Bechtel Jacobs may be required to resolve these claims.

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina. AVANTech, Inc. then filed numerous counterclaims against us. All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment. In October 2005, a South Carolina jury found against us on all of our claims. AVANTech, Inc has stated that they would petition the court for an award of attorneys’ fees in an amount that has not been determined. To date, no petition for attorneys’ fees has been made; however, we cannot provide any assurance that a claim for a material amount of attorneys’ fees will not be asserted. We intend to appeal this decision.

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

(21)   Subsequent Events

On February 6, 2006, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with EnergySolutions, LLC (formerly known as Envirocare of Utah, LLC), a Utah limited liability company (“EnergySolutions”), and Dragon Merger Corporation, a Delaware corporation and a wholly owned subsidiary of EnergySolutions. Pursuant to the terms of the Merger Agreement, EnergySolutions will acquire all of our outstanding shares of Common Stock for an aggregate consideration of approximately $327 million in cash. Upon the effectiveness of this merger, each issued and outstanding share of our Common Stock will be converted into the right to receive $22.00 in cash, without interest, and each outstanding stock option, whether or not vested, will convert into the right to receive the excess, if any, of the $22.00 per share merger consideration over the per share exercise price of the option, less any tax withholding.

In addition, we have agreed, among other things and subject to certain exceptions as described in the Merger Agreement, (i) to conduct our business in the ordinary course consistent with past practice during the interim period between the execution of the Merger Agreement and consummation of this merger, (ii) not to engage in certain transactions during such period, (iii) to cause a stockholder meeting to be held to consider approval of this merger and the other transactions contemplated by the Merger Agreement, (iv) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, for our board of directors to recommend that the stockholders adopt the Merger Agreement and thereby approve this merger, and (v) subject to certain limited exceptions to permit the board of directors to comply with their fiduciary duties, not to solicit proposals relating to alternative business combination

DURATEK, INC.
Notes to Consolidated Financial Statements (Continued)
December 31, 2005, 2004, and 2003
(in thousands of dollars and shares, except per share dollars)

transactions, or to enter into discussions concerning, or to provide information in connection with, alternative business combination transactions.

Consummation of the merger is subject to a number of conditions, including stockholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period, and certain other customary conditions.

We expect to submit the Merger Agreement and the merger described above to stockholders for their consideration during the second quarter of 2006 and to close this merger promptly following receipt of stockholder and regulatory approval.

Pursuant to the terms of the Merger Agreement, EnergySolutions and Duratek each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay EnergySolutions a termination fee of approximately $8.6 million. In addition, if this merger cannot be closed or is delayed for longer than twelve months due to certain regulatory or legal restrictions, EnergySolutions has agreed to pay to us a “reverse break-up fee” of $5 million in cash and to provide a prepayment credit of $12 million to one of our subsidiaries for waste disposal services performed by EnergySolutions under an existing commercial contract between the parties.

(22) Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$70,612	$74,958	$67,113	$68,529	$281,212
Gross profit	17,732	18,102	14,407	19,672	69,913
Income from operations	9,319	10,218	6,002	9,858	35,397
Net income	4,860	5,294	2,820	5,449	18,423
Income per common share:
Basic	$0.33	$0.36	$0.19	$0.37	$1.25
Diluted	$0.32	$0.35	$0.18	$0.36	$1.21

	Year Ended December 31, 2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
Revenues	$64,182	$73,555	$77,403	$71,073	$286,213
Gross profit	15,932	17,707	24,842	16,417	74,898
Income from operations	7,285	10,315	16,836	6,156	40,592
Net income	3,085	5,638	9,318	3,005	21,046
Net income attributable to common stockholders	3,073	5,598	9,310	3,002	20,983
Income per common share:
Basic	$0.22	$0.40	$0.65	$0.21	$1.48
Diluted	$0.21	$0.38	$0.63	$0.20	$1.42

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

b) Changes in Internal Controls Over Financial Reporting.

There have been no significant changes in our internal controls over financial reporting in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during Duratek’s last fiscal quarter that materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

c) Duratek’s Control Environment

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

The Audit Committee, composed of directors who are not members of management, reviews the adequacy of the Company’s policies, procedures and controls, the scope of auditing and other services performed by the independent auditors, and the scope of the internal audit function. The Committee holds meeting with the Company’s independent auditors, with and without management present, to discuss the findings of their audits, the overall quality of the Company’s financial reporting and their evaluation of the Company’s internal controls.

d) Management’s Annual Report on Internal Control Over Financial Reporting.

The Company’s management conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Although there are inherent limitations in the effectiveness of any system of internal controls over financial reporting, based on our evaluation, we have concluded that our internal controls over financial reporting were effective as of December 31, 2005.

Ernst & Young LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting and which is included below.

e) Auditor’s Report on Internal Control over Financial Reporting.

Report of Ernst & Young LLP,
Independent Registered Public Accounting Firm,
on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Duratek, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Duratek, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Duratek’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Duratek, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Duratek maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Duratek, Inc. and subsidiaries and our report dated February 17, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 17, 2006

Item 9B.               Other Information

None

Part III

Item 10.                 Directors and Executive Officers of the Registrant

Information regarding our Executive Officers is set forth in Part I of this annual report under the caption Item 1-“Business-Executive Officers”.

Information regarding our Board of Directors is incorporated by reference from the text and tables under “Election of Directors” in our definitive proxy statement to be filed with the Securities and Exhange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to our Annual Meeting of Shareholders to be held in 2006 (the “2006 Proxy Statement”).

As part of our system of corporate governance, we have adopted a code of ethics that is specifically applicable to our chief executive officer and president, chief financial officer and controller. This code of ethics is available on our website at www.duratekinc.com under the Investor Relations / Corporate Governance Section.

Item 11.                 Executive Compensation

The text and tables under “Executive Officer Compensation” in our 2006 Proxy Statement are incorporated herein by reference.

Item 12.                 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The stock ownership information contained in the text and tables under “Security Ownership of Certain Beneficial Owners and Management” in our 2006 Proxy Statement is incorporated herein by reference.

On February 6, 2006, Duratek executed a definitive merger agreement providing for the acquisition of Duratek Inc. by EnergySolutions. EnergySolutions will acquire in the proposed merger all of the outstanding shares of Duratek Inc. for $22 per share in cash.

The text and table under “Equity Compensation Plan Information” in our 2006 Proxy Statement are incorporated herein by reference.

Item 13.                 Certain Relationships and Related Transactions

The text under “Executive Officer Compensation” and “Certain Transactions” in our 2006 Proxy Statement is incorporated herein by reference.

Item 14.                 Principal Accountant Fees and Services

The text and table under the proposal with respect to the selection of Ernst & Young LLP as Auditor in our 2006 Proxy Statement is incorporated herein by reference.

Part IV

Item 15.                 Exhibits and Financial Statement Schedules

(a) (1)	The following consolidated financial statements of Duratek, Inc. and its subsidiaries are included in Item 8:
Reports of Independent Registered Public Accounting Firms
Consolidated Balance Sheets at December 31, 2005 and December 31, 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2005, 2004, and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003
Notes to Consolidated Financial Statements
(a) (2)	The following is a list of all financial statement schedules for the years ended December 31, 2005, 2004, and 2003 filed as part of this Report:
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

DURATEK, INC.
Dated: February 27, 2006	By: /s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
February 27, 2006	By: /s/ ROBERT E. PRINCE
Robert E. Prince
President and Chief Executive Officer
Principal Financial Officer:
February 27, 2006	/s/ ROBERT F. SHAWVER
Robert F. Shawver
Executive Vice President and Chief Financial Officer
Principal Accounting Officer:
February 27, 2006	/s/ WILLIAM M. BAMBARGER, JR.
William M. Bambarger, Jr.
Vice President, Corporate Controller and Chief Accounting Officer
The Board of Directors:
February 27, 2006	/s/ ADMIRAL BRUCE DEMARS
Admiral Bruce DeMars
February 27, 2006	/s/ ADMIRAL JAMES D. WATKINS
Admiral James D. Watkins
February 27, 2006	/s/ GEORGE V. MCGOWAN
George V. McGowan
February 27, 2006	/s/ MICHAEL J. BAYER
Michael J. Bayer
February 27, 2006	/s/ ALAN J. FOHRER
Alan J. Fohrer

DURATEK, INC. AND SUBSIDIARIES
Valuation and Qualifying Accounts
Years ended December 31, 2005, 2004, and 2003
Schedule II
(in thousands)

	Balance at beginning of year	Charges to costs and expenses	Deductions (a)	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2005	$158	$(118)	$(22)	$18
Year ended December 31, 2004	842	92	(776)	158
Year ended December 31, 2003	2,694	46	(1,898)	842

(a)           Deductions in 2005 and 2004 represent the write-off of specifically identified accounts and the collection of a previously reserved customer account.  Deductions in 2003 represent the collection of a previously reserved customer account, the write-off of amounts relating to a company that dissolved, and write-off of specifically identified accounts.

EXHIBITS INDEX

Exhibit No.
2.1

Agreement and Plan of Merger dated as of February 6, 2006, by and among EnergySolutions LLC, Dragon Merger Corporation, and Duratek, Inc. Incorporated herein by reference to Exhibit 2.1 of the Registrant’s Form 8-K filed on February 7, 2006. (File No. 0-14292)

2.2

Amendment to Disposal Agreement dated as of February 6, 2006, between Duratek Services, Inc and EnergySolutions, LLC. Incorporated herein by reference to Exhibit 2.2 of the Registrant’s Form 8-K filed on February 7, 2006. (File No. 0-14292)

3.1

Amended and Restated Certificate of Incorporation of the Registrant. Incorporated herein by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. (File No. 0-14292)

3.2	By-Laws of the Registrant. Incorporated herein by reference to Exhibit 3.3 of the Registrant’s Form S-1 Registration Statement No. 33-2062. (File No. 0-14292)
4.1

Certificate of Designations of the 8% Cumulative Convertible Redeemable Preferred Stock dated January 23, 1995. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 1, 1995. (File No. 0-14292)

4.2

Certificate of Amendment of the Certificate of Incorporation of Duratek, Inc. dated May 15, 2003. Incorporated herein by reference to Exhibit 4.5 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2003. (File No. 0-14292)

4.3

Rights Agreement, dated as of December 16, 2003, between Duratek, Inc. and Computershare Investor Services, LLC, as Rights Agent (which includes the Form of Certificate of Designation of the Series B Junior Participating Preferred Stock as Exhibit A, the Summary of Rights to Purchase Series B Junior Participating Preferred Stock as Exhibit B and the Form of Rights Certificate as Exhibit C. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

4.4

Amendment No. 1 to Rights Agreement dated as of February 6, 2006, between Duratek, Inc. and Computershare Investor Services, LLC. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Form 8-K filed on February 7, 2006. (File No. 0-14292)

10.1

Share Repurchase Agreement, dated as of December 16, 2003, by and between Duratek, Inc., and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.2

Stockholders’ Agreement, dated as of December 16, 2003, by and between Duratek, Inc. and the several holders of the Company’s 8% Cumulative Convertible Redeemable Preferred Stock named in the Schedule I thereto. Incorporated herein by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.3

1984 Duratek Corporation Stock Option Plan, as amended. Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1990. (File No. 0-14292)

10.4

License Agreement dated as of August 17, 1992 between GTS Duratek, Inc. and Dr. Theodore Aaron Litovitz and Dr. Pedro Buarque de Macedo Incorporated herein by reference to Exhibit 10.9 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1992. (File No. 0-14292)

10.5

Purchase Agreement by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated March 29, 2000. Incorporated herein by reference to Exhibit 99.2 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.6

Amendment No. 1 to Purchase Agreement and Disclosure Letter by and among Chemical Waste Management Inc., Rust International, Inc., CNS Holdings, Inc. and GTS Duratek, Inc. dated June 8, 2000. Incorporated herein by reference to Exhibit 99.3 of the Registrant’s Current Report on Form 8-K filed on June 22, 2000. (File No. 0-14292)

10.7	1999 GTS Duratek, Inc. Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit A of the Registrant’s 2000 Proxy Statement. (File No. 0-14292)
10.8

Amended and Restated Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006. (File No. 0-14292)

10.9

Amended and Restated Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006. (File No. 0-14292)

10.10

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.11	Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and C. Paul Deltete. Filed herewith.
10.12

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.13	Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Regan E. Voit. Filed herewith.
10.14

Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.15

Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.16

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.17	Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Michael F. Johnson. Filed herewith.
10.18

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.19	Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and William R. Van Dyke. Filed herewith.
10.20

Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.21	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. (File No. 0-14292)
10.22

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch, as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.23

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.24

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

10.25

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

10.26

Amendment to Duratek, Inc. Deferred Compensation Plan dated May 15, 2003. Incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 0-14292)

10.27

Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Joseph G. Henry. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.28

Letter Agreement dated as of February 6, 2006, between Duratek, Inc. and Joseph G. Henry. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.29

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and William M. Bambarger, Jr. Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.30

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and Craig T. Bartlett. Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.31

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and Diane L. Leviski. Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.32	Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Willis W. Bixby. Filed herewith.
10.33	Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Willis W. Bixby. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of Ernst & Young LLP. Filed herewith.
23.2	Consent of KPMG LLP. Filed herewith.
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.
31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.
32.01	Written Statement of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.
32.02	Written Statement of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Furnished herewith.