Form 10-K/A
period 2005-12-31
DURATEK INC
filed 2006-04-28
CIK 785186

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

Indicate the number of shares outstanding of each of the registrant’s classes of Common Stock, as of the most recent practicable date.

Class	Outstanding on April 17, 2006
Common stock, par value $0.01 per share	14,886,695 shares

Explanatory Note

This is Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005, which was originally filed with the Securities and Exchange Commission on February 27, 2006. This amendment is being filed to include responses to the items required by Part III, which originally were expected to be incorporated by reference to the Registrant’s definitive Proxy Statement to be delivered to the Registrant’s stockholders in connection with its 2006 Annual Meeting of Stockholders. The original Form 10-K is also amended hereby to revise the cover page thereof to delete the reference to the incorporation by reference of the Proxy Statement in Part III of such report and to indicate that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in such report. No other information in the original filing is amended hereby, and this Form 10-K/A does not otherwise reflect events occurring after the original filing date of February 27, 2006.

Part III

Item 10.                   Directors and Executive Officers of the Registrant

Executive Officers

Information regarding Duratek, Inc.’s (“Duratek”, “we”, “our”, or the “Company”) Executive Officers is set forth in Part I, Item 1 of this annual report under “Business—Executive Officers.”

Directors

Admiral Bruce DeMars Age 70 Executive Committee Compensation Committee Nominating and Corporate Governance Committee

Admiral DeMars has been Chairman of the Board and a director since December 2004. He has been a partner at RSD, LLC, which introduces new products and services to industry and government, since August 2001. Admiral DeMars was appointed the Director of the Naval Nuclear Propulsion Program in 1988. Admiral DeMars also serves on the board of directors of Exelon Corporation, a public utility, McDermott International, Inc., an energy services company, and Oceanworks International, Inc., a company specializing in manned and unmanned subsea work systems for international marine industries. Admiral DeMars also serves on the audit committee of McDermott International, Inc. Admiral DeMars is a graduate of the U.S. Naval Academy.

Michael J. Bayer Age 58 Compensation Committee, Chairman Audit Committee

Mr. Bayer became a director in December 2003.  Mr. Bayer is a consultant to the defense industry and has been since 1992.  Mr. Bayer serves on the board of directors of CACI Inc., an IT and network solutions company, and Cap Gemini Government Solutions LLC, a consulting, technology and outsourcing services company.  He previously served on the board of EG&G Inc., a Department of Defense contractor until its acquisition by URS Inc.  His non-profit service includes CNO Executive Panel, the U.S. European Commander’s Senior Advisory Group, the Sandia National Laboratory’s National Security Advisory Panel, and the Defense Science Board.  Mr. Bayer earned his MBA from Ohio State University and a Juris Doctor from Capital University.

Alan J. Fohrer Age 54 Audit Committee

Mr. Fohrer became a director in January 2004.  Mr. Fohrer has been chief executive officer of Southern California Edison since 2002.  From 2000-2002, Mr. Fohrer was president and chief executive officer of Edison Mission Energy.  From 1996-2000, Mr. Fohrer was executive vice president and chief financial officer of Edison Mission Energy’s parent company, Edison International.  He was also executive vice president and chief financial officer of Southern California Edison from 1996-1999.  He is a member of the Engineering School Board of Councilors of the University of Southern California and the Dean’s Advisory Council for the School of Business at California State University, Los Angeles.  He is also a member of the board of directors of Montgomery Watson Harza, Inc., an international environmental engineering technology company.  Mr. Fohrer earned his B.S. and M.S. degrees in civil engineering from the University of Southern California and an MBA from California State University, Los Angeles.

George V. McGowan Age 77 Audit Committee, Chairman Nominating and Corporate Governance Committee

George V. McGowan has been a director of the Company since April 1997. Mr. McGowan served as chairman of the board and chief executive officer of Baltimore Gas and Electric Company from 1988 to 1992. Mr. McGowan served as chairman of the executive committee and director of Baltimore Gas and Electric Company and Constellation Energy Group until April 2000. Mr. McGowan currently serves as a director of Organization Resources Counselors, Inc. Mr. McGowan has a Bachelor of Science in Mechanical Engineering from the University of Maryland.

Robert E. Prince Age 58 Executive Committee

Robert E. Prince has been our President and Chief Executive Officer since 1990 and a director since 1991. He founded General Technical Services, Inc., one of our predecessors, in October 1984 and was president and chief executive officer from 1987 to 1990. Mr. Prince currently serves on the board of the Nuclear Energy Institute and Wildlife Fawn Rescue. Mr. Prince, a graduate of the U.S. Naval Academy, served as an officer on nuclear submarines. He also has a MBA from the Wharton School of Finance of the University of Pennsylvania and an honorary Ph.D. in Commercial Science from The Catholic University of America. Mr. Prince is a certified naval nuclear engineer.

Admiral James D. Watkins Age 79 Nominating and Corporate Governance Committee, Chairman Compensation Committee

Admiral James D. Watkins has been a director since April 1997. Admiral Watkins served as chairman of the Presidentially-appointed Commission on Ocean Policy from 2001 to 2004.  Admiral Watkins was the president of the Joint Oceanographic Institutions, Inc. from 1993 until 2000 and president of the Consortium for Oceanographic Research and Education from 1994 until March 2001. Admiral Watkins was appointed chief of naval operations in 1982 by President Reagan and served as Secretary of Energy under President Bush from 1989 to 1993. Admiral Watkins, a graduate of the U.S. Naval Academy, also has a Masters in Mechanical Engineering from the U.S. Naval Postgraduate School.

Board of Directors

Our Board of Directors currently consists of 6 directors. Admiral DeMars is the Chairman of the Board. For 2006, the Board has determined that all the directors are “independent directors” under the listing standards of the NASDAQ Stock Market (“NASDAQ”), except for Mr. Prince, who is an employee of the Company. In addition, the Board has determined that each member of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, described below, is an independent director.

As part of fulfilling its duties, the Board undertakes a review of its own performance through a self-evaluation conducted at least once per year. Also, as discussed below, at the Board’s request the Nominating and Corporate Governance Committee has evaluated the composition of the Board and has developed criteria for future Board nominees. In addition, the Board is aware of the need to provide for continuity in the management of the Company, and on an annual basis, the Board reviews the process to be used for succession of executive management. Furthermore, the Board strives to continually ensure that executive management interests are aligned with those of the Company’s stockholders and therefore encourages executive management to use a portion of their salary to acquire shares of the Company’s common stock.

At each meeting of the Board of Directors, time is set-aside for the Company’s independent directors to meet without management present. Admiral DeMars, our Chairman of the Board, presides at these sessions.

Board Committees

The Board of Directors has the following standing committees: (i) an Executive Committee, (ii) a Nominating and Corporate Governance Committee, (iii) a Compensation Committee, and (iv) an Audit Committee.

Executive Committee

The Executive Committee, currently consisting of Admiral DeMars and Mr. Prince, has authority to act on most matters during the intervals between Board meetings; any Executive Committee Actions are ratified by the Board at the succeeding Board meeting. The Executive Committee did not meet in 2005.

 Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee (“Nominating Committee”) was established in March 2004. The members of the Nominating Committee are Admiral Watkins, Chairman, Mr. McGowan, and Admiral DeMars.  The Nominating Committee met twice in 2005.

The Nominating Committee, among other responsibilities:

•                  assists the Board by identifying and reviewing the qualifications of candidates for director and in determining the criteria for new directors;

•                  recommends nominees for director to the Board; and

•                  recommends committee chairs and members and changes in the corporate governance principles of the Board.

The Nominating Committee also reviews succession planning for Board members on an annual basis. In this regard, the Nominating Committee has defined certain characteristics, described below, that it believes any future Board nominee should possess, regardless of whether nominated by the Board or by stockholders.

The Nominating Committee will consider stockholder recommendations for directors, which can be sent to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, Duratek, Inc., 10100 Old Columbia Road, Columbia, Maryland 21046. Stockholder recommendations for director should include: (i) the name and address of the stockholder recommending the person to be nominated, (ii) a representation that the stockholder is a holder of record of stock of Duratek, including the number of shares held and the period of holding, (iii) a description of all arrangements or understandings between the stockholder and the recommended nominee, (iv) such other information regarding the recommended nominee as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (v) the consent of the recommended nominee to serve as a director of Duratek if so elected.

Stockholders’ nominees that comply with these procedures will receive the same consideration that the Nominating Committee’s nominees receive.

To be considered by the Nominating Committee, a director nominee must meet the following minimum criteria:

•                  Director candidates shall have the highest personal and professional integrity;

•                  Director candidates shall have a record of exceptional ability and judgment;

•                  Director candidates must be able and willing to devote the required amount of time to our affairs, including attendance at Board and committee meetings;

•                  Director candidates should have the interest, capacity, and willingness, in conjunction with the other members of the Board, to serve the long-term interests of our stockholders; and

•                  Director candidates shall be free of any personal or professional relationships that would adversely affect their ability to serve the best interests of the Company and its stockholders.

In addition, pursuant to the Nominating Committee’s review of succession planning, the Nominating Committee has defined the following additional criteria that any future Board nominee and the Board as a whole should seek to possess:

•                  Any nominee should have served on at least one other board and have experience in at least one of the following industries, with at least a majority of the Board being recognized as independent under NASDAQ rules: (i) technology deployment, (ii) utility, (iii) U.S. government, (iv) international, (v) business law, and (vi) financial/investment;

•                  All Board members should be financially sophisticated, with at least two being acknowledged financial experts;

•                  All Board members must have an excellent reputation among their peers and be recognized as value-added by the Company’s customers and stockholders;

•                  At least one member of the Board must have experience in a company similar to the Company in a senior leader capacity, such as chief executive officer, chief financial officer, or chief operating officer;

•                  It is desired that there be no overlap between membership of both the Audit Committee and the Compensation Committee;

•                  The Nominating Committee recognizes the value and importance of diversity among Board members. In identifying Board members, the Committee seeks Board members who would be qualified to serve as Chairman of the Board or Chairman of the Audit Committee, Compensation Committee, or Nominating Committee.

The Nominating Committee, with the help of senior management and, as needed, a retained search firm, screens the candidates, performs reference checks, prepares a biography for each candidate for the Nominating Committee to review, and conducts interviews. The Nominating Committee and Duratek’s Chief Executive Officer interview candidates that meet the criteria, and the Nominating Committee selects nominees that best suit the Board’s needs to recommend to the full Board.

The Nominating Committee has adopted a written charter and you can access the charter electronically at the “Corporate Governance” section on the investor page of our website at www.duratekinc.com or you may request a copy from us by writing to us at Duratek, Inc., Attention: Corporate Secretary, 10100 Old Columbia Road, Columbia, Maryland 21046.

Compensation Committee

The Compensation Committee currently consists of Mr. Bayer, Chairman, Admiral Watkins, and Admiral DeMars.  The Compensation Committee met seven times in 2005.

The Compensation Committee’s responsibilities include: (i) overseeing our incentive compensation plans and equity-based plans, (ii) annually reviewing and approving the corporate goals and objectives relevant to the compensation for the Chief Executive Officer and other executive officers, (iii) reviewing and setting the Chief Executive Officer’s compensation, and (iv) reviewing, recommending, and setting the Directors’ compensation.

The Compensation Committee has adopted a written charter and you can access the charter electronically at the “Corporate Governance” section on the investor page of our website at www.duratekinc.com or you may request a copy by writing to us at Duratek, Inc., Attention: Corporate Secretary, 10100 Old Columbia Road, Columbia, Maryland 21046.

Audit Committee

We have an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee currently consists of Mr. McGowan, Chairman, Mr. Fohrer, and Mr. Bayer.  Each member of the Audit Committee is an “independent director”, as defined by audit committee independence standards of the SEC promulgated under SEC Rule 10A-3(b) and the listing standards of the NASDAQ. The Board has determined that Mr. Fohrer is a “financial expert”, as defined by the rules of the SEC. The Audit Committee met ten times in 2005.

The Audit Committee’s responsibilities include: (i) reviewing the independence, qualifications, services, fees, and performance of the independent auditors, (ii) appointing, replacing, and discharging the independent auditors, (iii) approving the professional services provided by the independent auditors, (iv) reviewing the scope of the annual audit and reports and recommendations submitted by the independent auditors, and (v) reviewing our financial reporting and accounting policies, including any significant changes, with management and the independent auditors.

The Audit Committee has adopted a written charter and you can access the charter electronically at the “Corporate Governance” section on the investor page of our website at www.duratekinc.com or you may request a copy by writing to us at Duratek, Inc., Attention: Corporate Secretary, 10100 Old Columbia Road, Columbia, Maryland 21046.

Section 16(a) Beneficial Ownership Reporting Compliance

The Exchange Act requires our directors and executive officers and the beneficial owners of more than 10% of any class of our equity securities to file reports of ownership of our equity securities and to furnish these reports to us. Based solely on a review of such reports for 2005, we believe that these persons and entities filed all the reports required by the Exchange Act on a timely basis with the exception of Admiral Watkins who failed to timely file a Form 4 relating to the sale on May 5, 2005, in two transactions, of a total of 900 shares of common stock owned by him.

Code of Ethics

As part of our system of corporate governance, we have adopted a code of ethics that is specifically applicable to our Chief Executive Officer and President, Chief Financial Officer and Controller. You can access this code of ethics electronically at the “Corporate Governance” section on the investor page of our website at www.duratekinc.com or you may request a copy by writing to us at Duratek, Inc., Attention: Corporate Secretary, 10100 Old Columbia Road, Columbia, Maryland 21046. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the code of ethics by posting such information on our website at the address above.

Item 11.                   Executive Compensation

The following table sets forth certain information concerning the compensation for the last three completed fiscal years of our Chief Executive Officer and the next four of our most highly compensated executive officers.

SUMMARY COMPENSATION TABLE

	Annual Compensation(1)				Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(2)	Securities Underlying Options (#)(3)	All Other Compensation ($)(4)

Robert E. Prince	2005	354,358	116,838	—	14,000	7,000
President and	2004	314,566	191,418	446,260	35,000	6,500
Chief Executive Officer	2003	286,553	174,008	329,981	25,000	6,000

Robert F. Shawver	2005	231,324	64,148	—	10,000	6,962
Executive Vice President	2004	205,427	103,251	301,910	25,000	6,500
and Chief Financial Officer	2003	197,781	99,756	199,149	20,000	6,000

C. Paul Deltete	2005	222,676	61,107	—	8,000	5,816
Senior Vice President	2004	202,654	101,930	—	20,000	5,688
	2003	193,984	123,009	—	15,000	5,899

William R. Van Dyke	2005	253,381	68,870	—	8,000	6,356
Senior Vice President	2004	230,734	115,887	—	20,000	6,500
	2003	223,857	112,507	—	15,000	6,000

Michael F. Johnson	2005	221,912	64,162	—	8,000	5,885
Senior Vice President	2004	202,654	101,930	—	20,000	5,688
	2003	193,571	118,009	—	15,000	5,524

(1)                      No executive officer named above received any perquisites and other personal benefits, securities or property, the aggregate amount of which exceeded the lesser of either $50,000 or 10% of the total annual salary and bonus reported for 2005 in the Summary Compensation Table.

(2)                      Represents cash awards under our Senior Executive Long Term Performance Award Plan with respect to the achievement of performance criteria in 2003 and 2004.

(3)                      Includes options to purchase common stock that were granted on February 15, 2005, January 8, 2004, and March 10, 2003 for Messrs. Prince, Shawver, Deltete, Van Dyke, and Johnson.

(4)                      Consists of Company matching contributions to the Company’s 401(k) Plan.

Options Granted in Last Fiscal Year

The following table sets forth-certain information relating to options granted in 2005 to purchase shares of our common stock for the executive officers whose compensation is reported in the Summary Compensation Table.

Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted in Fiscal Year	Exercise or Base Price per Share (1)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (2)
					5%	10%
Robert E. Prince	14,000	9.8%	$22.33	2/15/2015	$196,616	$498,236
Robert F. Shawver	10,000	7.0%	22.33	2/15/2015	140,440	355,883
C. Paul Deltete	8,000	5.6%	22.33	2/15/2015	112,352	284,706
William R. Van Dyke	8,000	5.6%	22.33	2/15/2015	112,352	284,706
Michael F. Johnson	8,000	5.6%	22.33	2/15/2015	112,352	284,706

(1)                                  Options were granted at 100% of fair market value on the date of the grant.  The options vest 20% per year beginning one year after grant and expire in ten years.

(2)                                  These dollar amounts are the result of calculations of assumed annual rates of stock price appreciation from the dates of the grant of the option awards to the date of the expiration of such options of 5% and 10%, the two assumed rates being required under the rules of the SEC.  Based on these assumed annual rates of stock price appreciation of 5% and 10%, the Company’s stock price at February 15, 2015, is projected to be $36.374 and $57.918, respectively.  These assumptions are not intended to forecast future appreciation of our stock price.  Our stock price may increase or decrease in value over the time period set forth above.  The potential realizable value computation does not take into account federal or state income tax consequences of option exercises or sales of appreciated stock.

Aggregated Option Exercises
and Fiscal Year-End Option Value Table

 The following table sets forth certain information concerning the exercise of stock options, the number of unexercised options, and the value of unexercised in-the-money options at the end of 2005 for the executive officers whose compensation is reported in the Summary Compensation Table.

AGGREGATED OPTION EXERCISES

DURING 2005 AND YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at December 31, 2005 Exercisable / Unexercisable	Value of Unexercised In- -the-Money Options at December 31, 2005(1) Exercisable / Unexercisable

Robert E. Prince	53,536	$967,915	226,778/72,000	$ 1,906,517/$308,470
Robert F. Shawver	—	—	35,300/53,200	$ 207,479/$234,032
C. Paul Deltete	—	—	56,000/42,000	$ 444,405/$183,770
William R. Van Dyke	2,800	$52,085	21,400/44,600	$ 146,464/$206,068
Michael F. Johnson	11,000	$140,710	0/41,000	$ 0/172,660

(1)                                  Calculated based on the closing price of our common stock ($14.93) as reported by the NASDAQ National Market on December 30, 2005.  An “In-the-Money” option is an option for which the option price of the underlying stock is less than the market price of the underlying stock at December 30, 2005, and all of the value shown reflects stock price appreciation since the granting of the option.

Director Fees

For 2005, Mr. McGowan and Mr. Bayer each received $30,000 for their service on the Board of Directors and the Board committees on which they served as Chairman.  Mr. Fohrer received $27,000 for his service on the Board and for serving on the Audit Committee. Admiral Watkins received $25,000 for his service on the Board and for serving on the Compensation Committee and on the Nominating Committee.  In addition, Admiral Watkins and Messrs. McGowan, Fohrer, and Bayer each were granted options to purchase 4,000 shares of common stock at the fair market value of such shares at the time of the grant.  Admiral DeMars, who serves as non-executive Chairman, received $50,000 in 2005 and was granted options to purchase 16,000 shares of common stock at the fair market value of such shares at the time of the grant.  Mr. Prince did not receive any compensation for his service on the Board of Directors or any committees thereof during 2005.

Compensation Committee Interlocks and Insider Participation

During 2005, Mr. Bayer, Admiral Watkins, and Admiral DeMars all served as members of the Compensation Committee.  No current or previous member of the Compensation Committee during 2005 is or was an officer or employee of the Company or any of its subsidiaries. No executive officer of the Company served as a member of the board of directors or compensation committee of another entity who had an executive officer serving as a director or member of the Compensation Committee of the Company.

Employment, Retention, and Severance Agreements

In February 2005, the Compensation Committee began to discuss the review and redesign of Duratek’s compensation and short and long-term incentive programs for senior executives and other managerial personnel. After reviewing the capabilities of a number of independent compensation consultants, in May 2005, the Compensation Committee engaged Hewitt Associates, Inc., an internationally recognized compensation-consulting firm. The Hewitt Associates engagement was on customary terms.

Hewitt Associates conducted a study of Duratek’s programs for compensating its senior executives and other managerial personnel. This study compared Duratek’s compensation levels with other companies in Duratek’s industries and with that of companies with revenue similar to Duratek. The study analyzed salaries, bonuses, and long-term incentives. The Compensation Committee considered the results of this study as part of its determination as to what it believed would be a fair compensation program in view of Duratek’s earnings, returns, and other corporate goals.

Through February 1, 2006, the Compensation Committee worked with Hewitt Associates and Duratek’s management to review current compensation programs and design new programs that (1) were best designed to align management and stockholder interests, (2) would provide short and long-term awards partly in cash and partly in stock, and (3) would reduce the dilutive effect of a compensation program that was more heavily weighted with stock options and other forms of equity-based compensation. The Compensation Committee’s philosophy was to concentrate the use of equity incentives with more senior executives who might have the ability and intent to retain stock that became vested under equity awards, while more broad based plans might consist of cash award plans that were designed to meet shorter and longer term financial performance targets. During this period, the Compensation Committee met on five occasions, with Hewitt Associates representatives participating in each meeting.

As a consequence of the merger proposal from EnergySolutions, LLC, the Compensation Committee decided not to implement comprehensive compensation program changes that otherwise would have been made if Duratek were to remain as an independent company. Instead, the Compensation Committee recommended and the Board adopted a cash incentive program for executive officers and key leaders that would provide an additional cash incentive for 2006 performance only, based on achievement of an EBITDA target, in lieu of equity grants that might have been made under prior plans or revised equity plans that would have been adopted but for the merger.

This process also provided the Compensation Committee with perspectives about Duratek’s executive compensation compared to other comparable companies through comparison with information available from Hewitt’s databases for a selected group of companies that we believe are some of our competitors in recruiting the best executives. The Compensation Committee used this information in considering employment, incentive, and retention issues arising in connection with the merger negotiations and to support a decision to make certain changes to compensation arrangements for certain executive officers to bring them more closely in line with comparable company data reviewed by the Compensation Committee for the purpose of ensuring continuity in Duratek’s management team if the merger were not consummated.

As a result of this review process, the Compensation Committee and the Board concluded that stockholder interests would be best served by Duratek entering into new or amended employment agreements and/or severance or retention agreements with certain of its executive officers that would provide retention and severance incentives to these executive officers. Duratek entered into amended and restated executive employment agreements with Robert E. Prince and Robert F. Shawver. Duratek also entered into an executive employment agreement and a letter agreement with Admiral Joseph G. Henry and into severance agreements with the following executive officers: William M. Bambarger, Jr., Craig T. Bartlett, and Diane L. Leviski.

In addition, Willis W. Bixby, Jr., C. Paul Deltete, Michael F. Johnson, William R. Van Dyke, and Regan E. Voit are parties to employment agreements with Duratek that provide for certain severance benefits following the merger.

Amended and Restated Executive Employment Agreements

The amended and restated executive employment agreements with Messrs. Prince and Shawver provide that if the officer is terminated without cause by Duratek or terminates his employment for good reason, other than within twelve months after a change of control, each officer will be entitled to receive a lump sum payment equal to two times the sum of (i) his annual salary and (ii) the product of (x) his annual salary and (y) the highest bonus award percentage applicable to the officer during the three years preceding the year in which the termination takes place. “Good Reason,” as defined in these agreements, includes any termination by the officer of his employment following a change of control. The amended and restated executive employment agreements also provide that Duratek will pay the officer the foregoing severance amount if a change of control occurs and the officer leaves the employment of Duratek within twelve months of the change of control (other than because of termination for cause, death, permanent disability, or because the officer terminates his employment for any reason other than good reason). In addition, if Duratek gives the officer less than six months notice of termination (other than in the case of termination for cause), Duratek will pay the officer his salary for the remainder of the six-month period. Both of the amended and restated executive employment agreements provide that the executive will receive an additional payment from Duratek to compensate the executive in the event that excise taxes are imposed on certain payments by Duratek to the executive in connection with a change of control of Duratek.

Agreements with Admiral Joseph G. Henry

Adm. Henry’s executive employment agreement provides that if his employment is terminated by Duratek without cause or by Adm. Henry for good reason, other than within twelve months after a change of control, Adm. Henry will be entitled to severance benefits consisting of twelve months salary and benefits continuation. If Adm. Henry’s employment is terminated within twelve months of a change of control by Duratek (other than because of termination for cause, death, permanent disability, or because the officer terminates his employment for any reason other than good reason), his executive employment agreement provides that in addition to paying him the foregoing severance payments, if Duratek gives him less than six months notice of termination (other than in the case of termination for cause), Duratek will also pay his salary for the remainder of the six-month period. Adm. Henry’s executive employment agreement provides that he will receive an additional payment from Duratek to compensate him in the event that excise taxes are imposed on certain payments by Duratek to him in connection with a change of control of Duratek.

In addition, Duratek has entered into a letter agreement with Adm. Henry that provides that if Adm. Henry continues to be employed by Duratek three months following a change of control (or three months after the termination of the definitive agreement for the change of control if the change of control is not consummated), he will receive a retention bonus of $100,000 at the conclusion of the applicable three-month period (even if there is a termination of his employment without cause or if he resigns for good reason during such three-month period).

Employment Agreements with Messrs. Bixby, Deltete, Johnson, Van Dyke, and Voit

Under the executive employment agreements with Messrs. Bixby, Deltete, Johnson, Van Dyke, and Voit, if the officer is terminated by Duratek without cause or the officer resigns for good reason, Duratek will pay to the officer his base salary, then in effect, for a period of twelve months from the date of termination and will maintain certain employee benefits for a period of twelve months from the date of termination. If the officer’s employment with Duratek is terminated for any reason within twelve months of a change of control (other than because of termination for cause, death, permanent disability, or because the officer terminates his employment for any reason other than good reason), Duratek will continue to pay the officer’s salary for a period of twelve months from the date of termination and will maintain certain employee benefits for a period of twelve months from the date of termination. Each of the executive employment agreements provides that the officer will receive an additional payment from Duratek to compensate the officer in the event that excise taxes are imposed on certain payments by Duratek to the officer in connection with a change of control of Duratek.

Severance Agreements for Messrs. Bambarger and Bartlett and Ms. Leviski

The severance agreements for Messrs. Bambarger and Bartlett and Ms. Leviski provide for a severance payment to the officer in the event the officer is terminated without cause or resigns for good reason within twenty-four months (twelve months in the case of Mr. Bartlett) of a change of control of Duratek. The severance payment equals twelve months of the respective officer’s base salary. Each officer also is entitled to continued employee benefits for a period of twelve months, subject to certain limitations. Additionally, if Duratek gives the officer less than six months notice of termination (other than in the case of termination for cause), Duratek will also pay the officer his or her salary for the remainder of the six-month period.

The severance agreements also provide that if the officer continues to be employed by Duratek three months following a change of control (or three months after the termination of the definitive agreement for the change of control if the change of control is not consummated), he or she will receive a retention bonus of $60,000 at the conclusion of the applicable three-month period (even if there is a termination of the officer’s employment without cause or if the officer resigns for good reason during such three-month period).

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 17, 2006, the amount and percentage of our outstanding common stock beneficially owned by:

•                  each of our directors;

•                  our Chief Executive Officer and the next four most highly compensated current executive officers;

•                  all of our directors and executive officers as a group; and

•                  all persons, to our knowledge, beneficially owning more than five percent of our common stock.

Unless otherwise noted in the table, the address for each stockholder is in care of Duratek, Inc. at 10100 Old Columbia Road, Columbia Maryland, 21046.

	Number of Shares Beneficially Owned (1)		Percent of Class Outstanding(1)(2)
Name of Beneficial Owners

Michael J. Bayer	8,591	(3)		*
Admiral Bruce DeMars	3,200	(4)		*
Alan J. Fohrer	4,800	(5)		*

George V. McGowan	42,300	(6)	*
Robert E. Prince	470,649	(7)	3.1%
Admiral James D. Watkins	18,800	(8)	*
C. Paul Deltete	78,051	(9)	*
Michael F. Johnson	16,259	(10)	*
Robert F. Shawver	90,064	(11)	*
William R. Van Dyke	37,937	(12)	*
Directors and executive officers as a group (16)	854,670	(13)	5.5%

Name and Address of 5% Holders of Common Stock

Tontine Capital Partners, L.P. and Affiliates 55 Railroad Ave, 3rd Floor Greenwich, CT 06830	1,917,137	(14)	12.9%

Fiduciary Management, Inc. 100 East Wisconsin Ave., Suite 2200 Milwaukee, WI 53202	1,222,935	(15)	8.2%

WEDGE Capital Management L.L.P. 301 South College Street, Suite 2920 Charlotte, NC 28202	969,212	(16)	6.5%

Dreman Value Management LLC 520 East Cooper Ave., Suite 230-4 Aspen, CO 81611	957,250	(17)	6.4%

Deutsche Bank AG and Affiliates Taunusanlage 12, D-60325 Frankfurt am Main Germany	931,550	(18)	6.3%

*                                         Less than one percent

(1)                                  Beneficial ownership is determined in accordance with the rules of the SEC and generally includes shares of common stock to which the person has sole or shared voting or investment power with respect to shares of common stock including those shares that the person has the right to acquire within 60 days after April 17, 2006, through the exercise of any stock option or other right. Shares of common stock subject to options or rights currently exercisable or exercisable within 60 days of April 17, 2006 are deemed outstanding for purposes of computing the percentage ownership of the person holding such option or right but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except where indicated otherwise, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(2)                                  Based on 14,886,695 shares of the Company’s common stock outstanding on April 17, 2006.

(3)                                  Includes options to purchase 4,800 shares of the Company’s common stock held by Mr. Bayer which are exercisable within 60 days of April 17, 2006.

(4)                                  Consists of options to purchase 3,200 shares of the Company’s common stock held by Adm. DeMars which are exercisable within 60 days of April 17, 2006.

(5)                                  Consists of options to purchase 4,800 shares of the Company’s common stock held by Mr. Fohrer which are exercisable within 60 days of April 17, 2006.

(6)                                  Includes options to purchase 38,800 shares of the Company’s common stock held by Mr. McGowan which are exercisable within 60 days of April 17, 2006.

(7)                                  Includes 121,539 shares of the Company’s common stock held in trust pursuant to the Deferred Compensation Plan and options to purchase 251,578 shares of the Company’s common stock held by Mr. Prince which are exercisable within 60 days of April 17, 2006.

(8)                                  Includes options to purchase 18,800 shares of the Company’s common stock held by Adm. Watkins which are exercisable within 60 days of April 17, 2006.

(9)                                  Includes options to purchase 70,600 shares of the Company’s common stock held by Mr. Deltete which are exercisable within 60 days of April 17, 2006.

(10)                            Includes options to purchase 12,600 shares of the Company’s common stock held by Mr. Johnson which are exercisable within 60 days of April 17, 2006.

(11)                            Includes 36,391 shares of the Company’s common stock held in trust pursuant to the Deferred Compensation Plan and options to purchase 53,500 shares of the Company’s common stock held by Mr. Shawver which are exercisable within 60 days of April 17, 2006.

(12)                            Includes options to purchase 35,000 shares of the Company’s common stock held by Mr. Van Dyke which are exercisable within 60 days of April 17, 2006.

(13)                            Includes options to purchase 567,198 shares of the Company’s common stock held by the Company’s directors and executive officers which are exercisable within 60 days of April 17, 2006.

(14)                            Based solely on an amendment to a Schedule 13G filed by Tontine Capital Partners, L.P. (“TCP”), Tontine Capital Management, L.L.C. (“TCM”), and Jeffrey L. Gendell (“Mr. Gendell,” and collectively the “Filing Persons”) on February 14, 2006. Mr. Gendell as Managing Member of TCM directs the operations of TCM. TCM is the general partner of TCP and has the power to direct the affairs of TCP. The Filing Persons have shared voting and dispositive power over all the shares.

(15)                            Based solely on a Schedule 13G filed by Fiduciary Management, Inc. (“FMI”) on January 27, 2006. FMI is a registered investment adviser and the shares to which the Schedule 13G relates are owned directly by various accounts managed by FMI. FMI has sole voting and dispositive power with respect to 1,217,135 shares. FMI has shared voting and dispositive power with respect to 5,800 shares.

(16)                            Based solely on a Schedule 13G filed by WEDGE Capital Management, L.L.P. (“WCM”) on January 11, 2006. WCM has sole voting and dispositive power with respect to the shares.

(17)                            Based solely on a Schedule 13G filed by Dreman Value Management LLC (“DVM”) on February 10, 2006. DVM has shared voting power and sole dispositive power with respect to the shares.

(18)                            Based solely on a Schedule 13G filed by Deutsche Bank AG (“DB”), Deutsche Bank Trust Corp. Americas (“DBT”), and Deutsche Asset Management, Inc. (“DAM”) on February 7, 2006. DB is the parent holding company for DBT, a Bank, and DAM, a registered investment adviser. DB has sole voting power and shared dispositive power over all the shares. DBT has sole voting and dispositive power over 450 shares. DAM has sole voting and dispositive power over 931,500 shares.

On February 6, 2006, Duratek executed a definitive merger agreement providing for the acquisition of Duratek, Inc. by EnergySolutions, LLC. EnergySolutions, LLC will acquire in the proposed merger all of the outstanding shares of Duratek, Inc. for $22 per share in cash.

Equity Compensation Plan Information

The table below sets forth the following information as of the end of our 2005 fiscal year for all compensation plans previously approved by our stockholders and all compensation plans not previously approved by our stockholders:

(1)	the number of securities to be issued upon the exercise of outstanding options, rights, and warrants;
(2)	the weighted-average exercise price of such outstanding options, rights, and warrants; and
(3)	other than securities to be issued upon the exercise of such outstanding options, rights, and warrants, the number of securities remaining available for future issuance under the plans.

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options	(b) Weighted-Average Exercise Price of Outstanding Options	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity compensation plans approved by stockholders	1,426,528	$7.15	3,710,899

Equity compensation plans not approved by stockholders	—	—	39,501

Total	1,426,528	$7.15	3,750,400

The equity compensation plans approved by our stockholders are the 1984 Stock Option Plan, the 1999 Stock Option and Incentive Plan, and the Employee Stock Purchase Plan. The equity compensation plan not approved by our stockholders is the 1996 Employee Stock Award Plan.

Options to purchase common stock under our stock option plans are granted at prices as determined by the Compensation Committee, but shall not be less than the fair market value of our common stock on the date of grant. The options are qualified and non-qualified and generally vest over a period of up to five years. The exercise dates and expiration of options (up to a maximum of ten years from the date of grant) are determined by the Compensation Committee.

Under the terms of the 1996 Employee Stock Award Plan, we award each employee $500 worth of our common stock, based on the closing price of our common stock on the NASDAQ National Market on the last trading day of the month prior to the date of issuance, on the one year and twenty-fifth year anniversaries of the employee’s commencement of employment with us.  On the thirtieth and thirty-fifth year anniversaries of the employee’s commencement of employment with us, we award each employee $750 and $1,000 worth of our common stock, respectively.

Under the Employee Stock Purchase Plan, employees of the Company and its participating subsidiaries who have completed three months of continuous employment are eligible to purchase our common stock, generally at a 15% discount to the fair market value of the common stock.  To enroll in the Plan, a qualifying employee must elect to have up to 10% of his or her base pay withheld, with such withholdings later applied toward the purchase price for the common stock.  The common stock to be delivered under the plan is acquired through purchases by us on the open market.  As of December 31, 2005, 96,701 shares of common stock have been purchased under this plan leaving 903,299 available to be delivered under the plan.

Item 13.                   Certain Relationships and Related Transactions

None.

Item 14.                   Principal Accountant Fees and Services

Principal Accountant Fees and Services

Fee Category	2005 Fees	2004 Fees
Audit Fees	$883,000	$712,037
Audit-Related Fees	$39,700	$291,108
Tax Fees	$352,600	$622,914
All Other Fees	$—	$—

Total Fees	$1,275,300	$1,626,059

The following is a summary of the fees billed to Duratek by Ernst & Young LLP (E&Y) and KPMG LLP (KPMG) for professional services rendered for the years ended December 31, 2005 and 2004.

Audit Fees.  Consists of fees billed for the audit of our consolidated financial statements, (including the audit of internal control) included in our Form 10-K, and review of the interim consolidated financial statements included in our Forms 10-Q.

Audit-Related Fees.  Consists of fees billed for services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.”  For 2005, these services included financial due diligence in connection with proposed acquisitions. For 2004, these services included consultations related to the Sarbanes-Oxley Act, consultations concerning financial accounting and reporting standards, audits of certain of our joint ventures, and audits of certain of our employee benefit plans.

Tax Fees.  Consists of fees billed for tax advice, tax planning, and tax compliance.

All Other Fees.  There were no other fees billed by E&Y or KPMG during 2005 or 2004.

Policy on Audit Committee Pre-Approval of Audit Services and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services performed by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. For audit services, the independent auditor provides an engagement letter to the Audit Committee, outlining the scope of the audit and related audit fees.

For non-audit services, from time to time our senior management will submit to our Audit Committee for approval non-audit services that it recommends the Audit Committee engage the independent auditor to provide for the fiscal year. Our senior management and the independent auditor will each confirm to our Audit Committee that each non-audit service is permissible under all applicable legal requirements. A budget, estimating non-audit service spending for the fiscal year, will be provided to the Audit Committee along with the request. The Audit Committee must approve both permissible non-audit services and the budget for such services. The Audit Committee will be informed periodically as to the status of such non-audit services provided by the independent auditor pursuant to this pre-approval process.

The Audit Committee may delegate pre-approval authority to its Chairman in between its formal meetings. The Chairman must report any decisions to the Audit Committee at the next scheduled meeting.

Part IV

Item 15.                   Exhibits and Financial Statement Schedules

(b)	Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DURATEK, INC.

Dated: April 28, 2006	/s/Robert E. Prince
Robert E. Prince
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

April 28, 2006	/s/Robert E. Prince
Robert E. Prince
President and Chief Executive Officer

Principal Financial Officer:

April 28, 2006	/s/Robert F. Shawver
Robert F. Shawver
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

April 28, 2006	/s/William M. Bambarger, Jr.
William M. Bambarger, Jr.
Vice President, Corporate Controller and Chief Accounting Officer

The Board of Directors:

April 28, 2006	/s/Admiral Bruce DeMars
Admiral Bruce DeMars

April 28, 2006	/s/Admiral James D. Watkins
Admiral James D. Watkins

April 28, 2006	/s/George V. McGowan
George V. McGowan

April 28, 2006	/s/Michael J. Bayer
Michael J. Bayer

April 28, 2006	/s/Alan J. Fohrer
Alan J. Fohrer

EXHIBITS INDEX

Exhibit No.
31.01	Certification of Chief Executive Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.

31.02	Certification of Chief Financial Officer Pursuant to Rule 13a-14a/15d-14a. Filed herewith.