Form 10-Q
period 2006-03-31
DURATEK INC
filed 2006-05-08
CIK 785186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                Accelerated filer  ☒                Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares outstanding of each of the issuer’s classes of common stock as of May 1, 2006:

Class of stock	Number of shares
Common stock, par value $0.01 per share	14,886,695

DURATEK, INC.

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

Part I   Financial Information

Item 1. Financial Statements

DURATEK, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands of dollars, except share amounts)

	March 31,	December 31,
	2006	2005
Assets	(unaudited)	*
Current assets:
Cash and cash equivalents	$8,995	$18,440
Accounts receivable, net of allowance for doubtful accounts of $19 in 2006 and $18 in 2005	38,391	36,247
Cost and estimated earnings in excess of billings on uncompleted contracts	34,742	14,417
Prepaid expenses and other current assets	7,439	5,694
Total current assets	89,567	74,798

Retainage	76	1,039
Property, plant and equipment, net	60,597	61,802
Goodwill	72,129	72,129
Other intangible assets	2,464	2,708
Decontamination and decommissioning trust fund	19,329	19,295
Other assets	13,048	32,143
Total assets	$257,210	$263,914

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$658	$708
Accounts payable	9,519	11,894
Due to State of South Carolina	8,264	6,911
Accrued expenses and other current liabilities	19,106	21,783
Unearned revenues	10,382	13,359
Waste processing and disposal liabilities	5,306	4,300
Total current liabilities	53,235	58,955

Long-term debt, less current portion	63,698	68,648
Facility and equipment decontamination and decommissioning liabilities	39,166	38,927
Other noncurrent liabilities	7,464	7,525
Total liabilities	163,563	174,055

Stockholders’ equity:
Preferred stock — $0.01 par value; authorized 4,740,000 shares; none issued	—	—

Series B junior participating preferred stock, $0.01 par value; 100,000 shares authorized; none issued	—	—
Common stock — $0.01 par value; authorized 35,000,000 shares; issued 16,499,071 shares at March 31, 2006 and 16,470,624 shares at December 31, 2005	165	165
Capital in excess of par value	90,447	89,891
Employee stock trust	1,323	1,323
Retained earnings	12,612	9,380
Treasury stock at cost, 1,770,306 shares at March 31, 2006 and December 31, 2005	(10,900)	(10,900)
Total stockholders’ equity	93,647	89,859
Total liabilities and stockholders’ equity	$257,210	$263,914

* The Consolidated Balance Sheet as of December 31, 2005 has been derived from our audited Consolidated Balance Sheet included in our Annual Report on Form 10-K for the year ended December 31, 2005.

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

(in thousands, except per share amounts)

	Three months ended
	March 31, 2006	April 1, 2005
	(unaudited)
Revenues	$73,437	$70,612
Cost of revenues	54,519	52,880
Gross profit	18,918	17,732
Selling, general and administrative expenses	11,908	8,413
Income from operations	7,010	9,319
Interest expense	(1,685)	(1,489)
Other income, net	166	73
Income before income taxes and equity in income of joint ventures	5,491	7,903
Income taxes	2,350	3,046
Income before equity in income of joint ventures	3,141	4,857
Equity in income of joint ventures	91	3
Net income	$3,232	$4,860
Weighted average common stock outstanding:
Basic	14,866	14,664
Diluted	15,240	15,268
Income per share:
Basic	$0.22	$0.33

Diluted	$0.21	$0.32

See accompanying notes to consolidated financial statements.

DURATEK, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(in thousands of dollars)

	Three months ended
	March 31, 2006	April 1, 2005
	(Unaudited)
Cash flows from operating activities:
Net income	$3,232	$4,860
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,525	2,613
Share-based compensation expense	346	—
Equity in income of joint ventures, net of distributions	(149)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(2,144)	(3,043)
Costs and estimated earnings in excess of billings on uncompleted contracts	(1,352)	(5,915)
Prepaid expenses and other current assets	(653)	2,511
Accounts payable and accrued expenses and other current liabilities	(5,035)	(14,300)
Due to State of South Carolina	1,353	1,846
Unearned revenues	(2,977)	(3,149)
Waste processing and disposal liabilities	1,006	(1,397)
Facility and equipment decontamination and decommissioning liabilities	205	250
Retainage	(100)	63
Other	179	585
Net cash used in operating activities	(3,564)	(15,084)

Cash flows from investing activities:
Additions to property, plant and equipment	(883)	(1,345)
Other	(29)	(34)
Net cash used in investing activities	(912)	(1,379)
Cash flows from financing activities:
Repayments of long-term debt	(5,000)	(215)
Repayments of capital lease obligations	(173)	(90)
Proceeds from issuance of common stock	204	676
Deferred financing costs paid	—	(127)
Net cash (used in) provided by financing activities	(4,969)	244
Net decrease in cash	(9,445)	(16,219)
Cash and cash equivalents, beginning of period	18,440	23,296
Cash and cash equivalents, end of period	$8,995	$7,077

Supplemental disclosure of non-cash financing activities:

During the three months ended March 31, 2006, we entered into $55 in capital lease agreements to finance the purchase of machinery and computer equipment. During the three months ended April 1, 2005, we entered into $666 in capital lease agreements to finance the purchase of computer and equipment.

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

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires our management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and revenues and expenses recognized during the reporting period. All adjustments (consisting of normal recurring accruals) that, in the opinion of management, are necessary for the fair presentation of this interim financial information have been included. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates. Results of interim periods are not necessarily indicative of results to be expected for the year as a whole. The effect of seasonal business fluctuations and the occurrence of many costs and expenses in annual cycles require certain estimations in the determination of interim results. The information contained in these interim financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2005.

(b)   Fiscal Quarters

The first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter and the fiscal year ends on December 31. The interim financial results presented herein are as of March 31, 2006 and for the three months ended March 31, 2006 and April 1, 2005.

(c)   Reclassifications

Certain amounts for 2005 have been reclassified to conform to the presentation for 2006.

2.    Share-Based Compensation

Description of the Plan

In May 2000, our stockholders approved the 1999 Stock Option and Incentive Plan which authorizes a committee of the Board of Directors to grant various types of incentive awards (including incentive stock options, non-qualified options, stock appreciation rights, restricted shares, and performance units on shares) to our directors, officers, and employees for issuance of up to 5,000 shares of Common Stock in the aggregate. We granted options in 1999 and prior years pursuant to the 1984 Stock Option Plan. No options have been granted subsequent to February 15, 2005. As of March 31, 2006, we had 1,362 outstanding options. Options granted typically vest over five years based on continued service and have a ten-year term.

Impact of the Adoption of SFAS No. 123(R)

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and had adopted only the disclosure requirements of SFAS No. 123.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation expense that we recognized for the three months ended March 31, 2006 included compensation expense for all share-based payments granted prior to, but not yet fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. There were no options granted during the three months ended March 31, 2006. For the three months ended March 31, 2006, we recognized $346 pre-tax share-based compensation expense, of which $331 is included in selling, general and administrative expenses and $15 is included in cost of revenues, which decreased income before income taxes, and the impact to net income was a decrease of $199. The impact on basic earnings per share was $0.01 and on diluted earnings per share was $0.02 for the three months ended March 31, 2006. Prior to the adoption of SFAS No. 123(R), we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our statement of cash flows. SFAS No. 123(R) requires the cash flows resulting from the tax benefits or tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. The determination of the amount of excess tax benefits is not required during interim reporting periods. We classified $346 as a reconciling item from net income to cash flow from operations. Because we elected to use the modified prospective transition method, results for prior periods have not been restated. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107, which provides supplemental implementation guidance for SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

Comparable Disclosures

The following table illustrates the effect on our net income and net income per share for the three months ended April 1, 2005 as if we had applied the fair value recognition provisions of SFAS No. 123 to share-based compensation using the Black-Scholes valuation model:

	Three months ended
	March 31, 2006	April 1, 2005
Net income, as reported in prior year		$4,860
Deduct: total share-based employee compensation expense determined under fair-value-based method for all awards, net of taxes		342
Net income, including share-based employee compensation	$3,232	$4,518
Income per share:
Basic - as reported	$0.22	$0.33
Basic - pro forma		$0.31
Diluted - as reported	$0.21	$0.32
Diluted - pro forma		$0.30

Determining Fair Value

Following are the key assumptions required under SFAS No.123(R) to compute the grant date fair value:

Valuation and Amortization Method:  We estimate the fair value of stock options granted using the Black-Scholes option valuation model. We amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods.

Expected Term: The expected term of options granted represents the period of time that they are expected to be outstanding. Our estimated expected term is 5.5 years.

Expected Volatility:  Volatility was measured for a period equal to the expected term and is fixed. Under FAS 123(R) and SAB No. 107, implied volatility must be considered. We utilize the historical average daily closing share price by month to calculate the expected volatility. As of March 31, 2006, the calculation includes 123 months.

Risk-Free Interest Rate: We based the risk-free interest rates on the U.S. Treasury constant nominal 10-year rates.

Dividends: The Company has never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we used an expected dividend yield of zero in the Black-Scholes option valuation model.

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

Goodwill is tested annually for impairment, and is reviewed for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. During the first quarters of 2006 and 2005, we tested our goodwill in accordance with the SFAS No. 142, Goodwill and Other Intangible Assets, and concluded that no impairment charge was required.

Other intangible assets subject to amortization consist principally of amounts assigned to operating rights related to the Barnwell, South Carolina low-level radioactive waste disposal facility, covenants not-to-compete, and costs incurred to obtain patents. We do not have any intangible assets with indefinite useful lives. Other intangible assets that are subject to amortization as of March 31, 2006 and December 31, 2005 consist of the following:

		As of March 31, 2006		As of December 31, 2005
	Amorti- zation period	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Barnwell operating rights	8 yrs	$7,340	$(5,275)	$7,340	$(5,046)
Patents	20 yrs	1,469	(1,090)	1,469	(1,077)
Covenants-not-to-compete	17 yrs	102	(82)	102	(80)
Total		$8,911	$(6,447)	$8,911	$(6,203)

Aggregate amortization expense was $244 for the three months ended March 31, 2006 and $245 for the three months ended April 1, 2005. Estimated annual amortization expense for the five years beginning January 1, 2006 is $976 for fiscal year ended December 31, 2006, $963 for fiscal year ended December 31, 2007, $500 for fiscal year ended December 31, 2008, $38 for fiscal year ended December 31, 2009, and $33 for fiscal year ended December 31, 2010.

4.    Cost and Estimated Earnings in Excess of Billings on Uncompleted Contracts

Cost and estimated earnings in excess of billings on uncompleted contracts represent amounts recognized as revenue that have not been billed. Contracts typically provide for the billing of costs incurred and estimated earnings on a monthly basis or based on contract milestone. We have cost and estimated earnings in excess of billings on uncompleted contracts of $35,733 as of March 31, 2006, of which $34,742 is expected to be collected within the next 12 months and is classified as a current asset. As of March 31, 2006, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months is $991 and is included in other assets in our consolidated balance sheets. As of December 31, 2005, cost and estimated earnings in excess of billings on uncompleted contracts was $34,381, of which $14,417 was expected to be collected within the next 12 months and was classified as a current asset. As of December 31, 2005, cost and estimated earnings in excess of billings on uncompleted contracts that will not be collected within the next 12 months is $19,964 and is included in other assets in our consolidated balance sheets. The cost and estimated earnings in excess of billing on uncompleted contracts that will not be collected within the next 12 months is related to the Fernald Closure Project and these balances are not billable until final approval from the Department of Energy of the project completion.

5.    Retainage

Retainage represents amounts billable but withheld, due to contract provisions, until the contract provisions are satisfied. As of March 31, 2006, we had retainage balances of $2,039, of which $1,963 was expected to be collected within the next 12 months and is included in prepaid expense and other current assets in the consolidated balance sheets. As of December 31, 2005, we had retainage balances of $1,939, of which $900 was expected to be collected within the next 12 months and was included in prepaid expenses and other current assets in the consolidated balance sheets.

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

Our D&D liabilities consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005
Facilities & Equipment asset retirement obligation	$19,837	$19,632
Barnwell closure	19,329	19,295
	$39,166	$38,927

We recognized accretion expense of $206 for the three months ended March 31, 2006, and $250 for the three months ended April 1, 2005.

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

7.    Long-Term Debt

Long-term debt as of March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005
Bank Credit Facility:
Term note, interest payable quarterly, due December 16, 2009	$64,356	$69,356
Less: current portion of long-term debt	658	708
	$63,698	$68,648

Our credit facility consists of a $30,000 revolving line of credit, which includes a $15,000 sub limit for the issuance of standby letters of credit, and a six-year $115,000 term loan. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for London Interbank Offered Rates (“LIBOR”) loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The term loan must be prepaid to the extent of any excess cash flows, as defined. The bank credit facility requires us to maintain certain financial ratios and contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions. As of March 31, 2006, we were in compliance with the provisions of the credit facility, including all financial covenant requirements. The credit facility is secured by substantially all of the assets of the company and its direct and indirect subsidiaries. As of March 31, 2006, $64,356 of the six-year term loans remained outstanding from the $115,000 term loans issued in December 2003. During the three months ended March 31, 2006, we made $5,000 in payments on the term loans of which $2,012 were scheduled repayments, which includes excess cash flow payments, and $2,988 were voluntary prepayments. In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility. The company has the ability to obtain supplemental letter of credit of $20,000. As of March 31, 2006, we had no outstanding supplemental letters of credit and no borrowings outstanding under the revolving line of credit.

8.    Derivative Financial Instrument

We entered into an interest rate swap agreement effective on July 22, 2003, to partially mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. The contract’s notional amount was $55,949 at inception and declines each quarter over the life of the contract in proportion to our reduction in the outstanding balance of the related long-term debt under the prior credit facility. At the inception of the current credit facility, we were required to have in place an interest rate protection agreement for the aggregate notional amount of at least 40% of the aggregate outstanding principal amount of the term loans, at which date the contract’s notional amount was $50,748. The current credit facility requires us to maintain the interest rate swap agreement until June 30, 2006. This interest rate swap agreement is not designated as an accounting hedge. The contract’s notional amount is $3,915 at March 31, 2006. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract, which was based upon the fair value estimate by a financial institution, is approximately $30 as of March 31, 2006 and approximately $85 as of December 31, 2005, which is included in prepaid expenses and other current assets in the consolidated balance sheets.

9.    Net Income Per Share

Basic net income per share is calculated by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income per share is calculated by dividing net income by the diluted weighted average common shares, which reflect the potential dilution of stock options that could share in our income. The reconciliation of amounts used in the computation of basic and diluted net income per share for the three months ended March 31, 2006 and April 1, 2005 consists of the following:

	Three months ended
(in thousands, except per share amounts)	March 31, 2006	April 1, 2005
Numerator:
Net income	$3,232	$4,860
Denominator:
Weighted average shares outstanding - basic	14,866	14,664
Effect of dilutive securities:
Incremental shares from assumed conversion of employee stock options	374	604
Diluted weighted average common shares outstanding	15,240	15,268
Income per common share:
Basic	$0.22	$0.33
Diluted	$0.21	$0.32

There were no anti-dilutive shares as of March 31, 2006 and April 1, 2005.

10.       Segment Reporting

We have three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. We evaluate the segments’ operating income results to measure performance. The following is a brief description of each of the segments:

Federal Services (“FS”) Segment

Our FS segment is focused on providing the following services to support major programs in the United States Department of Energy (“DOE”):

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

•                    process and package materials for disposal; and

•                    specialty waste processing for nuclear power plants.

	As of and for the Three Months Ended March 31, 2006
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$28,039	$18,732	$26,666	$—	$73,437
Income from operations	2,154	1,863	2,993	—	7,010
Interest expense	—	—	—	(1,685)	(1,685)
Other income, net	—	—	—	166	166
Income taxes	—	—	—	2,350	2,350
Equity in income of joint ventures	91	—	—	—	91
Net income	2,245	1,863	2,993	(3,869)	3,232
Depreciation and amortization expense	140	529	1,571	285	2,525
Capital expenditures for additions to property, plant and equipment	164	150	358	211	883
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets (2)	1,179	23,909	35,469	2,504	63,061
Total assets	76,457	71,533	90,881	18,339	257,210

	As of and for the Three Months Ended April 1, 2005
	FS	CS	CPD	Unallocated Items	Consolidated
Revenues from external customers (1)	$30,971	$20,210	$19,431	$—	$70,612
Income from operations	5,017	2,685	1,617	—	9,319
Interest expense	—	—	—	(1,489)	(1,489)
Other income, net	—	—	—	73	73
Income taxes	—	—	—	3,046	3,046
Equity in income of joint ventures	23	—	—	(20)	3
Net income	5,040	2,685	1,617	(4,482)	4,860
Depreciation and amortization expense	125	579	1,602	307	2,613
Capital expenditures for additions to property, plant and equipment	252	785	207	101	1,345
Goodwill	32,671	31,316	8,142	—	72,129
Other long-lived assets (2)	1,406	23,596	42,238	2,094	69,334
Total assets	78,412	72,211	90,654	16,377	257,654

(1)             Intersegment revenues have been eliminated and are not material for the three months ended March 31, 2006 and April 1, 2005. Revenues by segment represent revenues earned based on third party billings to customers.

(2)             Other long-lived assets include property, plant and equipment and other intangible assets.

(11) Commitments and Contingencies

(a)   Financial Assurance Instruments

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of March 31, 2006, we had outstanding assurance instruments of $16,947, including $8,276 in letters of credit and $8,671 in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit facility up to $15,000 as a sub limit to the $30,000 revolving line of credit. In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility. As of March 31, 2006, we had no outstanding supplemental letters of credit. The company has the ability to obtain supplemental letters of credits and surety bonds of $20,000. The credit facility limits the total amount of outstanding supplemental letters of credits and surety bonds to $35,000. Therefore, we are able to issue up to $50,000 in financial assurance instruments under our credit facility.

(b)   Legal Proceedings

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina. AVANTech, Inc. then filed numerous counterclaims against us. All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment. In October 2005, a South Carolina jury found against us on all of our claims. AVANTech, Inc has petitioned the court for an award of attorneys’ fees in an amount of $2,900. We believe that we have valid defenses against this petition. However, it is not possible for our management to predict the amount of fees that the court may ultimately determine to award the petition. Therefore we have not recorded a contingent liability associated with this petition. We intend to appeal the decision against our claims.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of other legal proceedings. Our management believes that the ultimate resolution of matters in litigation, administrative proceedings, or other matters, including those described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

12.       Merger Agreement; Business Transactions with EnergySolutions

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

Consummation of the merger is subject to a number of conditions, including but not limited to, stockholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period, and certain other customary conditions. On March 20, 2006, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ended. We have received all regulatory approvals required for closing the merger. We have submitted the Merger Agreement and the merger described above to stockholders for their consideration at a special meeting of stockholders to be held on June 6, 2006. We expect to close the merger promptly following receipt of stockholder approval.

Our executive officers, members of our board of directors, and some of our employees have been provided compensation related arrangements that become effective upon the completion of the merger. They are as follows:

•                    Unvested stock options for Duratek common stock will become immediately exercisable and all outstanding options (including previously unvested options) will be cancelled at the time of the merger in exchange for payment equal to the difference between the merger price per share and the applicable exercise price.

•                    Our executive officers, certain members of senior management, and certain of our employees are entitled to receive cash severance payments and other benefits if their employment is terminated or adversely affected under certain circumstances following the merger.

•                    Certain of our executive officers, certain members of senior management, and certain of our employees are entitled to receive cash retention payments for remaining employed with Duratek prior to the period of the pending merger and thereafter.

•                    In connection with the merger, Duratek will terminate the Duratek Deferred Compensation Plan and will cause all accounts thereunder to be paid out to participants in cash following the merger.

Further details on these arrangements are included in our proxy statement dated April 21, 2006.

We have commercial contracts that are not related to the merger and in most cases were in effect prior to the merger. During the three months ended March 31, 2006, we recognized $9,686 in expense relating to waste from our customers and our own waste that has been or will be buried at a disposal site owned and operated by EnergySolutions. During the three months ended March 31, 2006, we paid $5,671 to EnergySolutions for waste disposal. At March 31, 2006, we have accrued $2,917 relating to waste sent to, but which has not been invoiced by EnergySolutions.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements concerning our business and operations. Forward-looking statements include those statements containing words such as the following: “will,” “should,” “could,” “anticipate,” “believe,” “plan,” “estimate,” “expect,” “intend,” and other similar expressions. All of these forward-looking statements involve risks and uncertainties. They are all made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We wish to caution you that our actual results may differ significantly from the results we discuss in our forward-looking statements. Our forward-looking statements speak only as of the date of this document, and we do not intend to update these statements to reflect events or circumstances that occur after that date. Hereinafter, the terms “Duratek”, “we”, “our” or the “Company” and similar terms refer to Duratek, Inc. and its subsidiaries, unless the context indicates otherwise. The following discussion should be read in conjunction with our consolidated financial statements and the notes in our Annual Report on Form 10-K for the year ended December 31, 2005. Our first three fiscal quarters end on the Friday nearest to the last day of each such calendar quarter and our fiscal year ends on December 31. The interim financial results presented herein are as of March 31, 2006 and for the three months ended March 31, 2006 and April 1, 2005.

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

Consummation of the merger is subject to a number of conditions, including stockholder approval, absence of any law or order prohibiting the consummation of this merger, expiration, or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act waiting period, and certain other customary conditions. On March 20, 2006, the waiting period of the applicable Hart-Scott-Rodino Antitrust Improvements Act ended, and no further antitrust regulatory review of the merger is required. We have received all regulatory approvals required for closing the merger. We have submitted the Merger Agreement and the merger described above to stockholders for their consideration at a special meeting of stockholders to be held on June 6, 2006.

Pursuant to the terms of the Merger Agreement, EnergySolutions and Duratek each have certain termination rights. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay EnergySolutions a termination fee of approximately $8.6 million. In addition, if this merger cannot be closed or is delayed for longer than twelve months due to certain regulatory or legal restrictions, EnergySolutions has agreed to pay to us a “reverse break-up fee” of $5 million in cash and to provide a prepayment credit of $12 million to one of our subsidiaries for waste disposal services performed by EnergySolutions under an existing commercial contract between the parties. As indicated above, on March 20, 2006, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act ended, and we have received all regulatory approvals required for closing the merger.

Overview

We provide services to commercial and government customers in the United States that provides for safe and secure radioactive materials disposition and nuclear facility operations. We possess a breadth of capabilities, technologies, assets, facilities, and qualified technical personnel. Our services include decommissioning services, nuclear facility operations, radioactive material characterization, processing, transportation, accident containment and restoration services, and final disposal. Our operations are organized into three primary segments: (i) Federal Services, (ii) Commercial Services, and (iii) Commercial Processing and Disposal. Our revenues are derived almost equally from government and commercial customers. More detailed information on our segments is available in Item 1, Note 10 to our Notes to Consolidated Financial Statements contained in this report.

We operate in a complex environment due to the nature of our customers and our projects. These factors are described in our Annual Report on Form 10-K for the year ended December 31, 2005 under the caption “Risk Factors” in Item 1A. Due to the size and nature of many of our contracts, the estimation of overall risk, revenue and cost at completion is complicated and subject to many variables. Depending on the contract, this poses challenges to our executive management team in overseeing contract performance and in evaluating the timing of the recognition of revenues and project costs, both initially and when there is a change in project status. Thus, our executive management team spends considerable time on evaluating and structuring key contracts, on monitoring project performance, and in assessing the financial impact of our contracts to minimize risk and achieve stable financial results. Due to the complexity in the revenue recognition for our projects, executive management is particularly attentive to developments in individual contracts that may affect the timing of revenues and related costs. In addition, our executive management team spends considerable time in identifying new contract opportunities, including the extension of scope of work on current projects and new business opportunities. It is difficult to predict the timing and ultimate success of new business opportunities, and we expect these difficulties to continue in the future.

Accounting for Share-based Compensation

Prior to January 1, 2006, we applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, to account for our fixed-plan stock options. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosure), established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we elected to continue to apply the intrinsic-value-based method of accounting described above, and have adopted only the disclosure requirements of SFAS No. 123.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified prospective transition method. Under this transition method, compensation expense that we recognized for the three months ended March 31, 2006 included compensation expense for all share-based payments granted prior to, but not yet fully vested as of, January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Because we elected to use the modified prospective transition method, results for prior periods have not been restated.

We have not made any modifications to the terms of the options outstanding as of January 1, 2006 and we have not made any new grants during the three months ended March 31, 2006. There has been no change in the quantity or type of instruments used in share-based payment program. Upon adoption of SFAS No. 123(R), there have been no cumulative adjustments in the financial statement. At March 31, 2006, there was $3.5 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. We expect to recognize that cost over a weighted average period of approximately four years.

We estimate the fair value of options granted using the Black-Scholes option valuation model and the assumptions shown in Note 2 to the financial statements. We estimate the expected term of options granted based on analysis by an outside consultant. We estimate the volatility of our common stock for a period equal to the expected term and utilizing the historical average daily closing share price by month, which is consistent with SFAS No.123(R) and Securities and Exchange Commission Staff Accounting Bulletin No. 107. We base the risk-free interest rate that we use in the Black-Scholes option valuation model on the U.S. Treasury constant nominal 10-year rates. We have never paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future. Consequently, we use an expected dividend yield of zero in the Black-Scholes option valuation model. SFAS No. 123(R) requires us to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record share-based compensation expense only for those awards that are expected to vest. We amortize the fair value on a straight-line basis. All options are amortized over the requisite service periods of the awards, which are generally the vesting periods. We may elect to use different assumptions under the Black-Scholes option valuation model in the future, which could materially affect our net income or loss and net income or loss per share.

There has not been a significant difference in the valuation methodology or assumptions used in estimating the fair value of share options under SFAS No. 123, except for the expected term, which was modified based on historical exercise information.

Summary of Significant Events

The following is a summary of significant events that had an impact on our financial results for the three months ended March 31, 2006 and thus received considerable financial management attention and scrutiny:

•                    Acceleration of the estimated project completion date on the Fernald closure contract from December 2006 to July 2006, which resulted in the recognition of $2.2 million of additional incentive fees during the three months ended March 31, 2006.

•                    Professional service fees incurred during the three months ended March 31, 2006 of $2.3 million relating to the Merger Agreement.

•                    Recognition of $0.3 million in share-based compensation expense during the three months ended March 31, 2006 as a result of the adoption of the SFAS No. 123(R).

We measure financial performance for each operating segment based on income from operations, which consists of revenues less direct expenses and selling, general and administrative (“SG&A”) expenses. SG&A expenses for each segment includes specific expenses for the management, support, and business development functions of the segment as well as an allocation of our corporate SG&A expenses. Our corporate SG&A expenses include company-wide management, support, and business development functions and are allocated to each segment based on their pro-rata share of direct expenses incurred. We have included in this item a comparative period-to-period analysis of SG&A expenses incurred by each segment and the impact of corporate SG&A expenses that has been allocated to each segment, and an analysis of corporate SG&A expenses.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. On an on-going basis, we evaluate our estimates, including those related to cost to complete long-term contracts, the cost to decontaminate and decommission (“D&D”) facilities and equipment, the recoverability of long-lived assets including goodwill, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from our estimates. We discuss our most critical accounting policies in our Management’s Discussion and Analysis in our Annual Report on Form 10-K for the year ended December 31, 2005. During 2006, there have not been any material changes to our Critical Accounting Policies.

Results of Operations

Three Months Ended March 31, 2006 (“first quarter of 2006”) as Compared to Three Months Ended April 1, 2005 (“first quarter of 2005”).

	Three months ended		Increase (decrease)
(in thousands of dollars)	March 31, 2006	April 1, 2005	Dollar	Percent
	(unaudited)
Revenues:
Federal Services	$28,039	$30,971	$(2,932)	-9.5%
Commercial Services	18,732	20,210	(1,478)	-7.3%
Commercial Processing and Disposal	26,666	19,431	7,235	37.2%
Total revenues	73,437	70,612	2,825	4.0%
Cost of revenues:
Federal Services	21,069	22,455	(1,386)	-6.2%
Commercial Services	13,875	15,011	(1,136)	-7.6%
Commercial Processing and Disposal	19,575	15,414	4,161	27.0%
Total cost of revenues	54,519	52,880	1,639	3.1%
Gross profit:
Federal Services	6,970	8,516	(1,546)	-18.2%
Percent of revenues	24.9%	27.5%
Commercial Services	4,857	5,199	(342)	-6.6%
Percent of revenues	25.9%	25.7%
Commercial Processing and Disposal	7,091	4,017	3,074	76.5%
Percent of revenues	26.6%	20.7%
Total gross profit	18,918	17,732	1,186	6.7%
Percent of revenues	25.8%	25.1%
SG&A:
Federal Services	4,816	3,499	1,317	37.6%
Commercial Services	2,994	2,514	480	19.1%
Commercial Processing and Disposal	4,098	2,400	1,698	70.8%
Total SG&A	11,908	8,413	3,495	41.5%
Percent of revenues	16.2%	11.9%
Income from operations:
Federal Services	2,154	5,017	(2,863)	-57.1%
Percent of revenues	7.7%	16.2%
Commercial Services	1,863	2,685	(822)	-30.6%
Percent of revenues	9.9%	13.3%
Commercial Processing and Disposal	2,993	1,617	1,376	85.1%
Percent of revenues	11.2%	8.3%
Total income from operations	7,010	9,319	(2,309)	-24.8%
Percent of Sales	9.5%	13.2%
Interest expense	(1,685)	(1,489)	196
Other income, net	166	73	93
Income taxes	2,350	3,046	(696)
Equity in income of joint ventures	91	3	88
Net income	$3,232	$4,860	$(1,628)

Revenues

Our total revenues increased by $2.8 million during the first quarter of 2006 compared to the first quarter of 2005. The following items had a significant impact on revenues (in millions):

Description:	Increase (decrease)
Federal Services:
• A decrease in revenues relating to work performed on the Hanford RPP-WTP projects due to a reduction in work scope during the first quarter of 2006 compared to the first quarter of 2005.	$(2.0)
• A decrease in revenues relating to the processing of liquid and gaseous wastes at the Oak Ridge Reservation in Tennessee due to a reduction in the scope of work being performed during the first quarter of 2006 compared to the first quarter of 2005, partially offset by the approval of a request for equitable adjustments during the first quarter of 2006.	(1.2)
• A net decrease in revenues during the first quarter of 2006 compared to the first quarter of 2005 on work performed on existing contracts relating to the following:	(0.5)

•   a decrease in revenues relating to the Environmental Management Waste Management Facility (“EMWMF”) project in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a decrease in volume of work, offset by the approval of a request for equitable adjustments during the first quarter of 2006; and

• a decrease in waste disposition volume from a remediation project at the Hanford Site.
• A decrease in revenues relating to waste disposal work at the Hanford site as a result of the contract ending during the first quarter of 2006.	(0.7)
• A decrease in revenues relating to work performed for the K-25 site at the Oak Ridge Reservation in Tennessee due to the early termination of this contract in July 2005.	(0.6)
• A decrease in revenues relating to subcontract work performed for the Uranium Disposition Services, LLC (“UDS, LLC”) joint venture primarily due to the planned transition from a subcontractor status as a result of the transfer of employees to the joint venture during the third quarter of 2005. Our revenues and expenses related to this contract have been replaced by joint venture income.	(0.7)
• A decrease in revenues as a result of a decrease in volume of work performed relating to the professional engineering and waste disposition support services during the first quarter of 2006 compared to the first quarter of 2005.	(0.4)
• A decrease in fee revenue relating to the Project Hanford Management Contract during the first quarter of 2006 compared to the first quarter of 2005 due to the timing of performance based incentive earning opportunities.	(0.2)
• An increase from revenues relating to work performed at the Los Alamos National Laboratory due to an increase in volume of waste disposed during the first quarter of 2006 compared to the first quarter of 2005. This contract ended during the first quarter of 2006.	3.5

Description:	Increase (decrease)
Commercial Services:
• A net decrease in revenues relating to D&D projects primarily relating to a net decrease in volume of work performed at nuclear power reactors and other commercial customer sites.	$(2.0)
• A decrease in revenue relating to work performed as part of several projects in the Federal Services segment.	(0.3)
• A decrease in revenues relating to a reduction in storage and service revenue at the Memphis facility during the first quarter of 2006 compared to the first quarter of 2005.	(0.2)
• A decrease in revenues from the rental of casks during the first quarter of 2006 compared to the first quarter of 2005.	(0.2)
• Partially offsetting were increases in revenues relating to the following:
• A net increase in revenues relating to several transportation logistics projects that occurred during the first quarter of 2006 compared to the first quarter of 2005. Transportation logistics contracts do not always occur on a frequent or reoccurring basis.	1.0
• An increase in liquid waste processing services provided at several nuclear power reactors during the first quarter of 2006 compared to the first quarter of 2005 and from sales of liquid waste processing systems during the first quarter of 2006.	0.4

Commercial Processing and Disposal:
• An increase in revenues relating to the fixed based processing facility during the first quarter of 2006 compared to the first quarter of 2005 due to an increase in volume of waste processed and the processing of higher priced waste, a substantial portion of which related to waste from the Big Rock Point D&D project, partially offset by the following:	7.8
• a decrease in activity relating to waste received from customers that does not require processing and can be directly sent for burial;
• a decrease in revenues from transportation; and
• a decrease in processing volume of specialty waste, primarily for the DOE.
• A decrease in revenues from the Barnwell low-level radioactive waste disposal site due to a decrease in decommissioning activity (capping of disposal trenches), partially offset by higher revenues relating to the disposal site operation as a result of higher reimbursable expenses incurred during the first quarter of 2006 compared to the first quarter of 2005.	(0.5)
$3.2

Challenges to replacing and expanding revenues

Two major contracts, the Fernald Closure contract and the Big Rock Point D&D contract will end during 2006. These two projects accounted for $14.9 million of revenues in the first quarter of 2006; the gross profit on these contracts represents an above average percentage of revenues due to a variety of factors, including the nature of the work performed and incentive payments that we are receiving due to favorable contract performance. As described in our annual report on Form 10-K, and our investor presentations filed on Form 8-K, dated May 5, 2006, we face challenges in replacing the revenues and gross profit contributions of these contracts due to, among other factors, the lengthening of the Federal procurement cycle, the lack of large commercial projects to be awarded, and increased competition.

Gross Profit

Our total gross profit increased by $1.2 million during the first quarter of 2006 compared to the first quarter of 2005. The following items had a significant impact on gross profit (in millions):

Description:	Increase (decrease)
Federal Services:
• A decrease in gross profit on the Project Hanford Management Contract during the first quarter of 2006 compared to the first quarter of 2005 due to higher non-reimbursable expenses incurred and a decrease in fee revenue.	$(0.6)
• A decrease in gross profit relating to the EMWMF project in the first quarter of 2006 compared to the first quarter of 2005 primarily due to a decrease in volume of work, partially offset by the approval of a request for equitable adjustments during the first quarter of 2006.	(0.4)
• A decrease in gross profit relating to work performed on the Hanford RPP-WTP projects due to a reduction in work scope during the first quarter of 2006 compared to the first quarter of 2005.	(0.3)
• A decrease in gross profit as a result of a decrease in volume of work performed relating to the professional engineering and waste disposition support services during the first quarter of 2006 compared to the first quarter of 2005.	(0.3)
• A decrease in gross profit relating to work performed for the Y-12 site at the Oak Ridge Reservation in Tennessee due to a reduction in the volume of work being performed under a new contract during the first quarter of 2006 compared to the first quarter of 2005.	(0.2)
• A decrease in gross profit relating to work performed at the DOE’s Idaho site primarily due to costs incurred for delays in schedule, primarily due to the characterization of waste. These additional costs have required an increase to the estimate at completion, which resulted in the recognition of additional projected contract loss. We are seeking contract adjustments for additional costs incurred.	(0.2)
• Partially offsetting was an increase in gross profit relating to work performed at the Los Alamos National Laboratory due to an increase in volume of waste disposed during the first quarter of 2006 compared to the first quarter of 2005. This contract ended during the first quarter of 2006.	0.6

Commercial Services:
• A net decrease in gross profit relating to D&D projects primarily relating to a net decrease in volume of work performed at nuclear power reactors and other commercial customer sites.	(0.3)
• A net decrease in gross profit relating to several transportation logistics projects that occurred during the first quarter of 2006 compared to the first quarter of 2005.	(0.2)
• A decrease in gross profit relating to rental of casks and work performed as part of several projects in the Federal Services segment.	(0.3)

Description:	Increase (decrease)
• Partially offsetting was an increase in gross profit relating to the following:
• An increase in liquid waste processing services provided at several nuclear power reactors during the first quarter of 2006 compared to the first quarter of 2005 and from the sales of liquid waste processing systems during the first quarter of 2006.	0.2
• Higher profit work performed in our transportation operation during the first quarter of 2006 compared to the first quarter of 2005.	0.1

Commercial Processing and Disposal:
• An increase in gross profit from the fixed-based processing facility in Tennessee primarily due to revenues from the waste processed, partially offset by higher burial and transportation expenses, which increased primarily due to an increase in waste volume.	3.0
$1.1

Income from Operations

Income from operations decreased by $2.3 million during the first quarter of 2006 compared to the first quarter of 2005 due to higher SG&A expense.

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore have not restated results for prior periods. Our results of operations for the first quarter of 2006 were impacted by the recognition of non-cash expense related to the fair value of our share-based compensation awards. During the first quarter of 2006, we recorded $346 thousand in pre-tax share-based compensation expense, of which $331 thousand is included in SG&A expense and $15 thousand is included in cost of revenues. The stock compensation expense recognized in SG&A expense is reflected as both SG&A expense incurred by each segment and as Corporate SG&A expense. See Note 2 to the Notes to Consolidated Financial Statements.

The decrease in income from operations is attributable to the following:

Federal Services:

Income from operations decreased by $2.9 million during the first quarter of 2006 compared to the first quarter of 2005 due to lower gross profit and higher SG&A expense. The allocation of corporate SG&A expense increased by $0.9 million during the first quarter of 2006 compared to the first quarter of 2005 primarily due to an increase in corporate SG&A expense, offset by a decrease in the pro-rata share of direct expenses incurred. SG&A expense incurred by this segment increased by $0.4 million primarily due to an increase in business development expense, partially offset by lower salary related expense.

Commercial Services:

Income from operations decreased by $0.8 million during the first quarter of 2006 compared to the first quarter of 2005 due to higher SG&A expense and lower gross profit. The allocation of corporate SG&A expense increased by $0.5 million during the first quarter of 2006 compared to the first quarter of 2005 due to an increase in corporate SG&A expense and an increase in pro-rata share of direct expenses incurred.

Commercial Processing and Disposal:

Income from operations increased by $1.4 million during the first quarter of 2006 compared to the first quarter of 2005 due to higher gross profit, offset by higher SG&A expense. SG&A expense incurred by this segment increased by $0.4 million primarily due to facility and salary related expenses, partially offset by lower business development expense. The allocation of corporate SG&A expense increased by $1.3 million during the first quarter of 2006 compared to the first quarter of 2005 due to an increase in corporate SG&A expense and an increase in the pro-rata share of direct expenses incurred.

Corporate SG&A Expense and Other Non-operating Items:

Corporate incurred SG&A expense increased $2.7 million during the first quarter of 2006 compared to the first quarter of 2005 primarily due to higher professional fees incurred relating to the Merger Agreement, salary and related expense, including stock based compensation expense of $174 thousand, and higher business development and information systems expense, partially offset by lower professional fees.

Interest expense increased $0.2 million during the first quarter of 2006 compared to the first quarter of 2005 primarily as a result of higher interest rates during the first quarter of 2006.

Income taxes decreased $0.7 million during the first quarter of 2006 compared to the first quarter of 2005 primarily due to lower pre-tax income. Our effective tax rate for the first quarter of 2006 is 42.8% compared to 38.5% for first quarter of 2005. The effective tax rate is higher than the Federal statutory rate of 35% primarily due to state income taxes and expenses that are not deductible for Federal income tax purposes. The effective tax rate for the first quarter of 2006 is significantly higher than the first quarter of 2005 due to expenses incurred relating to the Merger Agreement that are not deductible for Federal income tax purposes.

Liquidity and Capital Resources

We used $3.6 million in cash from operating activities during the three months ended March 31, 2006. Significant components are attributable to the following:

•                  A decrease in accounts payable and accrued expenses and other current liabilities primarily due to the payment of salary and related expenses and a decrease in accounts payable from December 31, 2005.

•                  A decrease in unearned revenues primarily due to the recognition of revenue relating to unearned revenues from December 31, 2005 in our Commercial Processing and Disposal and Commercial Services segments and a decline in the volume of waste receipts that provide for the receipt of advance payments from our customers in our fixed based processing facility in Tennessee.

•                  An increase in accounts receivable primarily due to billings exceeding cash receipts during the three months ended March 31, 2006.

•                  An increase in costs and estimated earning in excess of billings on uncompleted contracts primarily relating to an increase attributable to amounts billable one month in arrears and milestone based contracts in the Federal Services and Commercial Services segments.

•                  Partially offsetting was an increase in waste processing and disposal liabilities relating to our fixed based processing facility in Tennessee due to an increase in waste processed during the first quarter of 2006.

We have implemented a comprehensive plan designed to focus on improving our cash from operating activities during the remainder of this fiscal year. We believe that cash flow from operations, cash resources at March 31, 2006 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months. Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. Depending upon market conditions, we may seek to supplement our capital resources with additional debt borrowings or equity financing.

We used $0.9 million in cash for investing activities during the first quarter of 2006 and $1.4 million during the first quarter of 2005 primarily for the purchase of property, plant and equipment.

Net cash used in financing activities was $5.0 million during the first quarter of 2006, which includes repayments of long-term debt and capital lease obligations, offset by proceeds from the issuance of common stock from the exercise of employee stock options. There were no borrowings under our revolving line of credit during the first quarter of 2006.  Net cash provided by financing activities was $0.2 million during the first quarter of 2005, which includes proceeds from the issuance of common stock from the exercise of employee stock options, partially offset by repayments of long-term debt.

Bank Credit Facility

Our credit facility consists of a $30.0 million revolving line of credit, including a $15.0 million sub limit for the issuance of standby letters of credit to fund working capital requirements and a $115.0 million term loan, of which $64.4 million remains outstanding as of March 31, 2006. In connection with the credit facility, we incurred transaction financing costs and related expenses, which are deferred and are being amortized to expense over the term of the credit facility. Borrowings under the credit facility bear interest at the prime rate plus an applicable margin or, at our option, London Interbank Offered Rates (“LIBOR”) plus an applicable margin. For term loans, the applicable margin is 2.00% for prime rate loans and 3.25% for LIBOR loans. For revolving loans, the applicable margin is determined based on our leverage ratio and can range from 2.00% to 2.50% for prime rate loans and from 3.25% to 3.75% for LIBOR loans. The credit facility requires us to maintain certain financial covenants including: net leverage, interest coverage, and fixed charge coverage ratios, and minimum levels of earnings before interest, tax, depreciation and amortization. In addition, the credit facility contains restrictions on our ability to pay cash dividends and limitations on our ability to make acquisitions. The credit facility is secured by substantially all of our assets and the assets of our direct and indirect subsidiaries. As of March 31, 2006, we were in compliance with the provisions of the credit facility, including all financial covenant requirements.

As of March 31, 2006, there were no borrowings outstanding under the revolving line of credit, $8.3 million in outstanding letters of credit, and a $64.4 million six-year term loan bearing interest at LIBOR plus 3.25% (7.89%). As of March 31, 2006, the $30.0 million in total available borrowings under the revolving line of credit were reduced by the $8.3 million in outstanding letters of credit for a net borrowing availability of $21.7 million under the revolving line of credit.

We are required to post, from time to time, standby letters of credit and surety bonds to meet certain customer contract requirements. We do not directly post financial assurance instruments or other guarantees for our subcontractors. As of March 31, 2006, we had outstanding assurance instruments of $17.0 million, including $8.3 million in letters of credit and $8.7 million in surety bonds, which expire at various contract completion dates. We have entered into certain indemnification agreements with the providers of the surety bonds, which would require funding only if we failed to perform under the contracts being insured and the surety bond issuer was obligated to make payment to the insured parties. The letters of credit are issued under our bank credit facility up to $15.0 million as a sub limit to the $30.0 million revolving line of credit. In addition, the credit facility provides for the ability to obtain supplemental letters of credit, as defined in the credit facility. As of March 31, 2006, we had no outstanding supplemental letters of credit. The company has the ability to obtain supplemental letters of credit of $20.0 million. The credit facility limits the total amount of outstanding supplemental letters of credits and surety bonds to $35.0 million. Therefore, we are able to issue up to $50.0 million in financial assurance instruments under our credit facility.

Historically, our primary liquidity requirements have been for debt service under our bank credit facilities, for working capital requirements, and for acquisitions. We have funded these requirements primarily through internally generated operating cash flows and funds borrowed under our bank credit facilities, and we expect this to continue for the foreseeable future.

We believe that cash flows from operations, cash resources at March 31, 2006 and, if necessary, borrowings under our credit facility will be sufficient to fund our operating cash, capital expenditure, and debt service requirements for at least the next twelve months. Over the longer term, our ability to make scheduled payments on our debt obligations will depend on our future financial performance, which will be affected by a range of economic, competitive, and business factors. Depending upon market conditions, we may seek to supplement our capital resources with debt or equity financing.

The Merger Agreement imposes certain restrictions on us while the Merger is pending, including, among others, restrictions on the payment of dividends and the issuance of additional debt obligations.

Off Balance Sheet Arrangements

We have routine operating leases and two investments in joint ventures at March 31, 2006. The two joint ventures are UDS, LLC and Isotek Systems, LLC.

Joint Venture Financing

On June 29, 2005, we entered into an agreement with UDS, LLC, one of our joint ventures, to loan up to $1.6 million to UDS, LLC for working capital requirements. The loan is subject to interest at the higher of 5% or the prime rate plus 1.0%. Interest is payable monthly, and the entire loan balance must be repaid within one year from the date of the loan. As of March 31, 2006, there were outstanding borrowings to UDS, LLC of $0.6 million. We own 26 percent of UDS, LLC and share proportionally in its profits and losses. The other partners and their proportionate share include Framatome AMP (48%) and Burns & Roe Enterprises (26%).

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our major market risk relates to changing interest rates. At March 31, 2006, we have floating rate long-term debt of $64.4 million, of which the current portion is $0.7 million. We entered into an interest rate swap agreement effective on July 22, 2003 partially to mitigate our exposure to fluctuations in interest rates relating to our outstanding variable rate debt. This interest rate swap agreement is not designated as a hedge. The contract’s aggregate notional amount was $55.9 million at inception and declines each quarter over the life of the contract in proportion to our estimated outstanding balance of the related long-term debt under the prior credit facility. At the inception of the current credit facility, we were required to have in place an interest rate protection arrangement for the aggregate notional amount of at least 40% of the aggregate outstanding principle amount of the term loans, at which date the contract’s notional amount was $50.7 million. The current credit facility requires us to maintain this interest rate swap agreement until June 30, 2006. The contract’s notional amount is $3.9 million at March 31, 2006. Under the terms of the contract, we pay a fixed rate of 1.895% and receive LIBOR, which resets every 90 days. The contract matures on June 30, 2006. The fair value of the contract at March 31, 2006 is approximately $30 thousand.

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

A hypothetical interest rate change of 1% on our bank credit facility would have changed interest expense for the three months ended March 31, 2006 by approximately $0.2 million and the interest rate swap agreement would have changed interest expense by $22 thousand in the opposite direction. In addition, a hypothetical interest rate change of 1% on our interest rate swap agreement would have changed the fair value of the interest swap at March 31, 2006 by approximately $9 thousand. Additionally, changes in market interest rates would impact the fair value of our long-term obligations. The carrying amount of our indebtedness under our bank credit facility approximates its fair value as of March 31, 2006, as the facility bears interest rates that approximate the market.

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

Part II  Other Information

Item 1. Legal Proceedings

In February of 2003, we filed multiple claims, including misappropriation of trade secrets, unfair trade practices, and patent infringement against AVANTech, Inc. in the Federal Court of South Carolina. AVANTech, Inc. then filed numerous counterclaims against us. All counterclaims brought against us by AVANTech, Inc. were dismissed by summary judgment. In October 2005, a South Carolina jury found against us on all of our claims. AVANTech, Inc has petitioned the court for an award of attorneys’ fees in an amount of $2.9 million. We believe that we have valid defenses against this petition. However, it is not possible for our management to predict the amount of fees that the court may ultimately determine to award the petition. Therefore we have not recorded a contingent liability associated with this petition. We intend to appeal the decision against our claims.

In addition, from time to time, we are a party to litigation or administrative proceedings relating to claims arising from our operations in the normal course of our business. Refer to our Annual Report on Form 10-K for the year ended December 31, 2005 for a discussion of other legal proceedings. Our management believes that the ultimate resolution of matters in litigation, administrative proceedings, or other matters, including those described above, currently pending against us is unlikely, either individually or in the aggregate, to have a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of 2006, Duratek issued 447 shares of common stock pursuant to an employee stock award plan that awards common stock to employees on their one year, twenty-fifth year, thirtieth year and thirty-fifth year anniversary of the employee’s commencement of employment with the Company. The issuance of the shares were not registered under the Securities Act of 1933, as amended, because these transactions either did not involve an offer or sale for purposes of Section 2(a)(3) of the Securities Act of 1933, as amended, in reliance on the fact that the securities were granted for no consideration or were offered and sold in transactions not involving a public offering, exempt from registration under Section 4(2) of the Securities Act.

Item 6. Exhibits

See accompanying Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DURATEK, INC.

Dated: May 8, 2006	BY:	/s/ Robert F. Shawver
Robert F. Shawver
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Dated: May 8, 2006	BY:	/s/ William M. Bambarger, Jr.
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

Exhibit No.
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

10.8

Amended and Restated Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Robert E. Prince. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006. (File No. 0-14292)

10.9

Amended and Restated Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Robert F. Shawver. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on February 10, 2006. (File No. 0-14292)

10.10

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.11

Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and C. Paul Deltete. Incorporated herein by reference to Exhibit 10.11 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

10.12

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.13

Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Regan E. Voit. Incorporated herein by reference to Exhibit 10.13 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

Exhibit No.
10.14

Employment Agreement dated June 8, 2000 by and between Waste Management Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.15

Amendment to Employment Agreement dated June 1, 2002 by and between Duratek Federal Services, Inc. and Thomas E. Dabrowski. Incorporated herein by reference to Exhibit 10.20 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.16

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.21 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. (File No. 0-14292)

10.17

Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Michael F. Johnson. Incorporated herein by reference to Exhibit 10.17 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

10.18

Executive Employment Agreement dated November 1, 2002 by and between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.19

Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and William R. Van Dyke. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

10.20

Duratek Inc. 2002 Executive Compensation Plan. Incorporated herein by reference to Exhibit 10.19 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002. (File No. 0-14292)

10.21	Duratek, Inc. Deferred Compensation Plan. Incorporated herein by reference to Exhibit 10.18 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 30, 2003. (File No. 0-14292)

10.22

Credit Agreement, dated as of December 16, 2003, among Duratek, Inc., various lenders and Credit Lyonnais New York Branch, as Administrative Agent, Book Manager and Lead Arranger. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.23

Security Agreement, dated as of December 16, 2003, among Duratek, Inc., certain subsidiaries thereof and Credit Lyonnais New York Branch, as Collateral Agent. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on December 17, 2003. (File No. 0-14292)

10.24

Form of Stock Option Award Agreement under Duratek, Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

Exhibit No.
10.25

Form of Stock Option Award Agreement for certain executive officers under Duratek Inc.’s 1999 Stock Option and Incentive Plan. Incorporated herein by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K on February 22, 2005. (File No. 0-14292)

10.26

Amendment to Duratek, Inc. Deferred Compensation Plan dated May 15, 2003. Incorporated herein by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004. (File No. 0-14292)

10.27

Executive Employment Agreement dated as of February 6, 2006, between Duratek, Inc. and Joseph G. Henry. Incorporated herein by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.28

Letter Agreement dated as of February 6, 2006, between Duratek, Inc. and Joseph G. Henry. Incorporated herein by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.29

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and William M. Bambarger, Jr. Incorporated herein by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.30

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and Craig T. Bartlett. Incorporated herein by reference to Exhibit 10.6 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.31

Severance Agreement dated as of February 6, 2006, between Duratek, Inc. and Diane L. Leviski. Incorporated herein by reference to Exhibit 10.7 of the Registrant’s Current Report on Form 8-K on February 10, 2006. (File No. 0-14292)

10.32

Executive Employment Agreement dated June 1, 2002 by and between Duratek, Inc. and Willis W. Bixby. Incorporated herein by reference to Exhibit 10.32 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

10.33

Amendment to Employment Agreement dated February 6, 2006 between Duratek, Inc. and Willis W. Bixby. Incorporated herein by reference to Exhibit 10.33 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2005. (File No. 0-14292)

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